Form 10-K
period 2017-12-31
TCG BDC II, Inc.
filed 2018-03-01
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 000-55848
TCG BDC II, INC.
(Exact name of Registrant as specified in its charter)

Maryland	81-5320146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
520 Madison Avenue, 40th Floor, New York, NY 10022
(Address of principal executive office) (Zip Code)
(212) 813-4900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at March 1, 2018 was 4,130,683.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

TCG BDC II, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC II, Inc. (“we,” “us,” “our,” “BDC II” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the cost associated with being a public entity;

•	the loss of key personnel;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;

•	our ability to maintain our status as a business development company;

•	an inability to replicate the historical success of Carlyle; and

•	our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Form 10-K.
We have based the forward-looking statements included in this Form 10-K on information available to us on the date of this Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “BDC II” refer to TCG BDC II, Inc., a Maryland corporation;

•	the term “Carlyle” refers to The Carlyle Group L.P. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);

•	the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;

•
the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C. (formerly known as Carlyle GMS Finance Administration L.L.C.), our administrator, a wholly owned and consolidated subsidiary of Carlyle;

•
the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C. (formerly known as Carlyle GMS Investment Management L.L.C.), our investment adviser, a wholly owned and consolidated subsidiary of Carlyle; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 1. Business
We are an externally managed, non-diversified closed-end investment company focused on lending to middle market companies. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group L.P. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we intend to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). Since we commenced investment operations in September 2017 through December 31, 2017, we have invested approximately $86.0 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments.
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. In describing our business, we generally use the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We seek to achieve our investment objective through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (“Middle Market Senior Loans”), with the balance of our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities), although we may make investments in issuers with EBITDA outside of such range.
We expect to invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Debt securities that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans”. We also expect to invest in debt securities of foreign companies, which may expose us to additional risks not typically associated with investing in U.S. companies. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective. See Item 1A of this Form 10-K “Risk Factors-Risks Related to Our Investments-Our investments will be risky and speculative,” “-Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments” and “-We may expose ourselves to risks if we engage in hedging transactions.”
We expect our investments in equities to consist primarily of common stock, and potentially preferred stock, of private companies. We expect that our investments in equities will typically be higher yielding than Middle Market Senior Loans because, in the case of common stock, the return realized upon the deposition of the investment is expected to be higher than the yield on Middle Market Senior Loans, and in the case of preferred stock, the cash and/or payment-in-kind dividends are expected to be higher than the yield on Middle Market Senior Loans, reflecting the increased risk associated with these investments.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees.
In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
Formation Transactions and Corporate Structure
We were formed on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc., and our name was changed to TCG BDC II, Inc. on March 3, 2017. We are structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We also intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
We are conducting a private offering (the “Private Offering”) of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing during the Private Offering, each investor participating in that closing will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of eight business days’ prior notice to the investors.
We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Private Offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurred, the “Initial Drawdown Date”), which was called on September 22, 2017 and settled by October 4, 2017. The proceeds from the Initial Drawdown and the Subscription Facility provided us with the necessary capital to commence operations. We anticipate raising additional equity capital for investment purposes through additional closings under the Private Offering. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. See “—Our Regulatory Structure—Regulation as a Business Development Company—Indebtedness and Senior Securities.”
Our Investment Adviser
Our investment activities are managed by our Investment Adviser. The principal executive offices of our Investment Adviser are located at 520 Madison Avenue, 40th Floor, New York, NY 10022, with additional offices in Chicago and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is served by an origination, capital markets, underwriting and portfolio management team comprised of experienced investment professionals in CDL, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 30-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
We seek to leverage the strong investment platform and existing origination and underwriting capabilities of CDL. We believe we will be able to offer attractive risk adjusted returns with a proven Investment Adviser and a prudent investment strategy. Specifically:

•
Directly originated, middle market senior secured term loans are an attractive asset class that have the potential to deliver superior absolute returns, taking advantage of a favorable market environment, while distributing current income, even in a low or no growth economy. See “-Market Opportunity.”

•
Our Investment Adviser has a strong track record demonstrating that it is well situated to take advantage of the middle market senior secured debt opportunity. See “-Our Investment Adviser,” “-Carlyle” and “-Competitive Strengths.”

•
We seek to distribute a substantial portion of our current income in quarterly cash distributions. There will be no management fee on unused capital commitments, and we intend to use leverage up to the maximum amount permitted by the Investment Company Act (currently limited to a debt-to-equity ratio of 1:1) to seek to enhance returns. In addition to utilizing leverage from traditional credit facilities, we have entered into a subscription facility. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distributions” and Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”
Our Investment Adviser’s seven-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Michael A. Hart, Managing Director of Carlyle, Head of CDL, Chairman of our Board of Directors and our Chief Executive Officer and also includes Jeffrey S. Levin, Managing Director of Carlyle and our President.
Our Investment Adviser also serves, and may serve in the future, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2017, our Investment Adviser’s investment team included a team of 29 dedicated investment professionals. The seven members of our Investment Adviser’s investment committee have an average of 22 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co. and CELF Advisors LLP (“CELF”), both wholly owned subsidiaries of Carlyle.
Our Investment Adviser, its investment professionals, our executive officers and directors, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Investment Adviser and other operations of Carlyle. See “—Allocation of Investment Opportunities and Potential Conflicts of Interest” and “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns” in Part I, Item 1A of this Form 10-K for more information.
Our Administrator
CGCA, a Delaware limited liability company, serves as our Administrator. Pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”), our Administrator provides services to us and we reimburse our Administrator for its costs and expenses and our allocable portion of overhead incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation of certain of our officers and staff. In addition, our Administrator has entered into sub-administration agreements with Carlyle Employee Co. and CELF (the “Carlyle Sub-Administration Agreements”), which provide our Administrator with access to personnel. Our Administrator has also entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”), pursuant to which State Street provides for certain administrative and professional services. State Street also serves as our custodian.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is one of the world’s largest and most diversified multi-product global alternative asset management firms. Carlyle and its affiliates advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies. Since its founding in Washington, D.C. in 1987, Carlyle has grown to become a leading global alternative asset manager with approximately $195 billion in assets under management (“AUM”) across 317 investment vehicles as of December 31, 2017.
Carlyle Global Credit is one of the largest integrated credit platforms in the industry with approximately $33 billion in AUM and nearly 130 employees with multiple offices, including New York, Chicago and Los Angeles, as of December 31,

2017. Carlyle Global Credit’s investment strategies include loans and structured credit, direct lending (i.e., CDL), opportunistic credit, energy credit and distressed credit. CDL advises four funds, including us, totaling, in the aggregate, approximately $2.9 billion in AUM as of December 31, 2017.
Primary areas of focus for Carlyle’s Global Credit segment include:

•
Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. As of December 31, 2017, Carlyle’s loans and structured credit team advised 46 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $21.6 billion in AUM.

•
Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in middle market first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that often lack access to the broadly syndicated loan and bond markets. As of December 31, 2017, Carlyle’s direct lending investment team advised four funds consisting of two BDCs (including us), a CLO, and a corporate mezzanine fund that is past its investment period, totaling, in the aggregate, approximately $2.9 billion in AUM.

•
Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2017, Carlyle’s opportunistic credit team advised one fund totaling, in the aggregate, approximately $0.8 billion in AUM.

•
Energy Credit. Carlyle’s energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2017, Carlyle’s energy credit team advised two funds with approximately $4.7 billion in AUM.

•
Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2017, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.4 billion in AUM.

Competitive Strengths
Market Leading Direct Origination Platform. We have access to CDL’s strong direct origination platform, with coverage of over 200 private equity firms and over 150 lending institutions. We take a regional approach to client coverage with offices in New York City, Chicago and Los Angeles. The origination team is highly experienced, and maintains deep relationships with a broad network of financial sponsors, commercial and investment banks, and finance companies, which are expected to continue to generate a significant amount of investment opportunities.
Scaled Investment Platform and Capabilities. CDL is an established, scaled investment platform with the ability to invest across the entire capital structure. CDL’s broad capabilities and ability to offer a full financing solution give us access to a wide funnel of opportunities, allow us to select high quality credits, construct the optimal financing package as it relates to price and terms, assert greater control over documentation, and generate attractive risk-adjusted returns for our stockholders. We believe CDL’s hold sizes are among the largest in the middle market, which we believe results in the ability to generate premium economics, as sponsors are willing to pay higher spreads for financing certainty. CDL’s large hold sizes and strategic relationships enable us to provide certainty with regards to spreads, fees, structure and covenants. Furthermore, the breadth of CDL’s debt offerings also allows us to deploy capital at a measured pace across credit cycles and construct a portfolio that will perform in a broad range of economic conditions.
Experienced Investment Team. Our Investment Adviser’s investment team comprises investment professionals in CDL who have extensive middle market lending experience. The investment team consists of 29 dedicated investment professionals. The seven members of our Investment Adviser’s investment committee have an average of 22 years of industry experience. We believe the breadth and depth of the investment team in sourcing, structuring, executing, and monitoring a broad range of private investments provides us with a significant competitive advantage in building a high quality portfolio of investments.
One Carlyle Capabilities Leading to Superior Credit Performance. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from almost three decades of private market investing. Our underwriting process leverages Carlyle’s over 650 investment professionals across multiple alternative investment asset classes, approximately 40 operating executives, information obtained through direct ownership of over 270 companies and lending relationships with over 700 companies, 13 credit industry research analysts, and in-house government affairs and economic research teams.
As a result of CDL’s differentiated platform, our Investment Adviser believes that middle market financial sponsors consider Carlyle a preferred lending partner, which may result in access to investment opportunities before other lenders. By our Investment Adviser’s seeing a deal earlier than CDL’s competitors, our Investment Adviser can help design the financing structure and begin its diligence work earlier in the process. By gaining access to diligence earlier in the process, our Investment Adviser can provide more reliable, value-add proposals and greater certainty of closing. This reliability and service in turn may lead to more “early looks,” many “last looks,” and many high-quality, proprietary investment opportunities. Our Investment Adviser believes that CDL’s strong franchise will continue to generate high-quality deal flow, which will allow it to select transactions with attractive risk-return profiles for us.
The following highlights illustrate our accomplishments since the commencement of our operations:

•
Equity Capital Commitments and Investments—As of March 1, 2018, we had a total of approximately $615 million in total equity capital commitments. Of that total, and inclusive of the use of leverage and recycled proceeds from sales and paydowns, we have deployed approximately $53.9 million in 5 funded first lien debt investments, $30.6 million in 4 funded second lien debt investments and $0.4 million in 1 equity investment through December 31, 2017.

•	Facility—On October 3, 2017, we entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with a maximum principal amount of $150 million.
Market Opportunity
We believe the middle market lending environment provides attractive investment opportunities as a result of a combination of the following factors:
Favorable Market Environment. We believe the middle market remains one of the most attractive investment areas due to its large size, superior value relative to the broadly syndicated loan market, and supply-demand imbalance that continues to favor non-bank lenders. We believe market yields remain attractive and leverage levels at middle market companies are stable, creating a favorable investment environment.
Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2017, there are over 70,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 3,500 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2017), middle market companies are less levered, have larger equity contributions, experience lower rates of default, and achieve higher recoveries versus large cap broadly syndicated loans. Middle market loans also tend to achieve more attractive pricing and structures, including documentation, covenants and information/governance, than broadly syndicated loans. Over the 3 year period from 2015 to 2017, middle market loans have exhibited an approximate 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index.
Market Environment Favors Non-Traditional Lenders. Traditional middle market lenders, such as commercial and regional banks and commercial finance companies, have contracted their origination and lending activities and are focusing on more liquid asset classes or have exited the business. At the same time, institutional investors have sought to invest in larger, more liquid offerings, limiting the ability of middle market companies to raise debt capital through public capital markets. This has resulted in other capital providers, such as specialty finance companies, structured-credit vehicles such as CLOs, BDCs, and private investment funds, actively investing in the middle market. We believe the aforementioned changes and restrictions have created a large and growing market opportunity for alternative lenders such as us.
Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Thompson Reuters LPC Middle Market Quarterly Report (as of December 31, 2017) suggests that approximately $595 billion of upcoming loan maturities for middle market companies are due between 2018 and 2023, and the PitchBook PE & VE Fundraising and Capital Overhang Report suggests that there is over $566 billion of uninvested capital in 2010–YTD Q1 2017 vintage private equity funds. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.
Benefits of Traditional Middle Market Focus. We believe there are significant advantages in our focus on the traditional middle market, a market we categorize to include borrowers with EBITDA in the range of approximately $10 million to $100 million. Traditional middle market companies are generally less levered than companies with EBITDA in excess of $100 million and loans to those borrowers offer more attractive economics in the form of upfront fees, spreads, and prepayment penalties. Senior secured middle market loans typically have strong defensive characteristics: these loans have priority in payment among a portfolio company’s security holders and they carry the least risk among investments in the capital structure; these investments, which are secured by the portfolio company’s assets, typically contain carefully structured covenant packages which allow lenders to take early action in situations where obligors underperform; and these characteristics can provide protection against credit deterioration. Middle market lenders like us are often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated space.
Investment Strategy
Our investment strategy is a continuation of a strategy adopted by the CDL platform. We focus on investing primarily in companies that we believe at the time of investment to be established and stable, with positive cash flow. Our investment portfolio is anticipated to primarily be composed of investments in senior secured loans, second lien secured loans and, potentially to a significantly lesser extent, subordinated loans of private, U.S. middle market companies. Our Investment Adviser will aim to maintain an appropriate allocation among the various types of senior secured term loans, as well as junior secured debt and unsecured subordinated debt, to allow us to achieve our returns while maintaining our desired credit risk profile.
We intend to typically target portfolio companies that exhibit some or all of the following characteristics at the time of investment:

•	EBITDA of $10—$100 million;

•	Minimum of 35% original sponsor cash equity in each transaction (typically higher);

•	Sustainable leading positions in their respective markets;

•	Scalable revenues and operating cash flow;

•	Experienced management teams with successful track records;

•	Stable, predictable cash flows with low technology and market risks;

•	Diversified product offering and customer base;

•	Low capital expenditures requirements;

•	A North American base of operations;

•	Strong customer relationships;

•	Products, services or distribution channels having distinctive competitive advantages; and

•	Defensible niche strategy or other barriers to entry.
Once we are fully invested, our investments in a portfolio company are expected generally to comply with the following limits, measured as a percentage of the sum of our target aggregate capital commitments of $1.5 billion and our use of leverage up to the maximum amount permitted by the Investment Company Act (currently limited to a debt-to-equity ratio of 1 to 1):

•	represent between 2% and 4%;

•	no single portfolio company typically represent more than 10%;

•	no single industry typically represent more than 20%; and

•	our aggregate investments in non-U.S. portfolio companies typically do not exceed more than 10%.
We will measure our compliance with these limits at the time of each investment. Before we are fully invested, our investments may fall outside of the above ranges.
Our Investment Adviser’s investment team intends to use a disciplined, credit-driven investment strategy that is a continuation of CDL’s strategy, including:

•
pursuing investments in senior secured loans, and aiming to maintain the appropriate allocation among the various types of senior secured loans, as well as junior secured debt to allow us to achieve its returns while maintaining its desired credit risk profile;

•	performing in-depth due diligence on companies, management teams and sponsors, and conducting fundamental credit and valuation analyses;

•	seeking to structure investments to provide us with security, current cash pay interest, and additional upside through original issue discount (“OID”) or other fees; and

•
active management of portfolio investments through ongoing dialogue with equity owners and management, monitoring of operational results, financial reports and compliance with covenants, company visits, and periodic evaluation of potential exit alternatives for part or all of each investment.

Investment Criteria and Transactional Structures
We expect to invest primarily in transactions supported by private equity sponsors. We seek to invest in the following types of assets, with an emphasis on senior debt:

•	traditional cash flow senior secured debt;

•	unitranche senior secured debt financings;

•	“last out” unitranche debt;

•	second lien senior debt;

•	traditional subordinated debt;

•	preferred and common equity co-investments; and

•	secondary and other opportunistic asset purchases.
As noted above, we may also from time to time participate in traditional subordinated debt financings, preferred and common equity co-investments. We may also make secondary purchases of all of the above types of investments and other securities on an opportunistic basis.
Investment Process
Origination
Our Investment Adviser’s investment team’s multi-channel origination model produces attractive investment opportunities through a variety of sources, including over 200 private equity firms, 150 financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors and experienced management teams. Our Investment Adviser’s investment team has cultivated very strong relationships with private equity sponsors and debt capital providers with whom it works with closely in sourcing and executing transactions. We believe borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution. Additionally, we seek to provide investors attractive risk adjusted returns, through access to well-structured credit investments alongside strong private equity sponsors.

Our Investment Adviser’s investment team sources middle market investment opportunities through the investment team’s extensive network of relationships with private equity firms, financial institutions, and other middle market lenders. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve clients’ financing needs. The origination personnel are located in New York, Chicago and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which should enable our Investment Adviser to be highly selective in recommending investments.
Transaction Screening
After the senior originator has completed an initial screen, the investment team will prepare and present a consistent screening template that includes business description, proposed transaction financing structures, preliminary financial analysis, initial assessment of investment merits and key risks and market/industry considerations to a subset of our Investment Adviser’s investment committee. During this early stage, the investment team also assesses initial adherence with environmental, social, and governance policies. Based on feedback from the committee, the deal team will prepare and disseminate an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items, and next steps.
Underwriting
The next step is full credit analysis and in-depth due diligence. During the investment process, the investment team works closely with the private equity sponsor in all aspects of due diligence, including onsite meetings, due diligence calls, and review of third party diligence reports. Our Investment Adviser also conducts an independent evaluation of the business, utilizing both internal and external sources. A key differentiator is our Investment Adviser’s integrated credit platform and collaborative efforts that leverage Carlyle’s broader resources, which include access to Carlyle’s relationships and institutional knowledge. This includes speaking to the private equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s Government Affairs professionals, and any executive within Carlyle’s private equity portfolio. In addition, we utilize multiple third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. From the multiple diligence sources noted above, the deal team will prepare a highly detailed approval memo that includes, but is not limited to, the following:

•	Overview of the opportunity and investment team recommendation

•	Structure, terms and pricing of the proposed facilities

•	Sources and uses

•	Sponsor background, history

•	Risks and mitigants

•	Detailed analysis of historical financial statements, including analysis of EBITDA adjustments, where appropriate

•	Projections, including management/sponsor case and base case, with assumptions clearly described, including revenue and EBITDA bridge, where appropriate

•	Downside case analysis

•	Fixed/variable cost analysis

•	Business/product description

•	Customers & suppliers

•	Industry trends and analysis

•	Competition

•	Management

•	Legal, environmental, regulatory issues (if applicable)

•	Capital markets/syndication strategy (if applicable)

•	Items as to which approval is conditional and which require further due diligence and/or subsequent resolution
Investment Committee Approval and Closing
Once diligence has been completed, the deal team will present the transaction to our Investment Adviser’s investment committee. The majority of our Investment Adviser’s investment committee must approve a transaction, including an affirmative vote of the Chairman of the Investment Adviser’s investment committee, for Carlyle to proceed with an investment. If approved, and prior to funding, the deal team will prepare a closing memo documenting any key changes since the approval to key legal terms and financial covenant analysis.
Portfolio and Risk Management
Our Investment Adviser’s investment team views proactive portfolio monitoring as a vital part of its investment process. For each transaction, our Investment Adviser maintains its proprietary credit surveillance report as the primary tool for monitoring investment performance and disseminating information to our Investment Adviser’s investment committee. Additionally, our Investment Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Investment Adviser also compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, Internal Risk Ratings, revenue and EBITDA, and leverage.
Frequency of review of individual loans is determined on a case by case basis, based on Internal Risk Rating, total exposure and other criteria set forth by the Investment Adviser’s investment committee. Performing loans are typically discussed every other quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed every quarter. In addition, the Investment Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Invesetment Adviser’s Internal Risk Rating system.
Our Investment Adviser’s investment team has developed an internal risk policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as “Internal Risk Ratings.” These Internal Risk Ratings are based on objective evaluation of portfolio company performance compared to the base case when considering certain credit metrics that include, but are not limited to, adjusted EBITDA and net senior leverage, as well as specific events that include, but are not limited to, default and impairment. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”
Beyond the policies and protocols detailed above, our Investment Adviser’s investment team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from fall in energy prices, volatility in FX rates, Brexit, global recession and interest rate sensitivity. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2017, the fair value of our investments was approximately $81.3 million in 9 portfolio companies. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2017, were as follows:

As of December 31,
Type—% of Fair Value	2017
First Lien Debt	61.56%
Second Lien Debt	37.90
Equity Investments	0.54
Total	100.00%

As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2017
Floating Rate	100.00%
Total	100.00%

As of December 31,
Geography—% of Fair Value	2017
United States	100.00%
Total	100.00%

As of December 31,
Industry—% of Fair Value	2017
Business Services	20.68%
Consumer Services	7.54
Healthcare & Pharmaceuticals	30.82
High Tech Industries	21.85
Non-durable Consumer Goods	9.32
Software	9.79
Total	100.00%
See the Schedule of Investments as of December 31, 2017 in our financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among the Company and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by the Company and other funds, accounts or arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds as well as future closed-end registered investment companies, BDCs, carry funds, managed accounts and structured credit funds. Our Investment Adviser’s investment team forms the exclusive Carlyle platform for U.S. middle market debt investments. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs) whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle.

We are also not permitted to make any co-investments with clients of our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s and Carlyle’s other allocation policies and procedures.
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and similar arrangements where the investment funds, accounts and similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements
Election to be Taxed as a RIC
We intend to elect to be treated, and to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.
If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,
then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to stockholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
In addition, if we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Distribution Requirements”), we are liable for a 4% excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year is considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the Investment Company Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies (the “90% Gross Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to raise additional debt or equity capital or sell assets to make distributions, we may not be able to make sufficient distributions to satisfy the Annual Distribution Requirement, and therefore would not be able to maintain our qualification as a RIC. Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions as described below. We intend to monitor our transactions, make the appropriate tax elections and make the appropriate entries in our books and records when we make any such investments in order to mitigate the effect of these rules.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income, we would have a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for U.S. federal income tax purposes have aggregate taxable income for several years that we distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a holder may receive a larger capital gain distribution than the holder would have received in the absence of such transactions.
Regulation
General—Regulation as a Business Development Company
We have elected to be regulated as a BDC under the Investment Company Act and intend to elect to be treated as a RIC under the Code. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act (such directors are referred to as the “Independent Directors” and the directors who are not Independent Directors are referred to as the “Interested Directors”). We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation policies and procedures.
As a BDC, we are generally required to meet an asset coverage ratio, defined under the Investment Company Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure” for more information.
In addition, investment companies registered under the Investment Company Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the Investment Company Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.
We are generally not able to issue and sell our common stock at a price below net asset value ("NAV") per share. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
We will be periodically examined by the SEC for compliance with the Investment Company Act.
As a BDC, we are subject to certain risks and uncertainties. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure.”
Qualifying Assets
We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets,” which will be driven primarily through opportunities sourced through the CDL platform. However, under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies
A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services.

Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I, Item 1A of this Form 10-K “Risk Factor—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”
Code of Ethics
We and our Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our and our Investment Adviser’s personnel in securities that may be purchased or sold by us. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Erik Barrios, TCG BDC II, Inc., 520 Madison Avenue, 40th Floor, New York, NY.
Compliance Policies and Procedures
We and our Investment Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2018 and (starting from the later of the date on which we cease to be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) and when we file our annual report on Form 10-K for the fiscal year ending December 31, 2018), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Compliance with the JOBS Act
We currently are, and following the completion of this offering expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of:

•	up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;

•	the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more;

•	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and

•
the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Relating to Our Business and Structure—We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.”
In addition, Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Investment Adviser. The proxy voting policies and procedures of our Investment Adviser are set forth below. These guidelines are reviewed periodically by our Investment Adviser and our Independent Directors, and, accordingly, are subject to change.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Investment Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Our Investment Adviser will vote proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. Our Investment Adviser will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although our Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.
Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process disclose to our Investment Adviser’s investment committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: TCG BDC II, Inc., c/o Carlyle Global Credit Investment Management L.L.C., 520 Madison Avenue, 40th Floor, New York, NY 10022.
Privacy Principles
We endeavor to maintain the privacy of our stockholders and to safeguard their non-public personal information. The following information is provided to help stockholders understand what non-public personal information we collect, how we protect that information and why, in certain cases, we may share that information with select other parties.
We may collect non-public personal information about stockholders from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the non-public personal information that we collect from our stockholders or former stockholders, as described above, to our affiliates and service providers and as allowed by applicable law or regulation. Any party that receives this information from us is permitted to use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. We permit access only by authorized personnel who need access to that non-public personal information to provide services to us and our stockholders. We also maintain physical, electronic and procedural safeguards for non-public personal information that are designed to comply with applicable law.
Reporting Obligations and Available Information
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website (http://carlyle.com/our-business/global-market-strategies/tcg-bdc-inc).
Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.
Competition
Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, collateralized loan obligations, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. We cannot assure you that the competitive pressures we will face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
We expect to use the expertise of the members of our Investment Adviser’s investment committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates”.
Staffing
We do not currently have any employees. Our Chief Financial Officer and Treasurer and Chief Operating Officer, each a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Vice President of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreements. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
Our day-to-day investment operations are managed by our Investment Adviser. Pursuant to its personnel agreement with Carlyle Employee Co., our Investment Adviser has access to the members of its investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Investment Adviser’s investment team. Our Investment Adviser may hire additional investment professionals to provide services to us.
Private Offering
We have entered into and expect to continue to enter into separate subscription agreements with qualified investors providing for the private placement of shares of our common stock pursuant to the Private Offering. While we expect each subscription agreement to reflect the terms and conditions summarized in the following paragraphs, we reserve the right to enter into subscription agreements that contain terms and conditions not found in the subscription agreements entered into with other investors, subject to applicable law.
Closings
The first date on which we accepted subscriptions for shares of our common stock to be issued in the Private Offering is referred to as the “Initial Closing Date.” On September 11, 2017, we completed our initial closing of capital commitments of $185.8 million. We have held and will hold additional closings subsequent to the Initial Closing Date and on or prior to the final closing date, which will occur no later than 12 months following the Initial Closing Date (the “Final Closing Date”), provided that our Board of Directors may extend the Final Closing Date by up to an additional six-month period in its discretion (the end of such six-month period, the “Outside Date”).

Capital Drawdowns
Investors will be required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs and at least eight business days prior to funding. All purchases will generally be made pro rata, in accordance with the remaining capital commitments of all investors, at a per share price equal to then-current NAV per share of our common stock as determined within two business days of the applicable drawdown notice, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from selling shares at a price below the then-current NAV per share of our common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).
The initial capital drawdown from investors in the Private Offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”) was called on September 22, 2017 and settled by October 4, 2017. The NAV per share of the Company’s common stock in the Initial Drawdown was deemed to be $20.
Investment Period
The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date, regardless of whether the Final Closing Date is extended to the Outside Date, provided that it may be extended by our Board of Directors, in its discretion, for one additional one-year period, and, such end date may be further extended thereafter with the approval of holders of a majority of the shares of our common stock (such period, including any extensions, the “Investment Period”). In addition, our Board of Directors may terminate the Investment Period at any time in its discretion.
Drawdowns may be issued at any time prior to the expiration of the Investment Period for any permitted purpose.
Following the end of the Investment Period, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, our actual or anticipated expenses, including management and incentive fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by our Investment Adviser’s investment committee prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, (iv) fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rate relating to such additional investment), (v) fund obligations under any of our guarantee or indemnity made during the Investment Period, (vi) fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay or (vii) as necessary for us to comply with applicable laws and regulations, including the Investment Company Act and the Code.
Right to Redraw Capital
Unused capital commitments will be increased by the aggregate amount of (i) any portion of distributions made by us to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by us from unused capital commitments to pay management fees, incentive fees, organizational expenses or our expenses may, to the extent such investor receive subsequent distributions (each such amount as described in clauses (i) and (ii), “Returned Capital”).
Recycling
Subject to the requirements in the Code and the terms of any borrowings or other financings or similar obligations, proceeds realized by us from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment), may be retained and be used by us for purposes making investments or paying management fees, incentive fees, or our expenses. Any amounts so reinvested will not reduce an investor’s unused capital commitment.
Company Term
The term of the Company is seven years from the Final Closing Date or, if the Final Closing Date is extended, the Outside Date, subject to the Board of Directors’ right to liquidate the Company at any time and to extend the term of the Company for up to two successive one-year periods (the seven year period and successive extensions, the “Term”). Upon the request of the Board of Directors and the approval of holders of a majority of the outstanding shares of our common stock, the Term of the Company may be further extended.
The Company will be dissolved (i) upon the expiration of its Term (as such Term may be extended pursuant to the above) or (ii) at any time upon a decision of our Board of Directors, subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act.
Transfer of Our Common Stock
No investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law.
Sponsor Commitment
Certain members of our senior management team, Carlyle officers, employees, equity holders, advisors, operating executives, consultants, professionals and affiliates will collectively commit to invest at least the lesser of 3% of the aggregate investor capital commitments (excluding any investors affiliated with Carlyle) or $45 million by the end of the Outside Date (such amount, the “Carlyle Aggregate Commitment”). Carlyle will be permitted, but in no event will be required, to increase the Carlyle Aggregate Commitment at any time prior to the expiration or termination of the Investment Period.
Item 1A. Risk Factors
Potential investors should be aware that an investment in the Company involves a high degree of risk. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating result could be materially and adversely affected. In such case, our NAV could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Structure
We are a new company and have limited operating history. Investors have limited information to evaluate historical data or assess any of our investments prior to participating in this offering.
We are a new company with limited operating history, and as a result, we have minimal financial information on which investors can evaluate an investment in us or our prior performance. Investors must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance. Because investors are not able to thoroughly evaluate our investments in advance of acquiring shares, the offering of shares may entail more risk than other types of offerings. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. Additionally, the results of any other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other businesses or companies. Accordingly, our results may differ from and are independent of the results obtained by such businesses or companies. Moreover, past performance is no assurance of future returns.
We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of investors’ investments could decline substantially or that investors’ investments could become worthless. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a management fee to the Investment Adviser throughout this interim period irrespective of our performance. If the management fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.
The limited term of us and our Investment Period may impact our investment strategy.
Unless earlier liquidated by our Board of Directors or extended by our Board of Directors (and, to the extent necessary, holders of a majority of the shares of our common stock), our Term will end on the seven year anniversary of the Final Closing Date. Due to our finite Term, we may be required to sell investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if our Term was longer, which might adversely affect the nature and/or quality of our investments. Following the expiration of the Investment Period, we will not be permitted to reinvest proceeds realized by us from the sale or repayment of any investment. Accordingly, we may be required to distribute such proceeds to stockholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of our common stock.
Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Given the extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption from time to time, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.
We are dependent upon our Investment Adviser for our future success.
We do not have any employees. We depend on the diligence, skill and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and our Investment Adviser’s investment committee to approve and monitor our middle market portfolio investments. Our Investment Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of our Investment Adviser’s investment committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Hart, or any of the other senior investment professionals to which our Investment Adviser has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that CGCIM will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. Further, the can be no assurance that CGCIM will replicate its own or Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.

Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively.
Our ability to achieve our investment objective and to grow depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.
Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”) and in connection with managing us and certain other investment funds and accounts advised by our Investment Adviser, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We may retain any proceeds realized from the sale or repayment of any investment during the Investment Period for purposes making investments or paying management fees, incentive fees or Company expenses.
We may withhold substantially all investment proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) for purposes of paying management fees, incentive fee and Company expenses and for making investments. Accordingly, a stockholder may have exposure to investments in excess of its capital commitment, and to the extent such withheld amounts are reinvested in investments, a stockholder will remain subject to investment and other risks associated with such investments.
We may need to raise additional capital to grow because we must distribute most of our income.
We may need additional capital to fund growth in our investments. We expect to continue to issue equity securities in connection with the Private Offering and expect to continue to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We intend to elect to be treated, and to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt. We have borrowed under the Subscription Facility and in the future may borrow under additional debt facilities from financial institutions. We must continue to issue additional debt and equity securities to fund our growth. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors.
Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to elect to be treated, and to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
Furthermore, any failure to comply with the requirements imposed on us as a BDC by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2017, our asset coverage calculated in accordance with the Investment Company Act was 236.17%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in their best interest.
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board of Directors determines that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
As part of our business strategy, we, including through our wholly owned subsidiaries, borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments, our cash, and/or our right to call unused capital commitments from the stockholders. The lenders (or their agent) of our Subscription Facility may have the right on behalf of us to directly call unused capital commitments and enforce remedies against the stockholders. In the case of a liquidation event, such as the liquidation, dissolution or winding up of the Company, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the stockholders. Any credit agreement or other debt financing agreement into which we may enter may impose financial and operating covenants that restrict our activities, including investment activities (such as industry concentrations) and distributions, have defaults triggered by, among other things, a change of control or change of investment adviser, remedies on default and similar matters.
Our Subscription Facility imposes financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2017, we were in material compliance with the operating and financial covenants of our Subscription Facility. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Subscription Facility. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2017, we had $60.8 million of outstanding indebtedness under our Subscription Facility. Our annualized interest cost as of December 31, 2017, was 3.31%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Subscription Facility, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(21.10)%	(11.77)%	(2.43)%	6.91%	16.24%

(1)
Assumes, as of December 31, 2017, (i) $154.5 million in total assets, (ii) $60.8 million in outstanding indebtedness, (iii) $82.7 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.31%.

Based on an outstanding indebtedness of $60.8 million as of December 31, 2017, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.31% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.30% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
Our indebtedness could adversely affect our business, financial conditions or results of operations.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.
Furthermore, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including, the pace at which investments are made, the interest rate payable on the debt securities we acquire, the default rate on such securities, rates of repayment, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee may serve as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs, including TCG BDC, Inc. (“BDC I”). In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
Our Investment Adviser may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping objectives with ours. Although our Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle.
We and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has and may continue to implement certain policies and procedures (for example, information barriers). In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including our Investment Adviser, stockholders that own more than 5% of us, employees, officers and directors of us and our Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transaction.
In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors.
We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.
Our Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.
The “catch-up” portion of the incentive fees may encourage our Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Investment Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
We will be subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
Although we intend to elect to be treated, and to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business-Election to be Taxed as a RIC.”).
If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our stockholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
We may have difficulty satisfying the Annual Distribution Requirement in order to qualify for and maintain our RIC status if we recognize income before or without receiving cash representing such income.
We may make investments that produce income that is not matched by a corresponding cash receipt by us, such as original issue discount (“OID”), which may arise, for example, if we receive warrants in connection with the making of a loan, or payment-in-kind (“PIK”) interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business-Election to be Taxed as a RIC.”). Such investments may require us to borrow money or dispose of other securities in order to comply with those requirements. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Part I, Item 1 of this Form 10-K “Business—Regulation—Indebtedness and Senior Securities.”
If we are prohibited from making distributions or are unable to raise additional debt or equity capital or sell assets to make distributions, we may not be able to make sufficient distributions to satisfy the Annual Distribution Requirement, and therefore would not be able to maintain our qualification as a RIC. Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
There are certain risks associated with the inclusion of non-cash income in taxable and accounting income prior to receipt of cash.
To the extent we make investments that produce income that is not matched by a corresponding cash receipt by us, such as OID instruments, which may arise, for example, if we receive warrants in connection with the making of a loan, or PIK interest representing contractual interest added to the loan principal balance and due at the end of the loan term, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

•	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

•	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

•	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan;

•	OID creates the risk of non-refundable cash payments to the Investment Adviser based on noncash accruals that may never be realized;

•
We will be required under the tax laws to make distributions of OID income to stockholders without receiving any cash. Such required cash distributions may have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and

•
The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on our available cash, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

A portion of our income and fees may not be qualifying income for purposes of the income source requirement.
Some of the income and fees that we may recognize will not satisfy the income source requirement applicable to RICs. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy such requirement, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the amount of income available for distribution.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders.
We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being held by at least 500 persons at all times during the taxable year. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
We will expend significant financial and other resources to comply with the requirements of being registered under the Exchange Act.
We may incur legal, accounting and other expenses, including costs associated with the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. See “Item 1. Business—Certain BDC Regulatory Considerations—Sarbanes-Oxley Act of 2002.” In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We intend to remain an emerging growth company.
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We have not previously been required to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
Certain investors are limited in their ability to make significant investments in us.
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.
Under the Maryland General Corporation Law (“MGCL”) and our Articles of Amendment and Restatement (as amended from time to time, the “Charter”), our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act, including obtaining common stockholder approval. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.
Provisions of the MGCL and of our Charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The MGCL and our Charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act (“MBCA”), subject to any applicable requirements of the Investment Company Act. Our Board of Directors has adopted a resolution exempting from the MBCA any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the MBCA may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the Investment Company Act.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our Charter without stockholder approval and to increase or decrease the number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our Charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice and without stockholder approval.
Our Board of Directors has the authority to modify or, if applicable, waive our investment objectives, operating policies and strategies without prior notice (except as required by the Investment Company Act) and without stockholder approval. In addition, none of our investment policies is fundamental and any of them may be changed without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objectives, operating policies or strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.
A failure in our operational systems or infrastructure, or those of third parties, as well as cyber-attacks could significantly disrupt our business or negatively affect our liquidity, financial condition or results of operations.
We rely heavily on our and third parties’ financial, accounting, information and other data processing systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships.
We operate in a business that is highly dependent on information systems and technology. Carlyle has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. The information systems and technology that we rely on may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of our portfolio companies or otherwise achieve our objectives.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operating results or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
On February 3, 2017, President Trump signed Executive Order 13772 (the “Executive Order”) announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system.
On June 12, 2017, the U.S. Department of the Treasury (“Treasury”) published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles, as well as non‑bank financial institutions, financial technology and financial innovation.
On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd‑Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non‑bank institutions as “systemically important financial institutions” or “SIFIs,” and repeal the Department of Labor (“DOL”) “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker‑dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill has been referred to the Senate, where it is unlikely to pass in its current form. On November 16, 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Senate Regulatory Relief Bill”). The Senate Regulatory Relief Bill would revise various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On December 5, 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether and how it would be reconciled with its House-passed counterpart, the Financial Choice Act, which is substantially different in scope and substance, and ultimately approved by both chambers of Congress.
At this time it is unclear what impact the Administration’s policies in response to the Executive Order, the Financial Choice Act, the Senate Regulatory Relief Bill or other pending legislation and developments will have on regulations that affect our, our competitors’ and our portfolio companies’ businesses.
Pending legislation may allow us to incur additional leverage.
As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. Recent legislation introduced in the U.S. Congress, if passed, would modify this section of the Investment Company Act and increase the amount of debt that

BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk.
Recently passed tax reform, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), and other changes in laws or regulations related to U.S. federal income taxation could adversely affect us and our investors.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly revised the Internal Revenue Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. While we do not anticipate any immediate material impact on our calculation of NAV, we cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our business in the long-term. The impact of the Tax Cuts and Jobs Act on our business in the long-term may differ, possibly materially, due to, among other things, changes in interpretations and assumptions that management has made, guidance that may be issued and actions that management may take as a result of the Tax Cuts and Jobs Act. The impact of this legislation on holders of our common stock is uncertain and could be adverse. We urge the purchasers of our common stock in any offering made to consult with their tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
Our Investment Adviser, Administrator and sub-administrators are able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Investment Adviser, our Administrator and our sub-administrators have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operation and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, it will be an event of default under the Subscription Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Subscription Facility.
Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory and Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risks Related to Our Business and Structure—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.”
Risks Related to Our Investments

Our portfolio companies may prepay loans, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
Loans are generally prepayable at any time, most of them at no premium to par. We are generally unable to predict the rate and frequency of such repayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies. In the case of some of these loans, having the loan called early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.
The financial projections of our portfolio companies could prove inaccurate.
We generally evaluate the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results are normally based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable with accuracy, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that is typically employed by our portfolio companies, this could cause a substantial decrease in the value of our investment in the portfolio company. The inaccuracy of financial projections could thus cause our performance to fall short of our expectations.
Our portfolio securities typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are less liquid than publicly traded securities. The fair value of these securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because our Investment Adviser is receiving performance-based incentive fees.
The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.
Our investments are risky and speculative.
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In our first lien senior secured loans, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. To the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. When we invest in loans, we may acquire equity securities as well. However, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
In addition, investing in middle market companies involves a number of significant risks, including:

•
these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees or security we may have obtained in connection with our investment;

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on us;

•
there is generally little public information about these companies. These companies and their financial information are usually not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.
A number of entities compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which may be affiliates of us. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.
We may not replicate the historical success of Carlyle or the historical performance of BDC I.
We cannot provide any assurance that we will replicate the historical success of Carlyle or the historical performance of other companies that our Investment Adviser and its investment team advised in the past, and in particular, the historical performance of BDC I. Accordingly, our investment returns could be substantially lower than the returns achieved by other Carlyle managed funds or by other clients of our Investment Adviser.
Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
As a BDC, we are required to comply with certain regulatory requirements. We and any company controlled by us, on the one hand, and our upstream affiliates, or our Investment Adviser and its affiliates, on the other hand, are prohibited under the Investment Company Act from knowingly participating in certain transactions without the prior approval of our Independent Directors (as defined below) and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we or a company controlled by us are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Directors and so long as such person does not own more than 25% of our outstanding voting securities or otherwise control us. We or a company controlled by us are prohibited from buying or selling any security from or to our Investment Adviser or its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with, us, with such persons, absent the prior approval of the SEC.
The Investment Company Act also prohibits certain “joint” transactions with our upstream affiliates, or our Investment Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors and, in some cases, the SEC (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. The SEC has granted us Exemptive Relief that permits us and certain present and future funds advised by our Investment Adviser and certain other present and future investment advisers controlling, controlled by or under common control with our Investment Adviser to co-invest in suitable negotiated investments. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. In addition to co-investing pursuant to our Exemptive Relief, we may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, our Investment Adviser’s allocation procedures and Carlyle’s other allocation policies and procedures, where applicable. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.

To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional direct investments in portfolio companies.
We may make investments in restructurings that involve, or otherwise invest in the debt securities of, companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment therein. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.
We have not yet identified all of the portfolio companies we will invest in.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of the Private Offering. Our Investment Adviser will select our investments over time. Our stockholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.
Our ability to extend financial commitments may be limited.
The SEC has proposed a new Rule 18f-4 under the Investment Company Act that, if enacted in the form proposed, could adversely impact the way we and other BDCs do business. In addition to imposing restrictions on the use of derivatives, the rule would generally limit our financial commitments to portfolio companies, together with our exposure to other transactions involving senior securities entered into by us other than in reliance of the rule, to not more than 150 percent of our NAV. We cannot assure you when or if the proposed rule will be adopted by the SEC, and if adopted, whether the final rule will constrain our ability to extend financial commitments.
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.
Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk in existing portfolio companies.
The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful investment. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.
Declines in the prices of corporate debt securities and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we may face similar losses, which could reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
Although we may do so in the future, currently we do not intend to hold controlling equity positions in our portfolio companies. Accordingly, we may not be able to control decisions relating to a minority equity investment, including decisions relating to the management and operation of the portfolio company and the timing and nature of any exit. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments. If any of the foregoing were to occur, our financial condition, results of operations and cash flow could suffer as a result.
Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies.
To the extent we invest in second lien, mezzanine or other instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have sufficient remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We may also make unsecured loans to portfolio companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. As a result of investing in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our stockholders their share of the foreign taxes paid by us. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. stockholders free from U.S. withholding tax.
Although most of our investments are expected to be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.
We may expose ourselves to risks if we engage in hedging transactions.
If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price that is generally anticipated. The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. stockholders free from U.S. withholding tax. We may determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.
Risks Related to an Investment in Our Common Stock
Investing in our common stock may involve a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Investors in the Private Offering will be subject to transfer restrictions.
Investors who participate in the Private Offering may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.
An investor may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our common stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our common stock are subject to reporting obligations under Section 16(a) of the Exchange Act.
An investor may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.
Persons with the right to appoint a director or who hold 10% or more of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.
There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Subscription Facility may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Stock.”
The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its shares of our common stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such shares. Distributions in excess of a stockholder’s adjusted tax basis in its shares of our common stock will constitute capital gains to such stockholder.
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Alternatively, we may, with the consent of all our shareholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our shareholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our shareholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our principal executive office at 520 Madison Avenue, 40th Floor, New York, NY 10022. We do not own any real estate.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 1 to the financial statements in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)
Market Information
Our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.
Holders
As of March 1, 2018, there were approximately 1,740 holders of record of our common stock.
Distributions
To the extent that we have taxable income available, we intend to distribute quarterly dividends to our stockholders. The amount of our dividends, if any, will be determined by our Board of Directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We anticipate that our distributions will generally be paid from taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year.
We intend to elect to be treated, and to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Dividends and distributions, if any, are paid in cash to our stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
During the period from September 11, 2017 (commencement of operations) to December 31, 2017, no dividends or distributions had been declared or paid by the Company.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. Selected Financial Data
The tables below set forth our selected historical financial data for the periods indicated. The selected historical financial data as of and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 have been derived from our audited financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
The selected financial information and other data presented below should be read in conjunction with the information contained in Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data”.

For the period from September 11, 2017 (commencement of operations) to December 31,
2017
(dollar amounts in thousands, except per share data)
Statement of Operations Data
Income
Total investment income	$991
Expenses
Total expenses	1,699
Net investment income (loss)	(708)
Net change in unrealized appreciation (depreciation) on investments	882
Net increase (decrease) in net assets resulting from operations	174
Per Share Data
Basic and diluted net investment income	$(0.50)
Basic and diluted earnings	$0.12

As of and for the period ended December 31,
2017
(dollar amounts in thousands, except per share data)
Statement of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$81,289
Cash and cash equivalents	70,570
Total assets	154,458
Secured borrowings	60,750
Total liabilities	71,736
Total net assets	82,722
Net assets per share	$20.03
Other Data:
Number of portfolio companies at year end	9
Average funded investments in new portfolio companies (1)	$8,487
Total return based on NAV (2)	0.15%

(1)	Average is calculated per portfolio company based on the total amount funded during the period divided by the number of portfolio companies invested during the period.

(2)
Total return is based on the change in NAV per share during the period from September 11, 2017 (commencement of operations) through December 31, 2017 divided by the beginning NAV for the period. Total return for the period ended December 31, 2017 was inclusive of $0.26 per share increase in NAV related to the offering price of the Company’s common stock. Excluding the effects of the higher offering price of the Company’s common stock, total return would have been (1.15)% (refer to Note 7 in Part II, Item 8 of this Form 10-K for additional information).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 6 of this Form 10-K “Selected Financial Data” and our financial statements and related notes in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
OVERVIEW
We were incorporated on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc., and our name was changed to TCG BDC II, Inc. on March 3, 2017. We are structured as an externally managed, non-diversified closed-end investment company. We are conducting the Private Offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act. We have elected to be regulated as a BDC under the Investment Company Act. We intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. In describing our business, we generally use the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We seek to achieve our investment objective through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (“Middle Market Senior Loans”), with the balance of our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities), although we may make investments in issuers with EBITDA outside of such range.
We expect to invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Debt securities that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans”. We also expect to invest in debt securities of foreign companies, which may expose us to additional risks not typically associated with investing in U.S. companies. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective. See Part I, Item 1A of this Form 10-K “Risk Factors-Risks Related to Our Investments-Our investments will be risky and speculative,” “-Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments” and “-We may expose ourselves to risks if we engage in hedging transactions.”
We expect our investments in equities to consist primarily of common stock, and potentially preferred stock, of private companies. We expect that our investments in equities will typically be higher yielding than Middle Market Senior Loans because, in the case of common stock, the return realized upon the deposition of the investment is expected to be higher than the yield on Middle Market Senior Loans, and in the case of preferred stock, the cash and/or payment-in-kind dividends are expected to be higher than the yield on Middle Market Senior Loans, reflecting the increased risk associated with these investments.
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle.
In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iii) other operating expenses as detailed below:

•
our organization expenses and initial offering costs incurred prior to the filing of our election to be regulated as a BDC (the initial offering costs amortized over the 12 months beginning on the Initial Drawdown Date) in an amount that is equal to the lesser of (a) $1,500 or (b) the total amount of organizational expenses incurred by the Company;

•	the costs associated with the private offering of our common stock;

•	the costs of any other offerings of our common stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

•
expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, expenses of enforcing our rights;

•	the management fee and any incentive fee payable under our Investment Advisory Agreement;

•	certain costs and expenses relating to distributions paid on our shares;

•	administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	the allocated costs incurred by our Investment Adviser in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making or holding investments;

•	the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;

•	transfer agent and custodial fees;

•	costs of hedging;

•	commissions and other compensation payable to brokers or dealers;

•	federal and state registration fees;

•	any U.S. federal, state and local taxes, including any excise taxes;

•	independent director fees and expenses;

•
costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;

•
the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	the costs of specialty and custom software for monitoring risk, compliance and overall portfolio, including any development costs incurred prior to the filing of our election to be regulated as a BDC;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct fees and expenses associated with independent audits, agency, consulting and legal costs; and

•	all other expenses incurred by us or our Administrator in connection with administering our business, including our allocable share of certain officers and their staff compensation.
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO AND INVESTMENT ACTIVITY
As of December 31, 2017, the fair value of our investments was approximately $81,289, comprised of 10 investments in 9 portfolio companies/investment fund across 6 industries with 9 sponsors.
Based on fair value as of December 31, 2017, our portfolio consisted of approximately 99.5% in secured debt (61.6% in first lien debt and 37.9% in second lien debt) and 0.5% in equity investments. Based on fair value as of December 31, 2017, 100% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

Our investment activity for the period from September 11, 2017 (commencement of operations) to December 31, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Investments:
Total Investments, beginning of period	$—
New Investments purchased	84,865
Net accretion of discount on investments	16
Net realized gain (loss) on investments	—
Investments sold or repaid	(4,474)
Total Investments, end of period	$80,407
Principal amount of investments funded:
First Lien Debt	$54,698
Second Lien Debt	30,838
Equity Investments	438
Total	$85,974
Principal amount of investments sold or repaid:
First Lien Debt	$(4,549)
Second Lien Debt	—
Total	$(4,549)
Number of new funded investments	10
Average amount of new funded investments	$8,487
Percentage of new funded debt investments at floating interest rates	100%
As of December 31, 2017, investments consisted of the following:

	December 31, 2017
	Amortized Cost	Fair Value
First Lien Debt	$49,421	$50,045
Second Lien Debt	30,548	30,806
Equity Investments	438	438
Total	$80,407	$81,289

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2017, were as follows:

	December 31, 2017
	Amortized Cost	Fair Value
First Lien Debt	8.43%	8.33%
Second Lien Debt	9.98%	9.90%
First and Second Lien Debt Total	9.02%	8.93%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

See the Schedule of Investments as of December 31, 2017 in our financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.

As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”:
Internal Risk Ratings Definitions

Rating	Definition
1	Performing—Low Risk: Borrower is operating more than 10% ahead of the base case.

2	Performing—Stable Risk: Borrower is operating within 10% of the base case (above or below). This is the initial rating assigned to all new borrowers.

3	Performing—Management Notice: Borrower is operating more than 10% below the base case. A financial covenant default may have occurred, but there is a low risk of payment default.

4
Watch List: Borrower is operating more than 20% below the base case and there is a high risk of covenant default, or it may have already occurred. Payments are current although subject to greater uncertainty, and there is moderate to high risk of payment default.

5
Watch List—Possible Loss: Borrower is operating more than 30% below the base case. At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have occurred. Loss of principal is possible.

6
Watch List—Probable Loss: Borrower is operating more than 40% below the base case, and at the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Additionally, the prospects for improvement in the borrower’s situation are sufficiently negative that impairment of some or all principal is probable.

Our Investment Adviser’s risk rating model is based on evaluating portfolio company performance in comparison to the base case when considering certain credit metrics including, but not limited to, adjusted EBITDA and net senior leverage as well as specific events including, but not limited to, default and impairment.
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2017:

December 31, 2017
(dollar amounts in millions)	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%
Internal Risk Rating 2	80.8	100.00
Internal Risk Rating 3	—	—
Internal Risk Rating 4	—	—
Internal Risk Rating 5	—	—
Internal Risk Rating 6	—	—
Total	$80.8	100.00%
As of December 31, 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0. As of December 31, 2017, none of our investments were assigned an Internal Risk Rating of 4-6 and no investments in the portfolio were on non-accrual status. All of our first and second lien debt investments were performing and current on their interest payments as of December 31, 2017.
RESULTS OF OPERATIONS
For the period from September 11, 2017 (commencement of operations) to December 31, 2017
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income
Investment income for the period ended December 31, 2017 was as follows:

First Lien Debt	$627
Second Lien Debt	364
Total investment income	$991
The increase in investment income for the period ended December 31, 2017 was primarily driven by our deployment of capital, increasing invested balance and increased fees and other income from syndications. The size of our portfolio increased to $80,407 as of December 31, 2017 at amortized cost, and total principal amount of investments outstanding increased to $81,425 as of December 31, 2017. As of December 31, 2017, the weighted average yield of our first and second lien debt was 9.02%, on amortized cost.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2017 and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income (loss) for the period ended December 31, 2017 was as follows:

Total investment income	$991
Total expenses	(1,699)
Net investment income (loss)	$(708)
Expenses

For the period ended December 31,
2017
Organization costs	$381
Offering costs	317
Management fees	$252
Professional fees	163
Administrative service fees	52
Interest expense	83
Credit facility fees	185
Directors’ fees and expenses	49
Other general and administrative	217
Total expenses	$1,699

Interest expense and credit facility fees for the period ended December 31, 2017 were comprised of the following:

Interest expense	$83
Facility unused commitment fee	87
Amortization of deferred financing costs	98
Total interest expense and credit facility fees	$268
Cash paid for interest expense	$25
Interest expense for the period ended December 31, 2017 was driven by increased drawings under the Subscription Facility related to increased deployment of capital for investments. For the period from October 4, 2017 (initial date the Company borrowed under the Subscription Facility) through December 31, 2017, the average interest rate was 3.24%, and average principal debt outstanding was $10,567.
Management fees for the period ended December 31, 2017 were driven by our deployment of capital. For the period ended December 31, 2017, management fees were $252 and there were no incentive fees related to pre-incentive fee net investment income or realized capital gains. For the period ended December 31, 2017, we recorded no accrued capital gains incentive fees based upon our cumulative net unrealized appreciation (depreciation) as of December 31, 2017. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and management fees.
Organization costs and offering costs include expenses incurred in the initial formation of the Company and the Private Offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the period ended December 31, 2017, we had no realized gains or losses on investments, change in unrealized appreciation on 9 investments totaling approximately $882, and no change in unrealized depreciation on investments.
Net change in unrealized appreciation (depreciation) by the type of investments for the period ended December 31, 2017 were as follows:

Type	Net change in unrealized appreciation (depreciation)
First Lien Debt	$624
Second Lien Debt	258
Equity Investments	—
Total	$882
Net change in unrealized appreciation in our investments for the period ended December 31, 2017 compared to the original cost of our investments was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Subscription Facility, as well as through securitization of a portion of our existing investments.
We entered into a revolving credit facility with a lender (the “Subscription Facility”) on October 3, 2017. The Subscription Facility provides for secured borrowings up to the lesser of $750,000 or certain of the unfunded capital commitments we have received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The maximum principal amount of the Subscription Facility is currently $150,000. The Subscription Facility provides for a three-year revolving period and has a maturity date of October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent). Borrowings under the Subscription Facility bear interest initially at LIBOR plus 1.75% per year. The Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the Subscription Facility. Failure to comply with these covenants could result in a default under the Subscription Facility that, if we were unable to obtain a waiver from the lender, could result in the immediate acceleration of the amounts due under the Subscription Facility, and thereby have a material adverse impact on our business, financial condition and results of operations.
For more information on the Subscription Facility, see Note 5 to the financial statements in Part II, Item 8 of this Form 10-K.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
As of December 31, 2017, we had $70,570 in cash and cash equivalents. The Subscription Facility consisted of the following as of December 31, 2017:

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued as of December 31, 2017 were 4,130,683. The following table summarizes activity in the number of shares of our common stock outstanding during the period ended December 31, 2017:

Shares outstanding, beginning of period	—
Common stock issued	4,130,683
Shares outstanding, end of period	4,130,683
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of December 31, 2017:

Subscription Facility
Payment Due by Period	December 31, 2017
Less than 1 Year	$—
1-3 Years	60,750
3-5 Years	—
More than 5 Years	—
Total	$60,750
As of December 31, 2017, $60,750 of secured borrowings were outstanding under the Subscription Facility. For the period ended December 31, 2017, we incurred $83 of interest expense and $87 of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of December 31, 2017, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

Principal Amount as of
December 31, 2017
Unfunded delayed draw commitments	$9,874
Unfunded revolving term loan commitments	2,498
Total unfunded commitments	$12,372
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
Dividends and distributions, if any, are paid in cash to common stockholders. During the period ended December 31, 2017, no dividends or distributions had been declared or paid by the Company.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our “Risk Factors” in Part I, Item 1A of this Form 10-K.
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s leverage and ability to make payments;

•	the portfolio company’s public or private credit rating;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;

•	the markets in which the portfolio company does business and recent economic and/or market events; and

•	comparisons to comparable transactions and publicly traded securities.
Investment performance data utilized are the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of December 31, 2017.
US GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments included in Level 1 generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•
Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:
Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
Investments in debt securities that do not have sufficient coverage through the enterprise value analysis are valued based on an expected probability of default and discount recovery analysis.
Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.
Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes EBITDA multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in comparable EBITDA multiples would result in a significantly lower fair value measurement.
The carrying values of the secured borrowings approximate their fair values and are categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
See Note 3 to the financial statements in Part II, Item 8 of this Form 10-K for further information on fair value measurements.
Use of Estimates
The preparation of financial statements in Part II, Item 8 of this Form 10-K in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the financial statements in Part II, Item 8 of this Form 10-K. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Statement of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Revenue Recognition
Interest from Investments and Realized Gain/Loss on Investments
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statement of Operations included in Part II, Item 8 of this Form 10-K.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Statement of Assets and Liabilities included in Part II, Item 8 of this Form 10-K.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Income Taxes
For federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Dividends and Distributions to Common Stockholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee will be calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital (as defined in Part I, Item 1 of this Form 10-K “Business—The Private Offering—Right to Redraw Capital.”). For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
The incentive fee will consist of two parts. The first part will be calculated and payable quarterly in arrears and equals 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7% annualized), or “hurdle rate,” and a “catch-up” feature. The second part will be determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeds a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with Carlyle Employee Co., pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, required administrative services, which include, among other things, providing assistance in accounting, tax, legal, compliance, operations, technology and investor relations, and being responsible for the financial records of the Company. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff in their role of performing the internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
Sub-Administration Agreements
On June 26, 2017, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP (“CELF”) (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.
On June 22, 2017, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”).
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of December 31, 2017, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2017. These hypothetical calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2017 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the interest rate as of December 31, 2017, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statement of Assets and Liabilities as of December 31, 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,205	$(1,823)	$382
Up 200 basis points	$1,470	$(1,215)	$255
Up 100 basis points	$735	$(608)	$127
Down 100 basis points	$(373)	$608	$235
Down 200 basis points	$(373)	$950	$577
Down 300 basis points	$(373)	$950	$577

Item 8. Financial Statements and Supplementary Data
TCG BDC II, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC II, Inc.

Opinion on the Financial Statements
We have audited the accompanying statement of assets and liabilities of TCG BDC II, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, cash flows and changes in net assets for the period from September 11, 2017 (commencement of operations) to December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the period from September 11, 2017 (commencement of operations) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

New York, NY
March 1, 2018

TCG BDC II, INC.
STATEMENT OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

December 31, 2017
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $80,407)	$81,289
Cash and cash equivalents	70,570
Deferred financing costs	1,090
Deferred offering costs	717
Interest receivable from non-controlled/non-affiliated investments	421
Prepaid expenses and other assets	371
Total assets	$154,458
LIABILITIES
Secured borrowings (Note 5)	$60,750
Payable for investments purchased	7,463
Due to Investment Adviser	2,747
Interest and credit facility fees payable (Note 5)	146
Management fees payable (Note 4)	252
Administrative service fees payable (Note 4)	22
Other accrued expenses and liabilities	356
Total liabilities	71,736
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 4,130,683 shares issued and outstanding	41
Paid-in capital in excess of par value	82,507
Accumulated net investment income (loss)	(708)
Accumulated net unrealized appreciation (depreciation)	882
Total net assets	$82,722
NET ASSETS PER SHARE	$20.03

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF OPERATIONS
(dollar amounts in thousands, except per share data)

For the period from September 11, 2017 (commencement of operations) to December 31, 2017
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$767
Other income	224
Total investment income from non-controlled/non-affiliated investments	991
Total investment income	991
Expenses:
Organization costs (Note 4)	381
Offering costs (Note 4)	317
Management fees (Note 4)	252
Professional fees	163
Administrative service fees (Note 4)	52
Interest expense (Note 5)	83
Credit facility fees (Note 5)	185
Directors’ fees and expenses	49
Other general and administrative	217
Total expenses	1,699
Net investment income (loss)	(708)
Net change in unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	882
Net change in unrealized appreciation (depreciation) on investments	882
Net increase (decrease) in net assets resulting from operations	$174
Basic and diluted earnings per common share (Note 7)	$0.12
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	1,421,700

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

For the period from September 11, 2017 (commencement of operations) to December 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(708)
Net change in unrealized appreciation (depreciation) on investments	882
Net increase (decrease) in net assets resulting from operations	174
Capital transactions:
Common stock issued	82,548
Net increase (decrease) in net assets resulting from capital share transactions	82,548
Net increase (decrease) in net assets	82,722
Net assets at beginning of period	—
Net assets at end of period	$82,722

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF CASH FLOWS
(dollar amounts in thousands)

For the period from September 11, 2017 (commencement of operations) to December 31, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$174
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	98
Amortization of deferred offering costs	317
Net accretion of discount on investments	(16)
Net change in unrealized (appreciation) depreciation on investments	(882)
Cost of investments purchased and change in payable for investments purchased	(77,402)
Proceeds from sales and repayments of investments and change in receivable for investments sold	4,474
Changes in operating assets:
Interest receivable	(421)
Prepaid expenses and other assets	(371)
Changes in operating liabilities:
Due to Investment Adviser	538
Interest and credit facility fees payable	146
Management fees payable	252
Administrative service fees payable	22
Other accrued expenses and liabilities	343
Net cash provided by (used in) operating activities	(72,728)
Cash flows from financing activities:
Proceeds from issuance of common stock	82,548
Borrowings on Subscription Facility	81,225
Repayments of Subscription Facility	(20,475)
Net cash provided by (used in) financing activities	143,298
Net increase (decrease) in cash and cash equivalents	70,570
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$70,570
Supplemental disclosures:
Deferred financing costs due	$1,188
Deferred offering costs due	$1,034
Interest paid during the period	$25
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value(5)	Percentage of Net Assets
First Lien Debt (61.56%)
BeyondTrust Software, Inc. (2)(3)	Software	L + 6.25% (1.00% Floor)	11/21/2023	$8,000	$7,886	$7,958	9.62%
Datto, Inc. (2)(3)(6)	High Tech Industries	L + 8.00% (1.00% Floor)	12/7/2022	17,667	17,398	17,762	21.47
Radiology Partners Inc. (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	8,597	8,499	8,547	10.34
Smile Doctors, LLC (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	9,059	8,911	8,993	10.87
Zenith Merger Sub, Inc. (2)(3)(6)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	6,826	6,727	6,785	8.20
First Lien Debt Total					$49,421	$50,045	60.50%

Second Lien Debt (37.90%)
Argon Medical Devices Holdings, Inc. (2)(3)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	$7,500	$7,464	$7,515	9.08%
Paradigm Acquisition Corp. (2)(3)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,506	9,584	11.59
Pathway Partners Vet Management Company LLC (2)(3)(6)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	6,138	6,054	6,133	7.41
Santa Cruz Holdco, Inc. (2)(3)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	7,600	7,524	7,574	9.16
Second Lien Debt Total					$30,548	$30,806	37.24%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value(5)	Percentage of Net Assets
Equity Investments (0.54%)
Zenith American Holding, Inc.	Business Services	438,356	$438	$438	0.53%
Equity Investments Total			$438	$438	0.53%
Total investments—non-controlled/non-affiliated			$80,407	$81,289	98.27%

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC II, Inc. (“we,” “us,” “our,” “BDC II” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2017, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2017, the Company is not an “affiliated person” of any of these portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2017. As of December 31, 2017, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.69%.

(3)	Loan includes interest rate floor feature.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.

(6)	As of December 31, 2017, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Datto, Inc.	Revolver	0.50%	$360	$2
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	2,701	(2)
Radiology Partners Inc.	Delayed Draw	1.00	828	(4)
Radiology Partners Inc.	Revolver	0.50	575	(3)
Smile Doctors, LLC	Delayed Draw	1.00	6,345	(26)
Smile Doctors, LLC	Revolver	0.50	827	(3)
Zenith Merger Sub, Inc.	Revolver	0.50	736	(4)
Total unfunded commitments			$12,372	$(40)

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in thousands)
As of December 31, 2017, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$49,421	$50,045	61.56%
Second Lien Debt	30,548	30,806	37.90
Equity Investments	438	438	0.54
Total	$80,407	$81,289	100.00%
The rate type of debt investments at fair value as of December 31, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$79,969	$80,851	100.00%
Total	$79,969	$80,851	100.00%
The industry composition of investments at fair value as of December 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Business Services	$16,671	$16,807	20.68%
Consumer Services	6,054	6,133	7.54
Healthcare & Pharmaceuticals	24,874	25,055	30.82
High Tech Industries	17,398	17,762	21.85
Non-durable Consumer Goods	7,524	7,574	9.32
Software	7,886	7,958	9.79
Total	$80,407	$81,289	100.00%
The geographical composition of investments at fair value as of December 31, 2017 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United States	$80,407	$81,289	100.00%
Total	$80,407	$81,289	100.00%

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2017
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
TCG BDC II, Inc. (“BDC II” or the “Company”) is a Maryland corporation formed on February 10, 2017 with the name Carlyle Private Credit, Inc., which was changed to TCG BDC II, Inc. on March 3, 2017. The Company is structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (formerly known as Carlyle GMS Investment Management L.L.C., “CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group L.P. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company generally uses the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (“Middle Market Senior Loans”), with the balance invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities), although the Company may make investments in issuers with EBITDA outside of such range.
The Company expects to invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Debt securities that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans”. The Company also expects to invest in debt securities of foreign companies, which may expose the Company to additional risks not typically associated with investing in U.S. companies. The Company may employ hedging techniques to minimize these risks, but the Company can offer no assurance that it will, in fact, hedge currency risk, or that if it does, such strategies will be effective. See Part I, Item 1A of this Form 10-K “Risk Factors-Risks Related to Our Investments-Our investments will be risky and speculative,” “-Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments” and “-We may expose ourselves to risks if we engage in hedging transactions.”
The Company expects its investments in equities to consist primarily of common stock, and potentially preferred stock, of private companies. The Company expects that its investments in equities will typically be higher yielding than Middle Market Senior Loans because, in the case of common stock, the return realized upon the deposition of the investment is expected to be higher than the yield on Middle Market Senior Loans, and in the case of preferred stock, the cash and/or payment-in-kind dividends are expected to be higher than the yield on Middle Market Senior Loans, reflecting the increased risk associated with these investments.
On September 11, 2017, the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (formerly known as Carlyle GMS Finance Administration L.L.C., “CGCA” or the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

As a BDC, the Company is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, the Company generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that the Company satisfies those requirements.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The annual financial statements have been prepared in accordance with US GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the period presented have been included.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the financial statements. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Statement of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 for further information about fair value measurements.
Cash and cash equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.
Revenue Recognition
Interest from Investments and Realized Gain/Loss on Investments
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statement of Operations. As of December 31, 2017 and for the period then ended, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statement of Assets and Liabilities. For the period from September 11, 2017 (commencement of operations) to December 31, 2017, the Company earned $224 in other income, primarily from syndication fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017 and for the period then ended, no loans in the portfolio were on non-accrual status.
Subscription Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)
Interest expense and unused commitment fees on the Subscription Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Statement of Operations.
The Subscription Facility is recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Subscription Facility. Amortization of deferred financing costs for the credit facility is computed on the straight-line basis over the term of the credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Statement of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Statement of Operations.
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of December 31, 2017, $1,415 of initial organization and offering costs had been incurred by the Company. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
Income Taxes
For federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Dividends and Distributions to Common Stockholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.
Dividends and distributions, if any, are paid in cash to common stockholders.
Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.
Recent Accounting Standards Updates

The Financial Accounting Standards Board ("FASB") issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company has elected to adopt the ASU on January 1, 2018, which did not have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows will be required either in the footnotes or on the face of the statement of cash flows. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company has elected to adopt the ASU on January 1, 2018, which did not have a material impact on the Company’s financial statements.
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s leverage and ability to make payments;

•	the portfolio company’s public or private credit rating;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;

•	the markets in which the portfolio company does business and recent economic and/or market events; and

•	comparisons to comparable transactions and publicly traded securities.
Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of December 31, 2017.
US GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level 1 generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•
Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, CLOs, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2017:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$50,045	$50,045
Second Lien Debt	—	—	30,806	30,806
Equity Investments	—	—	438	438
Total	$—	$—	$81,289	$81,289

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the period from September 11, 2017 (commencement of operations) to December 31, 2017
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$—	$—	$—	$—
Purchases	53,882	30,545	438	84,865
Sales	(3,808)	—	—	(3,808)
Paydowns	(666)	—	—	(666)
Accretion of discount	13	3	—	16
Net change in unrealized appreciation (depreciation)	624	258	—	882
Balance, end of year	$50,045	$30,806	$438	$81,289
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Statement of Operations	$624	$258	$—	$882

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:
Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
Investments in debt securities that do not have sufficient coverage through the enterprise value analysis are valued based on an expected probability of default and discount recovery analysis.
Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.
Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes EBITDA multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2017:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2017			Low	High
Investments in First Lien Debt	$50,045	Discounted Cash Flow	Discount Rate	6.76%	8.98%	7.75%
Total First Lien Debt	50,045
Investments in Second Lien Debt	30,806	Discounted Cash Flow	Discount Rate	9.10%	9.69%	9.39%
Total Second Lien Debt	30,806
Investments in Equity	438	Income Approach	Discount Rate	8.52%	8.52%	8.52%
		Market Approach	Comparable Multiple	7.85x	7.85x	7.85x
Total Equity Investments	438
Total Level 3 Investments	$81,289
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in comparable EBITDA multiples would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2017:

	December 31, 2017
	Carrying Value	Fair Value
Secured borrowings	$60,750	$60,750
Total	$60,750	$60,750
The carrying values of the secured borrowings approximate their respective fair values and are categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee will be calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital (as defined in Part I, Item 1 of this Form 10-K “Business—The Private Offering—Right to Redraw Capital.”). For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
The incentive fee will consist of two parts. The first part will be calculated and payable quarterly in arrears and equals 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7% annualized), or “hurdle rate,” and a “catch-up” feature. The second part will be determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeds a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
For the period from September 11, 2017 (commencement of operations) to December 31, 2017, management fees were $252 and there were no incentive fees related to pre-incentive fee net investment income or realized capital gains. For the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

As of December 31, 2017, $252 was included in management fees payable in the accompanying Statement of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, required administrative services, which include, among other things, providing assistance in accounting, tax, legal, compliance, operations, technology and investor relations, and being responsible for the financial records of the Company. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff in their role of performing the internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the period from September 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred $52 in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Statement of Operations. As of December 31, 2017, $22 and $30 was unpaid and included in administrative service fees payable and due to Investment Adviser, respectively, in the accompanying Statement of Assets and Liabilities.
Sub-Administration Agreements
On June 26, 2017, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP (“CELF”) (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.
On June 22, 2017, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”).

For the period from September 11, 2017 (commencement of operations) to December 31, 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $73, were included in other general and administrative in the accompanying Statement of Operations. As of December 31, 2017, $73 was unpaid and included in other accrued expenses and liabilities in the accompanying Statement of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the period from September 11, 2017 (commencement of operations) to December 31, 2017, TCG earned no placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future.
For the period from September 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred $49 in fees and expenses associated with its Independent Directors and Audit Committee. As of December 31, 2017, $49 was unpaid and included in due to Investment Adviser in the accompanying Statement of Assets and Liabilities (see below).
Organization and Offering Expenses and Other Expenses
The Company has incurred $1,382 of initial organization and offering costs as of December 31, 2017, but paid for by the Investment Adviser. Additionally, $1,365 of deferred financing costs and other expenses, including directors' fees and expenses, were incurred by the Company as of December 31, 2017, but paid for by the Investment Adviser. As of December 31, 2017, there was $2,747 due to the Investment Adviser and included in the accompanying Statement of Assets and Liabilities. The Company has reimbursed $2,747 to the Investment Adviser in February 2018.
5. BORROWINGS
In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2017, asset coverage was 236.17%. During the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were secured borrowings and repayments of $81,225 and $20,475, respectively, under the Subscription Facility. As of December 31, 2017, there were $60,750 in secured borrowings outstanding.
Credit Facility
The Company closed on October 3, 2017 on the Subscription Facility. The maximum principal amount of the Subscription Facility is $150,000, subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. Proceeds of the Subscription Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Subscription Facility may be increased to $750,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.75% per year. The Company also pays a fee of 0.25% on undrawn amounts under the Subscription Facility. The availability period under the Subscription Facility will terminate on the maturity date, October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent).
Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, including certain financial covenants related to shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of December 31, 2017, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Summary of Facility
The Subscription Facility consisted of the following as of December 31, 2017:

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of December 31, 2017, $59 of interest expense and $87 of unused commitment fees were included in interest and credit facility fees payable. For the period from October 4, 2017 (initial date the Company borrowed under the Subscription Facility) through December 31, 2017, the weighted average interest rate was 3.24% and average principal debt outstanding was $10,567. As of December 31, 2017, the weighted average interest rate was 3.31% based on floating LIBOR rates.
For the period from September 11, 2017 (commencement of operations) to December 31, 2017, the components of interest expense and credit facility fees were as follows:

Interest expense	$83
Facility unused commitment fee	87
Amortization of deferred financing costs	98
Total interest expense and credit facility fees	$268
Cash paid for interest expense	$25
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2017:

Subscription Facility
Payment Due by Period	December 31, 2017
Less than 1 Year	$—
1-3 Years	60,750
3-5 Years	—
More than 5 Years	—
Total	$60,750

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of December 31, 2017 for any such exposure.
As of December 31, 2017, the Company had $508,928 in total capital commitments from stockholders, of which $426,380 was unfunded. As of December 31, 2017, current directors had $350 in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

Par Value as of
December 31, 2017
Unfunded delayed draw commitments	$9,874
Unfunded revolving term loan commitments	2,498
Total unfunded commitments	$12,372
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the period from September 11, 2017 (commencement of operations) to December 31, 2017, the Company issued 4,130,683 shares for $82,548. The following table summarizes capital activity during the period from September 11, 2017 (commencement of operations) to December 31, 2017:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—
Common stock issued	4,130,683	41	82,507	—	—	82,548
Net investment income (loss)	—	—	—	(708)	—	(708)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	882	882
Balance, end of period	4,130,683	$41	$82,507	$(708)	$882	$82,722

The following table summarizes total shares issued and proceeds received related to capital activity during the period from September 11, 2017 (commencement of operations) to December 31, 2017:

	Shares Issued	Proceeds Received
September 19, 2017	100	2
October 4, 2017	875,004	17,500
November 22, 2017	1,503,784	30,045
December 20, 2017	1,751,795	35,001
Total	4,130,683	$82,548
Subscription transactions during the period from September 11, 2017 (commencement of operations) to December 31, 2017 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.26 per share for the period from September 11, 2017 (commencement of operations) to December 31, 2017.
As of December 31, 2017, one stockholder represented 29.4% of total net assets.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period from September 11, 2017 (commencement of operations) to December 31, 2017.

Basic and diluted earnings per common share were as follows:

For the period from September 11, 2017 (commencement of operations) to December 31, 2017
Net increase (decrease) in net assets resulting from operations	$174
Weighted-average common shares outstanding	1,421,700
Basic and diluted earnings per common share	$0.12
During the period from September 11, 2017 (commencement of operations) to December 31, 2017, no dividends or distributions had been declared or paid by the Company.
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the period from September 11, 2017 (commencement of operations) to December 31, 2017:

Per Share Data:
Net asset value per share, beginning of year	$20.00
Net investment income (loss) (1)	(0.50)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.27
Net increase (decrease) in net assets resulting from operations	(0.23)
Effect of offering price of subscriptions (2)	0.26
Net asset value per share, end of year	$20.03
Number of shares outstanding, end of year	4,130,683
Total return based on net asset value (3)	0.15%
Net assets, end of year	$82,722
Ratio to average net assets (4):
Expenses, before and after incentive fees	4.19%
Net investment income (loss)	(1.75)%
Interest expense and credit facility fees	0.66%
Ratios/Supplemental Data:
Asset coverage, end of period	236.17%
Portfolio turnover	8.76%
Total committed capital, end of period	508,928
Ratio of total contributed capital to total committed capital, end of period	16.21%
Weighted-average shares outstanding	1,421,700

(1)
For the period from September 11, 2017 (commencement of operations) to December 31, 2017, net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted-average number of shares outstanding for the period.

(2)	Increase (decrease) is due to the offering price of subscriptions, net of offering costs during the period (refer to Note 7).

(3)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period from September 11, 2017 (commencement of operations) to December 31, 2017 divided by the beginning net asset value for the period. Total return for the period was inclusive of $0.26 per share increase (decrease) in net asset value related to the offering price of subscriptions, net of offering costs during the period. Excluding the effects of these common stock issuances, total return would have been (1.15)% (refer to Note 7).

(4)
These ratios to average net assets have not been annualized. The Company commenced operations on September 11, 2017; therefore, ratios to average net assets and portfolio turnover for the period from September 11, 2017 (commencement of operations) to December 31, 2017 may have been different had there been a full year of operations.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of December 31, 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2017.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2017, the Company has yet to file any tax returns and therefore is not yet subject to examination. The Company expects to elect a tax year-end of June 30.
No distributions were paid for the period ended December 31, 2017.
11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017
	Q4	Q3
Total investment income	$991	$—
Net expenses	1,305	394
Net investment income (loss)	(314)	(394)
Net change in unrealized appreciation (depreciation) on investments	882	—
Net increase (decrease) in net assets resulting from operations	568	(394)
NAV per share	20.03	10.85
Basic and diluted earnings per common share	$0.33	$(178.42)
12. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the financial statements were issued, except as disclosed below.
On February 23, 2018, the Company issued a capital call and delivered capital drawdown notices totaling $5,000. Proceeds from the capital call and the related issuance of 243,562 shares is expected on or about March 7, 2018.
Subsequent to December 31, 2017, the Company borrowed $32,900 under the Subscription Facility to fund investment acquisitions. The Company also voluntarily repaid $49,000 under the Subscription Facility.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 23, 2018, the Company delivered a capital drawdown notice to its investors relating to the issuance of 243,562 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate offering price of approximately $5 million. The shares are expected to be issued on or around March 7, 2018.
The issuance of Common Stock is being made pursuant to subscription agreements (“Subscription Agreement”) entered into by the Company and its investors. Under the terms of the Subscription Agreement, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of 8 business days’ prior notice to investors.
The issuance and sale of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D and Regulation S thereunder.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our principal executive officer and principal financial officer. There have been no material changes to our SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Erik Barrios, TCG BDC II, Inc., 520 Madison Avenue, 40th Floor, New York, NY.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Revolving Credit Agreement (1)

10.5	Master Custodian Agreement*

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements in this Form 10-K)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.

Dated: March 1, 2018	By	/s/ Michael A. Hart
Michael A. Hart
Director and Chief Executive Officer (principal executive officer)

Dated: March 1, 2018	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer (principal financial and accounting officer)

Dated: March 1, 2018	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 1, 2018	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: March 1, 2018	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: March 1, 2018	By	/s/ John G. Nestor
John G. Nestor
Director