Form 10-K/A
period 2017-12-31
TCG BDC II, Inc.
filed 2018-03-16
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends TCG BDC II, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission on March 1, 2018 (the “Original Filing” and the “Original Filing Date”).

This Amendment No. 1 is being filed solely to: i) include the phrase “including the schedule of investments” inadvertently omitted by Ernst & Young LLP from, and to update for certain other typographical items in, the first paragraph of its “Report of Independent Registered Public Accounting Firm” on the financial statements of the Company in Part II, Item 8 of the Original Filing, and ii) include the sentence “our procedures included confirmation of securities owned as of December 31, 2017 by correspondence with the custodian and debt agents” inadvertently omitted by Ernst & Young LLP from the last paragraph of its “Report of Independent Registered Public Accounting Firm” on the financial statements of the Company.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Items 8 and 9A in this Amendment No. 1.

The changes to add the phrases to the filed copies of the reports of Ernst & Young LLP do not affect Ernst & Young LLP’s unqualified opinion on the Company’s financial statements included in the Original Filing and Amendment No. 1.

Item 15 has been included herein to reflect new Section 302 and Section 906 certifications. Except as noted above, no changes were made to the Original Filing. This amendment speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.

PART II
Item 8. Financial Statements and Supplementary Data
TCG BDC II, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC II, Inc.

Opinion on the Financial Statements
We have audited the accompanying statement of assets and liabilities of TCG BDC II, Inc. (the “Company”), including the schedule of investments, as of December 31, 2017, and the related statements of operations, changes in net assets and cash flows for the period from September 11, 2017 (commencement of operations) to December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations, changes in its net assets and its cash flows for the period from September 11, 2017 (commencement of operations) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 by correspondence with the custodian and debt agents. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Revolving Credit Agreement (1)

10.5	Master Custodian Agreement (2)

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements in this Form 10-K)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)

(2)	Incorporated by reference to the Company’s Form 10-K filed by the Company on March 1, 2018 (File No. 000-55848)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.

Dated: March 16, 2018	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)