Form 10-Q
period 2018-03-31
TCG BDC II, Inc.
filed 2018-05-04
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 000-55848

TCG BDC II, INC.
(Exact name of Registrant as specified in its charter)

Maryland	81-5320146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
520 Madison Avenue, 40th Floor, New York, NY 10022
(Address of principal executive office) (Zip Code)
(212) 813-4900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common stock, $0.01 par value	4,958,866

TCG BDC II, INC.

TCG BDC II, INC.
STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $137,735 and $80,407, respectively)	$139,249	$81,289
Cash and cash equivalents	32,370	70,570
Deferred financing costs	1,900	1,090
Deferred offering costs	496	717
Interest receivable from non-controlled/non-affiliated investments	1,026	421
Prepaid expenses and other assets	1,101	371
Total assets	$176,142	$154,458
LIABILITIES
Secured borrowings (Note 5)	$73,350	$60,750
Payable for investments purchased	—	7,463
Due to Investment Adviser	34	2,747
Interest and credit facility fees payable (Note 5)	377	146
Dividend payable (Note 7)	1,312	—
Management fees payable (Note 4)	281	252
Administrative service fees payable (Note 4)	39	22
Other accrued expenses and liabilities	517	356
Total liabilities	75,910	71,736
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 4,958,866 shares and 4,130,683 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	50	41
Paid-in capital in excess of par value	99,442	82,507
Accumulated net investment income (loss), net of cumulative dividends of $1,312 and $0 at March 31, 2018 and December 31, 2017, respectively	(774)	(708)
Accumulated net unrealized appreciation (depreciation)	1,514	882
Total net assets	$100,232	$82,722
NET ASSETS PER SHARE	$20.21	$20.03
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

For the three month period ended
March 31, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,691
Other income	52
Total investment income from non-controlled/non-affiliated investments	2,743
Total investment income	2,743
Expenses:
Organization costs (Note 2)	7
Offering costs (Note 2)	298
Management fees (Note 4)	281
Professional fees	101
Administrative service fees (Note 4)	100
Interest expense (Note 5)	309
Credit facility fees (Note 5)	204
Directors’ fees and expenses	50
Other general and administrative	147
Total expenses	1,497
Net investment income (loss)	1,246
Net change in unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	632
Net change in unrealized appreciation (depreciation) on investments	632
Net increase (decrease) in net assets resulting from operations	$1,878
Basic and diluted earnings per common share (Note 9)	$0.44
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 9)	4,223,651
Dividends declared per common share (Note 9)	$0.30
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

For the three month period ended
March 31, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,246
Net change in unrealized appreciation (depreciation) on investments	632
Net increase (decrease) in net assets resulting from operations	1,878
Capital transactions:
Common stock issued	16,944
Dividends declared (Note 10)	(1,312)
Net increase (decrease) in net assets resulting from capital share transactions	15,632
Net increase (decrease) in net assets	17,510
Net assets at beginning of period	82,722
Net assets at end of period	$100,232
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

For the three month period ended
March 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,878
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	114
Amortization of deferred offering costs	298
Net accretion of discount on investments	(68)
Net change in unrealized (appreciation) depreciation on investments	(632)
Cost of investments purchased and change in payable for investments purchased	(67,012)
Proceeds from sales and repayments of investments and change in receivable for investments sold	2,289
Changes in operating assets:
Interest receivable	(605)
Prepaid expenses and other assets	(730)
Changes in operating liabilities:
Due to Investment Adviser	(490)
Interest and credit facility fees payable	231
Management fees payable	29
Administrative service fees payable	17
Other accrued expenses and liabilities	161
Net cash provided by (used in) operating activities	(64,520)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,944
Borrowings on Subscription Facility	61,600
Repayments of Subscription Facility	(49,000)
Debt issuance costs paid	(2,112)
Offering costs paid	(1,112)
Net cash provided by (used in) financing activities	26,320
Net increase (decrease) in cash and cash equivalents	(38,200)
Cash and cash equivalents, beginning of period	70,570
Cash and cash equivalents, end of period	$32,370
Supplemental disclosures:
Interest paid during the period	$81
Dividends declared during the period	$1,312
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (62.68%)
Aero Operating LLC (Dejana Industries, Inc.) (2)(3)(6)(7)	Business Services	L + 7.25% (1.00% Floor)	12/29/2022	$6,355	$6,290	$6,402	6.39%
Alpine SG, LLC (2)(3)	High Tech Industries	L + 6.00% (1.00% Floor)	11/16/2022	1,746	1,729	1,739	1.73
BeyondTrust Software, Inc. (2)(3)	Software	L + 6.25% (1.00% Floor)	11/21/2023	7,980	7,879	7,939	7.92
CircusTrix Holdings, LLC (2)(3)(6)	Hotel, Gaming & Leisure	L + 5.50% (1.00% Floor)	12/16/2021	8,537	8,438	8,508	8.49
Dade Paper & Bag, LLC (2)(3)	Forest Products & Paper	L + 7.00% (1.00% Floor)	6/10/2024	6,329	6,267	6,327	6.31
Datto, Inc. (2)(3)(6)	High Tech Industries	L + 8.00% (1.00% Floor)	12/7/2022	17,667	17,410	17,824	17.79
Derm Growth Partners III, LLC (Dermatology Associates) (2)(3)(6)(7)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	5/31/2022	1,624	1,361	1,521	1.52
GRO Sub Holdco, LLC (Grand Rapids) (2)(3)(6)(7)	Healthcare & Pharmaceuticals	L + 5.50% (1.00% Floor)	2/22/2024	7,050	6,828	6,831	6.82
Radiology Partners, Inc. (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	11,785	11,658	11,772	11.74
Smile Doctors, LLC (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	11,612	11,477	11,357	11.33
Zenith Merger Sub, Inc. (2)(3)(6)(7)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	7,072	6,976	7,059	7.04
First Lien Debt Total					$86,313	$87,279	87.08%
Second Lien Debt (36.62%)
Access CIG, LLC (2)(6)	Business Services	L + 7.75%	2/27/2026	$2,108	$2,083	$2,127	2.12%
Argon Medical Devices Holdings, Inc. (2)(3)(7)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	7,500	7,469	7,557	7.54
Paradigm Acquisition Corp. (2)(3)(8)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,508	9,617	9.60
Pathway Partners Vet Management Company LLC (2)(3)(6)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	6,910	6,827	6,829	6.81
Project Accelerate Parent, LLC (2)(3)	Software	L + 8.50% (1.00% Floor)	1/2/2026	17,500	17,071	17,187	17.15
Santa Cruz Holdco, Inc. (2)(3)(7)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	7,600	7,526	7,678	7.66
Second Lien Debt Total					$50,484	$50,995	50.88%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (0.70%) (5)
GRO Sub Holdco, LLC (Grand Rapids)	Healthcare & Pharmaceuticals	500,000	$500	$500	0.50%
Zenith American Holding, Inc.	Business Services	438,356	438	475	0.47
Equity Investments Total			$938	$975	0.97%
Total investments—non-controlled/affiliated			$137,735	$139,249	138.93%
Total investments			$137,735	$139,249	138.93%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC II, Inc. (“we,” “us,” “our,” “BDC II” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31,

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2018, the Company is not an “affiliated person” of any of these portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of March 31, 2018. As of March 31, 2018, all of our LIBOR loans were indexed to the 30-day LIBOR rate at 1.88%, except for those loans as indicated in Notes 7 and 8 below.

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

(6)	As of March 31, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Access CIG, LLC	Delayed Draw	—%	$392	$3
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	409	3
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,858	(5)
Datto, Inc.	Revolver	0.50	360	3
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	14,499	(83)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	1,858	(11)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(102)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	943	(14)
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	1,929	(18)
Radiology Partners Inc.	Delayed Draw	1.00	1,616	(1)
Radiology Partners Inc.	Revolver	0.50	575	(1)
Smile Doctors, LLC	Delayed Draw	1.00	4,330	(68)
Smile Doctors, LLC	Revolver	0.50	272	(4)
Zenith Merger Sub, Inc.	Revolver	0.50	473	(1)
Total unfunded commitments			$36,514	$(299)

(7)	As of March 31, 2018, this LIBOR loan was indexed to the 90-day LIBOR rate at 2.31%.

(8)	As of March 31, 2018, this LIBOR loan was indexed to the 180-day LIBOR rate at 2.45%.

As of March 31, 2018, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$86,313	$87,279	62.68%
Second Lien Debt	50,484	50,995	36.62
Equity Investments	938	975	0.70
Total	$137,735	$139,249	100.00%
The rate type of debt investments at fair value as of March 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$136,797	$138,274	100.00%
Total	$136,797	$138,274	100.00%

The industry composition of investments at fair value as of March 31, 2018 was as follows:

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2018
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Business Services	$25,295	$25,680	18.44%
Consumer Services	6,827	6,829	4.91
Forest Products & Paper	6,267	6,327	4.54
Healthcare & Pharmaceuticals	39,293	39,538	28.39
High Tech Industries	19,139	19,563	14.05
Hotel, Gaming & Leisure	8,438	8,508	6.11
Non-durable Consumer Goods	7,526	7,678	5.51
Software	24,950	25,126	18.05
Total	$137,735	$139,249	100.00%
The geographical composition of investments at fair value as of March 31, 2018 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United States	$137,735	$139,249	100.00%
Total	$137,735	$139,249	100.00%
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (61.56%)
BeyondTrust Software, Inc. (2)(3)	Software	L + 6.25% (1.00% Floor)	11/21/2023	$8,000	$7,886	$7,958	9.62%
Datto, Inc. (2)(3)(6)	High Tech Industries	L + 8.00% (1.00% Floor)	12/7/2022	17,667	17,398	17,762	21.47
Radiology Partners Inc. (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	8,597	8,499	8,547	10.34
Smile Doctors, LLC (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	9,059	8,911	8,993	10.87
Zenith Merger Sub, Inc. (2)(3)(6)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	6,826	6,727	6,785	8.20
First Lien Debt Total					$49,421	$50,045	60.50%
Second Lien Debt (37.90%)
Argon Medical Devices Holdings, Inc. (2)(3)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	$7,500	$7,464	$7,515	9.08%
Paradigm Acquisition Corp. (2)(3)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,506	9,584	11.59
Pathway Partners Vet Management Company LLC (2)(3)(6)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	6,138	6,054	6,133	7.41
Santa Cruz Holdco, Inc. (2)(3)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	7,600	7,524	7,574	9.16
Second Lien Debt Total					$30,548	$30,806	37.24%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (7)	Percentage of Net Assets
Equity Investments (0.54%)
Zenith American Holding, Inc.	Business Services	438,356	$438	$438	0.53%
Equity Investments Total			$438	$438	0.53%
Total investments—non-controlled/non-affiliated			$80,407	$81,289	98.27%
Total investments			$80,407	$81,289	98.27%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2017, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2017, the Company is not an “affiliated person” of any of these portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2017. As of December 31, 2017, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.69%.

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

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2017
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Datto, Inc.	Revolver	0.50%	$360	$2
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	2,701	(2)
Radiology Partners Inc.	Delayed Draw	1.00	828	(4)
Radiology Partners Inc.	Revolver	0.50	575	(3)
Smile Doctors, LLC	Delayed Draw	1.00	6,345	(26)
Smile Doctors, LLC	Revolver	0.50	827	(3)
Zenith Merger Sub, Inc.	Revolver	0.50	736	(4)
Total unfunded commitments			$12,372	$(40)
As of December 31, 2017, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$49,421	$50,045	61.56%
Second Lien Debt	30,548	30,806	37.90
Equity Investments	438	438	0.54
Total	$80,407	$81,289	100.00%
The rate type of debt investments at fair value as of December 31, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$79,969	$80,851	100.00%
Total	$79,969	$80,851	100.00%
The industry composition of investments at fair value as of December 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Business Services	$16,671	$16,807	20.68%
Consumer Services	6,054	6,133	7.54
Healthcare & Pharmaceuticals	24,874	25,055	30.82
High Tech Industries	17,398	17,762	21.85
Non-durable Consumer Goods	7,524	7,574	9.32
Software	7,886	7,958	9.79
Total	$80,407	$81,289	100.00%
The geographical composition of investments at fair value as of December 31, 2017 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United States	$80,407	$81,289	100.00%
Total	$80,407	$81,289	100.00%

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
As of March 31, 2018
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
TCG BDC II, Inc. (“BDC II” or the “Company”) is a Maryland corporation formed on February 10, 2017 with the name Carlyle Private Credit, Inc., which was changed to TCG BDC II, Inc. on March 3, 2017. The Company is structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C., “CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group L.P. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company generally uses the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (“Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities), although the Company may make investments in issuers with EBITDA outside of such range.
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
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C., “CGCA” or the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the financial statements. Actual results could differ from these estimates and such differences could be material.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statement of Operations. As of March 31, 2018 and December 31, 2017 and for the periods then ended, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statements of Assets and Liabilities. For the three month period ended March 31, 2018, the Company earned $52 in other income, primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018 and December 31, 2017 and for the periods then ended, no loans in the portfolio were on non-accrual status.
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
Deferred financing costs include capitalized expenses related to the closing or amendments of the Subscription Facility. Amortization of deferred financing costs for the credit facility is computed on the straight-line basis over the term of the credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Statement of Operations.
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of March 31, 2018 and December 31, 2017, $1,500 and $1,415, respectively, of initial organization and offering costs had been incurred by the Company and $104 and $0, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
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
Recent Accounting Standards Updates
The FASB issued Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities are able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, was effective for the Company on January 1, 2018. The Company adopted the ASU on January 1, 2018, which did not have a material impact on the Company’s financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows are required either in the footnotes or on the face of the statement of cash flows. This guidance was effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption was permitted. The Company adopted the ASU on January 1, 2018, which did not have a material impact on the Company’s financial statements.

3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of March 31, 2018 and December 31, 2017.

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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

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

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month period ended March 31, 2018, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$87,279	$87,279
Second Lien Debt	—	—	50,995	50,995
Equity Investments	—	—	975	975
Total	$—	$—	$139,249	$139,249

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$50,045	$50,045
Second Lien Debt	—	—	30,806	30,806
Equity Investments	—	—	438	438
Total	$—	$—	$81,289	$81,289

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$50,045	$30,806	$438	$81,289
Purchases	39,132	19,917	500	59,549
Paydowns	(2,289)	—	—	(2,289)
Accretion of discount	49	19	—	68
Net change in unrealized appreciation (depreciation)	342	253	37	632
Balance, end of period	$87,279	$50,995	$975	$139,249
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statement of Operations	$345	$253	$37	$635
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2018 and December 31, 2017:

	Fair Value as of March 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$87,279	Discounted Cash Flow	Discount Rate	6.44%	8.87%	7.58%
Total First Lien Debt	87,279
Investments in Second Lien Debt	48,868	Discounted Cash Flow	Discount Rate	8.97%	10.09%	9.57%
	2,127	Consensus Pricing	Indicative Quotes	100.75%	100.75%	100.75%
Total Second Lien Debt	50,995
Investments in Equity	975	Income Approach	Discount Rate	9.80%	10.72%	10.27%
		Market Approach	Comparable Multiple	7.31x	10.30x	8.84x
Total Equity Investments	975
Total Level 3 Investments	$139,249

	Fair Value as of December 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$50,045	Discounted Cash Flow	Discount Rate	6.76%	8.98%	7.75%
Total First Lien Debt	50,045
Investments in Second Lien Debt	30,806	Discounted Cash Flow	Discount Rate	9.10%	9.69%	9.39%
Total Second Lien Debt	30,806
Investments in Equity	438	Income Approach	Discount Rate	8.52%	8.52%	8.52%
		Market Approach	Comparable Multiple	7.85x	7.85x	7.85x
Total Equity Investments	438
Total Level 3 Investments	$81,289
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates, indicative quotes and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or comparable EBITDA multiples in isolation may result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in comparable EBITDA multiples would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$73,350	$73,350	$60,750	$60,750
Total	$73,350	$73,350	$60,750	$60,750
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

4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement is two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7% annualized), or “hurdle rate,” and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeds a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.

For the three month period ended March 31, 2018, management fees were $281 and there were no incentive fees related to pre-incentive fee net investment income or realized capital gains. For the three month period ended March 31, 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through March 31, 2018, as computed in accordance with the Investment Advisory Agreement. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of March 31, 2018 and December 31, 2017, $281 and $252, respectively, were included in management fees payable in the accompanying Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, required administrative services, which include, among other things, providing assistance in accounting, tax, legal, compliance, operations, technology and investor relations, and being responsible for the financial records of the Company. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer, Chief Financial Officer, and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff in their role of performing the internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
The initial term of the Administration Agreement is two years from April 18, 2017 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three month period ended March 31, 2018, the Company incurred $100 in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Statement of Operations. As of March 31, 2018 and December 31, 2017, $39 and $22, respectively, was unpaid and included in administrative service fees payable in the accompanying Statements of Assets and Liabilities.
Sub-Administration Agreements
On June 26, 2017, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP (“CELF”) (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel. The sub-administration agreement between the Administrator and CELF was terminated effective as of February 26, 2018.
On June 22, 2017, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”).
For the three month period ended March 31, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $93, were included in other general and administrative in the accompanying Statement of Operations. As of March 31, 2018 and December 31, 2017, $166 and $73, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month period ended March 31, 2018, TCG earned no placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three month period ended March 31, 2018, the Company incurred $50 in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of March 31, 2018 and December 31, 2017, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Statements of Assets and Liabilities.
5. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. See Part II, Item 1A of this Form 10-Q for information on recent developments regarding the asset coverage requirements applicable to BDCs. As of

March 31, 2018 and December 31, 2017, asset coverage was 236.65% and 236.17%, respectively. During the three month period ended March 31, 2018, there were secured borrowings and repayments of $61,600 and $49,000 under the Subscription Facility. As of March 31, 2018 and December 31, 2017, there was $73,350 and $60,750, respectively, in secured borrowings outstanding.
Credit Facility
The Company closed on October 3, 2017 on the Subscription Facility, which was subsequently amended on March 14, 2018. The maximum principal amount of the Subscription Facility is $300,000, subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. Proceeds of the Subscription Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Subscription Facility may be increased to $750,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.75% per year. The Company also pays a fee of 0.25% on undrawn amounts under the Subscription Facility. The availability period under the Subscription Facility will terminate on the maturity date, October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent).
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
As of March 31, 2018 and December 31, 2017, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Summary of Facility
The Subscription Facility consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$300,000	$73,350	$226,650	$196,513
Total	$300,000	$73,350	$226,650	$196,513

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of March 31, 2018 and December 31, 2017, $287 and $59, respectively, of interest expense, $90 and $87, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the three month period ended March 31, 2018, the weighted average interest rate was 3.54% and average principal debt outstanding was $35,302. As of March 31, 2018 and December 31, 2017, the weighted average interest rate was 3.63% and 3.31%, respectively, based on floating LIBOR rates.

For the three month period ended March 31, 2018, the components of interest expense and credit facility fees were as follows:

Interest expense	$309
Facility unused commitment fee	90
Amortization of deferred financing costs	114
Total interest expense and credit facility fees	$513
Cash paid for interest expense	$81
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2018 and December 31, 2017:

	Subscription Facility
Payment Due by Period	March 31, 2018	December 31, 2017
Less than 1 Year	$—	$—
1-3 Years	73,350	60,750
3-5 Years	—	—
More than 5 Years	—	—
Total	$73,350	$60,750
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of March 31, 2018 and December 31, 2017 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2018	December 31, 2017
Unfunded delayed draw commitments	$31,624	$9,874
Unfunded revolving term loan commitments	4,890	2,498
Total unfunded commitments	$36,514	$12,372
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the three month period ended March 31, 2018, the Company issued 828,183 shares for $16,944. The following table summarizes capital activity during the three month period ended March 31, 2018:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	4,130,683	$41	$82,507	$(708)	$882	$82,722
Common stock issued	828,183	9	16,935	—	—	16,944
Net investment income (loss)	—	—	—	1,246	—	1,246
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	632	632
Dividends declared	—	—	—	(1,312)	—	(1,312)
Balance, end of period	4,958,866	$50	$99,442	$(774)	$1,514	$100,232
The following table summarizes total shares issued and proceeds received related to capital activity during the three month period ended March 31, 2018:

	Shares Issued	Proceeds Received
March 7, 2018	240,683	$4,941
March 28, 2018	587,500	12,003
Total	828,183	$16,944
Subscription transactions during the three month period ended March 31, 2018 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.04 per share for the three month period ended March 31, 2018.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

For the three month period ended
March 31, 2018
Net increase (decrease) in net assets resulting from operations	$1,878
Weighted-average common shares outstanding	4,223,651
Basic and diluted earnings per common share	$0.44
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three month period ended March 31, 2018:

Per Share Data:
Net asset value per share, beginning of period	$20.03
Net investment income (loss) (1)	0.30
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.14
Net increase (decrease) in net assets resulting from operations	0.44
Dividends declared (2)	(0.30)
Effect of offering price of subscriptions (3)	0.04
Net asset value per share, end of period	$20.21

Number of shares outstanding, end of period	4,958,866
Total return based on net asset value (4)	2.40%
Net assets, end of period	$100,232
Ratio to average net assets (5):
Expenses, before and after incentive fees	1.64%
Net investment income (loss)	1.37%
Interest expense and credit facility fees	0.56%
Ratios/Supplemental Data:
Asset coverage, end of period	236.65%
Portfolio turnover	3.58%
Total committed capital, end of period	$703,906
Ratio of total contributed capital to total committed capital, end of period	14.13%
Weighted-average shares outstanding	4,223,651

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the quarter-end date (refer to Note 7).

(3)	Increase (decrease) is due to the offering price of subscriptions during the period (refer to Note 7).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the three month period ended March 31, 2018 is inclusive of $0.04 per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 2.20% (refer to Note 7).

(5)	These ratios to average net assets have not been annualized.
11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of March 31, 2018 and December 31, 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2018 and December 31, 2017.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2018 and December 31, 2017, the Company has yet to file any tax returns and therefore is not yet subject to examination. The Company expects to elect a tax year-end of June 30.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for three month period ended March 31, 2018 was as follows:

Ordinary income	$1,312
Tax return of capital	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the financial statements were issued, except as disclosed below.
On May 4, 2018, the Company issued a capital call and delivered capital drawdown notices totaling $14,482. Proceeds from the capital call and the related issuance of 701,642 shares is expected on or about May 16, 2018.
Subsequent to March 31, 2018, the Company borrowed $30,300 under the Subscription Facility to fund investment acquisitions. The Company also voluntarily repaid $25,000 under the Subscription Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC II, Inc. (“we,” “us,” “our,” “BDC II” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

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

•	our future operating results;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the loss of key personnel;

•	the costs associated with being a public entity;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability to consummate acquisitions;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;

•	our ability to maintain our status as a business development company; and

•	our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of and elsewhere in this Form 10-Q.
We have based the forward-looking statements included in this Form 10-Q on information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. In describing our business, we generally use the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We seek to achieve our investment objective through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (“Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities), although we may make investments in issuers with EBITDA outside of such range.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•
our organization expenses and initial offering costs incurred prior to the filing of our election to be regulated as a BDC (the initial offering costs amortized over the 12 months beginning on the Initial Drawdown Date) in an amount of $1,500;

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of March 31, 2018, the fair value of our investments was approximately $139,249, comprised of 19 investments in 17 portfolio companies across 8 industries with 17 sponsors. As of December 31, 2017, the fair value of our investments was approximately $81,289, comprised of 10 investments in 9 portfolio companies across 6 industries with 9 sponsors.
Based on fair value as of March 31, 2018, our portfolio consisted of approximately 99.3% in secured debt (62.7% in first lien debt and 36.6% in second lien debt) and 0.7% in equity investments. Based on fair value as of March 31, 2018, all of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2017, our portfolio consisted of approximately 99.5% in secured debt (61.6% in first lien debt and 37.9% in second lien debt) and 0.5% in equity investments. Based on fair value as of December 31, 2017, all of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the three month period ended March 31, 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Investments:
Total investments, beginning of period	$80,407
New investments purchased	59,549
Net accretion of discount on investments	68
Investments sold or repaid	(2,289)
Total Investments, end of period	$137,735
Principal amount of investments funded:
First Lien Debt	$39,898
Second Lien Debt	20,379
Equity Investments	500
Total	$60,777
Principal amount of investments sold or repaid:
First Lien Debt	$(2,289)
Second Lien Debt	—
Total	$(2,289)
Number of new funded investments	9
Average amount of new funded investments	$6,617
Percentage of new funded debt investments at floating interest rates	100%
As of March 31, 2018 and December 31, 2017, investments consisted of the following:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$86,313	$87,279	$49,421	$50,045
Second Lien Debt	50,484	50,995	30,548	30,806
Equity Investments	938	975	438	438
Total	$137,735	$139,249	$80,407	$81,289

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	8.65%	8.56%	8.43%	8.33%
Second Lien Debt	10.54%	10.43%	9.98%	9.90%
First and Second Lien Debt Total	9.35%	9.25%	9.02%	8.93%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 9.02% to 9.35% from December 31, 2017 to March 31, 2018. The increase in weighted average yields was primarily due to the increase in 90-day LIBOR from 1.69% to 2.31%.

See the Schedules of Investments as of March 31, 2018 and December 31, 2017 in our financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	138.3	100.00	80.8	100.00
Internal Risk Rating 3	—	—	—	—
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—
Total	$138.3	100.00%	$80.8	100.00%

As of each of March 31, 2018 and December 31, 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0. As of March 31, 2018 and December 31, 2017, none of our investments were assigned an Internal Risk Rating of 4-6 and no investments in the portfolio were on non-accrual status. All of our first and second lien debt investments were performing and current on their interest payments as of March 31, 2018 and December 31, 2017.
RESULTS OF OPERATIONS
For the three month period ended March 31, 2018

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month period ended March 31, 2018 was as follows:

First Lien Debt	$1,769
Second Lien Debt	974
Total investment income	$2,743
The increase in investment income for the three month period ended March 31, 2018 was primarily driven by our deployment of capital and increasing invested balance. As of March 31, 2018, the size of our portfolio increased to $137,735, at amortized cost, and total principal amount of investments outstanding increased to $139,913. As of March 31, 2018, the weighted average yield of our first and second lien debt increased to 9.35% on amortized cost, primarily due to the increase in 90-day LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2018 and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three month period ended March 31, 2018 was as follows:

Total investment income	$2,743
Total expenses	1,497
Net investment income (loss)	$1,246
Expenses

For the three month period ended
March 31, 2018
Organization costs	$7
Offering costs	298
Management fees	281
Professional fees	101
Administrative service fees	100
Interest expense	309
Credit facility fees	204
Directors’ fees and expenses	50
Other general and administrative	147
Total expenses	$1,497

Interest expense and credit facility fees for the three month period ended March 31, 2018 were comprised of the following:

Interest expense	$305
Facility unused commitment fee	90
Amortization of deferred financing costs	114
Total interest expense and credit facility fees	$509
Cash paid for interest expense	$81

The increase in interest expense for the three month period ended March 31, 2018 was driven by increased drawings under the Subscription Facility related to increased deployment of capital for investments. For the three month period ended March 31, 2018, the average interest rate increased to 3.54% and average principal debt outstanding increased to $35,302.
The increase in management fees for the three month period ended March 31, 2018 were driven by our deployment of capital. For the three month period ended March 31, 2018, management fees were $281 and there were no incentive fees related to pre-incentive fee net investment income or realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees. For the three month period ended March 31, 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2018.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month period ended March 31, 2018, there were no realized gains investments. During the three month period ended March 31, 2018, we had a change in unrealized appreciation on 14 investments totaling approximately $923 which was offset by a change in unrealized depreciation on 3 investments totaling approximately $291.
Net change in unrealized appreciation (depreciation) by the type of investments for the three month period ended March 31, 2018 were as follows:

Net change in unrealized appreciation (depreciation) on investments	$632
Net change in unrealized appreciation (depreciation) on investments	$632
Net change in unrealized appreciation (depreciation) by the type of investments for the three month period ended March 31, 2018 were as follows:

First Lien Debt	$342
Second Lien Debt	253
Equity Investments	37
Total	$632
Net change in unrealized depreciation in our investments for the three month period ended March 31, 2018 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
We entered into a revolving credit facility with lenders (the “Subscription Facility”) on October 3, 2017, which was subsequently amended on March 14, 2018. The Subscription Facility provides for secured borrowings up to the lesser of $750,000 or certain of the unfunded capital commitments we have received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The maximum principal amount of the Subscription Facility is currently $300,000. The Subscription Facility provides for a three-year revolving period and has a maturity date of October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent). Borrowings under the Subscription Facility bear interest initially at LIBOR plus 1.75% per year. The Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
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
For more information on the Subscription Facility, see Note 5 to the financial statements in Part I, Item 1 of this Form 10-Q.
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
As of March 31, 2018 and December 31, 2017, the Company had $32,370 and $70,570, respectively, in cash and cash equivalents. The Subscription Facility consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$300,000	$73,350	$226,650	$196,513
Total	$300,000	$73,350	$226,650	$196,513

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of March 31, 2018 and December 31, 2017 were 4,958,866 and 4,130,683, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month period ended March 31, 2018:

Shares outstanding, beginning of period	4,130,683
Common stock issued	828,183
Shares outstanding, end of period	4,958,866
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of March 31, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility
Payment Due by Period	March 31, 2018	December 31, 2017
Less than 1 Year	$—	$—
1-3 Years	73,350	60,750
3-5 Years	—	—
More than 5 Years	—	—
Total	$73,350	$60,750

As of March 31, 2018 and December 31, 2017, $73,350 and $60,750, respectively, of secured borrowings were outstanding under the Subscription Facility. For the three month period ended March 31, 2018, we incurred $309 of interest expense and $90 of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of March 31, 2018 and December 31, 2017 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2018	December 31, 2017
Unfunded delayed draw commitments	$31,624	$9,874
Unfunded revolving term loan commitments	4,890	2,498
Total unfunded commitments	$36,514	$12,372
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through March 31, 2018:

Date Declared	Record Date	Payment Date	Per Share Amount	Annualized Dividend Yield(1)
March 12, 2018	March 12, 2018	April 17, 2018	$0.30	6.3%

(1)
Annualized dividend yield is calculated by dividend the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2017.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of March 31, 2018 and December 31, 2017.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

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

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include investments in privately-held entities, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates, indicative quotes and comparable EBITDA multiples. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or comparable EBITDA multiples in isolation may result in a significantly lower fair value measurement.
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

See Note 3 to the financial statements in Part I, Item 1 of this Form 10-Q for further information on fair value measurements.
Use of Estimates
The preparation of financial statements in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the financial statements in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Statement of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statement of Operations included in Part I, Item 1 of this Form 10-Q.
Dividend Income
Dividend income from the investment fund is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment fund and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.
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
Income Taxes
For federal income tax purposes, the Company has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Interest Rate Risk
As of March 31, 2018, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility is also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of March 31, 2018 and December 31, 2017. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2018 and December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2018 and December 31, 2017 and based on the terms of our Subscription Facility, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statements of Assets and Liabilities as of March 31, 2018 and December 31, 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2018			As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$4,169	$(2,201)	$1,968	$2,205	$(1,823)	$382
Up 200 basis points	$2,779	$(1,467)	$1,312	$1,470	$(1,215)	$255
Up 100 basis points	$1,390	$(734)	$656	$735	$(608)	$127
Down 100 basis points	$(1,268)	$734	$(534)	$(373)	$608	$235
Down 200 basis points	$(1,268)	$1,381	$113	$(373)	$950	$577
Down 300 basis points	$(1,268)	$1,381	$113	$(373)	$950	$577
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
Except for as set forth below, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018, which is accessible on the SEC’s website at sec.gov.
New Legislation allows us to incur additional leverage.
As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% or, if certain requirements, which are described below, are met, 150%.
On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a shareholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that shareholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place.
Under the existing 200% minimum asset coverage ratio, BDCs are permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, BDCs are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1. As a result, BDCs may be able to incur additional indebtedness in the future, and the risks associated with an investment in BDCs may increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 4, 2018, the Company delivered a capital drawdown notice to its investors relating to the issuance of 701,642 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate offering price of approximately $14.5 million. The shares are expected to be issued on or around May 16, 2018.

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
Item 6. Exhibits.

10.1
First Amendment, dated as of March 14, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, Bank of America, N.A. as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and MUFG Union Bank, N.A., as joint lead arrangers.*

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
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.

Dated: May 4, 2018	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)