Form 10-Q
period 2018-06-30
TCG BDC II, Inc.
filed 2018-08-08
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2018
Common stock, $0.01 par value	8,056,122

TCG BDC II, INC.

TCG BDC II, INC.
STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $294,747 and $80,407, respectively)	$299,074	$81,289
Cash and cash equivalents	18,642	70,570
Deferred financing costs	1,726	1,090
Deferred offering costs	220	717
Interest receivable from non-controlled/non-affiliated investments	1,668	421
Prepaid expenses and other assets	1,621	371
Total assets	$322,951	$154,458
LIABILITIES
Secured borrowings (Note 5)	$143,150	$60,750
Payable for investments purchased	8,780	7,463
Due to Investment Adviser	33	2,747
Interest and credit facility fees payable (Note 5)	818	146
Dividend payable (Note 7)	2,263	—
Management fees payable (Note 4)	409	252
Administrative service fees payable (Note 4)	69	22
Other accrued expenses and liabilities	612	356
Total liabilities	156,134	71,736
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,056,122 shares and 4,130,683 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	81	41
Paid-in capital in excess of par value	162,400	82,507
Accumulated net investment income (loss), net of cumulative dividends of $3,574 and $0 at June 30, 2018 and December 31, 2017, respectively	9	(708)
Accumulated net unrealized appreciation (depreciation)	4,327	882
Total net assets	$166,817	$82,722
NET ASSETS PER SHARE	$20.71	$20.03
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$4,292	$6,983
Other income	101	153
Total investment income from non-controlled/non-affiliated investments	4,393	7,136
Total investment income	4,393	7,136
Expenses:
Organization costs (Note 2)	—	7
Offering costs (Note 2)	277	575
Management fees (Note 4)	409	690
Professional fees	181	282
Administrative service fees (Note 4)	108	208
Interest expense (Note 5)	719	1,028
Credit facility fees (Note 5)	315	519
Directors’ fees and expenses	52	102
Other general and administrative	179	326
Total expenses	2,240	3,737
Net investment income (loss)	2,153	3,399
Net change in unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,813	3,445
Net change in unrealized appreciation (depreciation) on investments	2,813	3,445
Net increase (decrease) in net assets resulting from operations	$4,966	$6,844
Basic and diluted earnings per common share (Note 7)	$0.88	$1.38
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	5,665,650	4,948,656
Dividends declared per common share (Note 7)	$0.37	$0.67
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

For the six month period ended
June 30, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$3,399
Net change in unrealized appreciation (depreciation) on investments	3,445
Net increase (decrease) in net assets resulting from operations	6,844
Capital transactions:
Common stock issued	80,825
Dividends declared (Note 10)	(3,574)
Net increase (decrease) in net assets resulting from capital share transactions	77,251
Net increase (decrease) in net assets	84,095
Net assets at beginning of period	82,722
Net assets at end of period	$166,817
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

For the six month period ended
June 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,844
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	289
Amortization of deferred offering costs	575
Net accretion of discount on investments	(185)
Net change in unrealized (appreciation) depreciation on investments	(3,445)
Cost of investments purchased and change in payable for investments purchased	(217,596)
Proceeds from sales and repayments of investments and change in receivable for investments sold	4,758
Changes in operating assets:
Interest receivable	(1,247)
Prepaid expenses and other assets	(1,250)
Changes in operating liabilities:
Due to Investment Adviser	(2,714)
Interest and credit facility fees payable	672
Management fees payable	157
Administrative service fees payable	47
Other accrued expenses and liabilities	256
Net cash provided by (used in) operating activities	(212,839)
Cash flows from financing activities:
Proceeds from issuance of common stock	80,825
Borrowings on Subscription Facility	161,400
Repayments of Subscription Facility	(79,000)
Dividends paid in cash	(1,311)
Debt issuance costs paid	(925)
Offering costs paid	(78)
Net cash provided by (used in) financing activities	160,911
Net increase (decrease) in cash and cash equivalents	(51,928)
Cash and cash equivalents, beginning of period	70,570
Cash and cash equivalents, end of period	$18,642
Supplemental disclosures:
Interest paid during the period	$408
Dividends declared during the period	$3,574
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (79.91%)
Aero Operating, LLC (Dejana Industries, Inc.) (2)(3)(6)	Business Services	L + 7.25%	9.23%	1/5/2018	12/29/2022	$5,881	$5,828	$5,920	3.55%
Alpine SG, LLC (2)(3)	High Tech Industries	L + 6.00%	8.09%	2/2/2018	11/16/2022	3,405	3,380	3,411	2.05
Analogic Corporation (2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.08%	6/22/2018	6/22/2024	35,337	34,566	34,853	20.89
BeyondTrust Software, Inc. (2)(3)	Software	L + 6.25%	8.61%	11/21/2017	11/21/2023	7,960	7,854	8,015	4.80
Central Security Group, Inc. (2)(3)	Consumer Services	L + 5.63%	7.72%	4/5/2018	10/6/2021	5,984	5,956	5,984	3.59
CircusTrix Holdings, LLC (2)(3)(6)	Hotel, Gaming & Leisure	L + 5.50%	7.81%	2/2/2018	12/16/2021	9,259	9,168	9,249	5.54
Comar Holding Company, LLC (2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	7.58%	6/18/2018	6/18/2024	26,671	25,985	26,263	15.74
Dade Paper & Bag, LLC (2)(3)	Forest Products & Paper	L + 7.00%	9.09%	1/24/2018	6/9/2024	6,313	6,253	6,297	3.78
Datto, Inc. (2)(3)(6)	High Tech Industries	L + 8.00%	10.05%	12/7/2017	12/7/2022	17,667	17,420	17,962	10.77
Derm Growth Partners III, LLC (Dermatology Associates) (2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.25%	8.58%	2/15/2018	5/31/2022	11,761	11,511	11,709	7.02
Ensono, LP (2)(3)	Telecommunications	L + 5.25%	7.34%	4/30/2018	6/27/2025	8,667	8,582	8,640	5.18
GRO Sub Holdco, LLC (Grand Rapids) (2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.33%	2/28/2018	2/22/2024	6,914	6,710	6,878	4.12
Innovative Business Services, LLC (2)(3)(6)	High Tech Industries	L + 5.50%	7.82%	4/5/2018	4/5/2023	16,389	15,802	16,065	9.63
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(7)	Energy: Oil & Gas	L + 5.50%	7.86%	5/9/2018	5/11/2023	7,847	7,696	7,740	4.64
Radiology Partners, Inc. (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	8.05%	1/22/2018	12/4/2023	12,053	11,923	12,332	7.39
Smile Doctors, LLC (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	8.11%	10/6/2017	10/6/2022	14,585	14,448	14,596	8.75
SPay, Inc. (2)(3)(6)	Hotel, Gaming & Leisure	L + 5.75%	7.82%	6/15/2018	6/15/2024	18,409	17,803	18,062	10.83
Trump Card, LLC (2)(3)(6)	Transportation: Cargo	L + 5.50%	7.84%	6/26/2018	4/21/2022	7,845	7,761	7,820	4.69
Zemax Software Holdings, LLC (2)(3)(6)	Software	L + 5.75%	8.09%	6/25/2018	6/25/2024	10,274	10,043	10,143	6.08
Zenith Merger Sub, Inc. (2)(3)(6)	Business Services	L + 5.50%	7.83%	12/13/2017	12/13/2023	7,055	6,962	7,055	4.23
First Lien Debt Total							$235,651	$238,994	143.27%
Second Lien Debt (18.45%)
Access CIG, LLC (2)(6)	Business Services	L + 7.75%	9.84%	2/14/2018	2/27/2026	$2,573	$2,548	$2,579	1.54%
Argon Medical Devices Holdings, Inc. (2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	10.09%	11/2/2017	1/23/2026	7,500	7,465	7,584	4.55
Paradigm Acquisition Corp. (2)(3)	Business Services	L + 8.50%	10.97%	10/6/2017	10/12/2025	9,600	9,510	9,719	5.83
Pathway Partners Vet Management Company LLC (2)(3)(6)	Consumer Services	L + 8.00%	10.09%	10/4/2017	10/10/2025	9,668	9,513	9,480	5.68
PharmaLogic Holdings Corp. (2)(3)(6)	Healthcare & Pharmaceuticals	L + 8.00%	10.09%	6/7/2018	12/11/2023	563	560	565	0.34
Project Accelerate Parent, LLC (2)(3)	Software	L + 8.50%	10.50%	1/2/2018	1/2/2026	17,500	17,080	17,560	10.53

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Santa Cruz Holdco, Inc. (2)(3)	Non-durable Consumer Goods	L + 8.25%	10.32%	12/15/2017	12/13/2024	$7,600	$7,528	$7,695	4.61%
Second Lien Debt Total							$54,204	$55,182	33.08%

Investments—non-controlled/non-affiliated (1)	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.64%) (5) (8)
ANLG Holdings, LLC	Healthcare & Pharmaceuticals	6/22/2018	879,690	$880	$880	0.53%
GRO Sub Holdco, LLC (Grand Rapids)	Healthcare & Pharmaceuticals	3/29/2018	500,000	500	450	0.27
North Haven Goldfinch Topco, LLC	Containers, Packaging & Glass	6/18/2018	2,314,815	2,315	2,315	1.39
SiteLock Group Holdings, LLC	High Tech Industries	4/5/2018	446,428	446	446	0.26
Zenith American Holding, Inc.	Business Services	6/25/2018	438,356	438	494	0.29
Zillow Topco LP	Software	12/13/2017	312,500	313	313	0.19
Equity Investments Total				$4,892	$4,898	2.93%
Total investments—non-controlled/affiliated				$294,747	$299,074	179.28%
Total investments				$294,747	$299,074	179.28%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC II, Inc. (“we,” “us,” “our,” “BDC II” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2018, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2018. As of June 30, 2018, the reference rates for all LIBOR loans were the 30-day LIBOR at 2.09%, the 90-day LIBOR at 2.34% and the 180-day LIBOR rate at 2.5%.

(3)	Loan includes interest rate floor feature, generally 1.00%.

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

(6)	As of June 30, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Access CIG, LLC	Delayed Draw	—%	$127	$—
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00	845	5

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Analogic Corporation	Revolver	0.50%	$3,365	$(42)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(1)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(61)
Comar Holding Company, LLC	Revolver	0.50	2,676	(32)
Datto, Inc.	Revolver	0.50	360	6
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	4,415	(13)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	1,805	(5)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(17)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(3)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(56)
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	6,478	(75)
PharmaLogic Holdings Corp.	Delayed Draw	1.00	237	1
Radiology Partners Inc.	Delayed Draw	1.00	1,617	32
Radiology Partners Inc.	Revolver	0.50	280	6
Smile Doctors, LLC	Delayed Draw	1.00	1,345	1
Smile Doctors, LLC	Revolver	0.50	252	—
SPay, Inc.	Delayed Draw	1.00	10,227	(116)
SPay, Inc.	Revolver	0.50	2,046	(23)
Trump Card, LLC	Revolver	0.50	416	(1)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(14)
Zenith Merger Sub, Inc.	Revolver	0.50	473	—
Total unfunded commitments			$58,688	$(440)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

As of June 30, 2018, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$235,651	$238,994	79.91%
Second Lien Debt	54,204	55,182	18.45
Equity Investments	4,892	4,898	1.64
Total	$294,747	$299,074	100.00%
The rate type of debt investments at fair value as of June 30, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$289,855	$294,176	100.00%
Total	$289,855	$294,176	100.00%

The industry composition of investments at fair value as of June 30, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Business Services	$25,286	$25,767	8.62%
Consumer Services	15,469	15,464	5.17
Containers, Packaging & Glass	28,300	28,578	9.55
Energy: Oil & Gas	7,696	7,740	2.59
Forest Products & Paper	6,253	6,297	2.11
Healthcare & Pharmaceuticals	88,563	89,847	30.04
High Tech Industries	37,048	37,884	12.67
Hotel, Gaming & Leisure	26,971	27,311	9.13
Non-durable Consumer Goods	7,528	7,695	2.57
Software	35,290	36,031	12.05
Telecommunications	8,582	8,640	2.89
Transportation: Cargo	7,761	7,820	2.61
Total	$294,747	$299,074	100.00%
The geographical composition of investments at fair value as of June 30, 2018 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United Kingdom	$7,696	$7,740	2.59%
United States	287,051	291,334	97.41
Total	$294,747	$299,074	100.00%

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2018
(dollar amounts in thousands)
(unaudited)

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
As of June 30, 2018
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
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the three month and six month periods ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the full year.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 for further information about fair value measurements.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statements of Operations. As of June 30, 2018 and December 31, 2017 and for the periods then ended, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2018, the Company earned $101 and $153, respectively, in other income, primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2018 and December 31, 2017 and for the periods then ended, no loans in the portfolio were on non-accrual status.
Subscription Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)
Interest expense and unused commitment fees on the Subscription Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Statements of Operations.
The Subscription Facility is recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Subscription Facility. Amortization of deferred financing costs for the credit facility is computed on the straight-line basis over the term of the credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Statements of Operations.
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of June 30, 2018 and December 31, 2017, $1,500 and $1,415, respectively, of initial organization and offering costs had been incurred by the Company and $212 and $0, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of June 30, 2018 and December 31, 2017.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2018, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$238,994	$238,994
Second Lien Debt	—	—	55,182	55,182
Equity Investments	—	—	4,898	4,898
Total	$—	$—	$299,074	$299,074

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$50,045	$50,045
Second Lien Debt	—	—	30,806	30,806
Equity Investments	—	—	438	438
Total	$—	$—	$81,289	$81,289

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended June 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$87,279	$50,995	$975	$139,249
Purchases	151,698	3,712	3,954	159,364
Paydowns	(2,469)	—	—	(2,469)
Accretion of discount	108	9	—	117
Net change in unrealized appreciation (depreciation)	2,378	466	(31)	2,813
Balance, end of period	$238,994	$55,182	$4,898	$299,074
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$2,374	$466	$(31)	$2,809

	Financial Assets For the six month period ended June 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$50,045	$30,806	$438	$81,289
Purchases	190,830	23,629	4,454	218,913
Paydowns	(4,758)	—	—	(4,758)
Accretion of discount	157	28	—	185
Net change in unrealized appreciation (depreciation)	2,720	719	6	3,445
Balance, end of period	$238,994	$55,182	$4,898	$299,074
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$2,719	$719	$6	$3,444
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2018 and December 31, 2017:

	Fair Value as of June 30, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$212,038	Discounted Cash Flow	Discount Rate	6.22%	8.24%	7.22%
	26,956	Consensus Pricing	Indicative Quotes	99.69%	102.00%	100.82%
Total First Lien Debt	238,994
Investments in Second Lien Debt	52,603	Discounted Cash Flow	Discount Rate	8.88%	9.58%	9.29%
	2,579	Consensus Pricing	Indicative Quotes	100.25%	100.25%	100.25%
Total Second Lien Debt	55,182
Investments in Equity	4,898	Income Approach	Discount Rate	8.08%	11.26%	9.06%
		Market Approach	Comparable Multiple	7.24x	14.70x	10.42x
Total Equity Investments	4,898
Total Level 3 Investments	$299,074

	Fair Value as of December 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$50,045	Discounted Cash Flow	Discount Rate	6.76%	8.98%	7.75%
Total First Lien Debt	50,045
Investments in Second Lien Debt	30,806	Discounted Cash Flow	Discount Rate	9.10%	9.69%	9.39%
Total Second Lien Debt	30,806
Investments in Equity	438	Income Approach	Discount Rate	8.52%	8.52%	8.52%
		Market Approach	Comparable Multiple	7.85x	7.85x	7.85x
Total Equity Investments	438
Total Level 3 Investments	$81,289
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$143,150	$143,150	$60,750	$60,750
Total	$143,150	$143,150	$60,750	$60,750
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

For the three month and six month periods ended June 30, 2018, management fees were $409 and $690, respectively, and there were no incentive fees related to pre-incentive fee net investment income or realized capital gains. For the three month and six month periods ended June 30, 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through June 30, 2018, as computed in accordance with the Investment Advisory Agreement. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of June 30, 2018 and December 31, 2017, $409 and $252, respectively, were included in management fees payable in the accompanying Statements of Assets and Liabilities.
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
For the three month and six month periods ended June 30, 2018, the Company incurred $108 and $208, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Statements of Operations. As of June 30, 2018 and December 31, 2017, $69 and $22, respectively, was unpaid and included in administrative service fees payable in the accompanying Statements of Assets and Liabilities.
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
For the three month and six month periods ended June 30, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $113 and $206, respectively, were included in other general and administrative in the accompanying Statements of Operations. As of June 30, 2018 and December 31, 2017, $279 and $73, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month and six month periods ended June 30, 2018, TCG earned no placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three month and six month periods ended June 30, 2018, the Company incurred $52 and $102, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of

Directors and the Audit Committee. As of June 30, 2018 and December 31, 2017, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Statements of Assets and Liabilities.
5. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. See Part II, Item 1A of this Form 10-Q for information on recent developments regarding the asset coverage requirements applicable to BDCs. As of June 30, 2018 and December 31, 2017, asset coverage was 216.53% and 236.17%, respectively. During the three month and six month periods ended June 30, 2018, there were secured borrowings of $99,800 and $161,400, respectively, under the Subscription Facility and repayments of $30,000 and $79,000, respectively, under the Subscription Facility. As of June 30, 2018 and December 31, 2017, there was $143,150 and $60,750, respectively, in secured borrowings outstanding.
Credit Facility
The Company closed on October 3, 2017 on the Subscription Facility, which was subsequently amended on March 14, 2018. The maximum principal amount of the Subscription Facility is $300,000, subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. Proceeds of the Subscription Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Subscription Facility may be increased to $750,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.55% per year. The Company also pays a fee of 0.25% on undrawn amounts under the Subscription Facility. The availability period under the Subscription Facility will terminate on the maturity date, October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent).
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
As of June 30, 2018 and December 31, 2017, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Summary of Facility
The Subscription Facility consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$300,000	$143,150	$156,850	$106,483
Total	$300,000	$143,150	$156,850	$106,483

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of June 30, 2018 and December 31, 2017, $679 and $59, respectively, of interest expense and $139 and $87, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2018, the weighted average interest rates were 3.62% and 3.55%, respectively, and the average principal debt outstanding was $79,165 and $57,769, respectively. As of June 30, 2018 and December 31, 2017, the weighted average interest rates were 3.64% and 3.31%, respectively, based on floating LIBOR rates.
For the three month and six month periods ended June 30, 2018, the components of interest expense and credit facility fees were as follows:

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
Interest expense	$719	$1,028
Facility unused commitment fee	140	229
Amortization of deferred financing costs	175	289
Total interest expense and credit facility fees	$1,034	$1,546
Cash paid for interest expense	$327	$408
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2018 and December 31, 2017:

	Subscription Facility
Payment Due by Period	June 30, 2018	December 31, 2017
Less than 1 Year	$—	$—
1-3 Years	143,150	60,750
3-5 Years	—	—
More than 5 Years	—	—
Total	$143,150	$60,750
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of June 30, 2018 and December 31, 2017 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2018	December 31, 2017
Unfunded delayed draw commitments	$41,583	$9,874
Unfunded revolving term loan commitments	17,105	2,498
Total unfunded commitments	$58,688	$12,372
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the six month period ended June 30, 2018, the Company issued 3,925,439 shares for $80,825. The following table summarizes capital activity during the six month period ended June 30, 2018:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	4,130,683	$41	$82,507	$(708)	$882	$82,722
Common stock issued	3,925,439	40	80,785	—	—	80,825
Net investment income (loss)	—	—	—	3,399	—	3,399
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	3,445	3,445
Dividends declared	—	—	—	(3,574)	—	(3,574)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(892)	892	—	—
Balance, end of period	8,056,122	$81	$162,400	$9	$4,327	$166,817
The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2018:

	Shares Issued	Proceeds Received
March 7, 2018	240,800	$4,941
March 28, 2018	587,788	12,003
May 16, 2018	694,960	14,414
June 7, 2018	454,599	9,469
June 20, 2018	1,947,292	39,998
Total	3,925,439	$80,825
Subscription transactions during the six month period ended June 30, 2018 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.11 per share for the six month period ended June 30, 2018.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
Net increase (decrease) in net assets resulting from operations	$4,966	$6,844
Weighted-average common shares outstanding	5,665,650	4,948,656
Basic and diluted earnings per common share	$0.88	$1.38
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 7, 2018	July 18, 2018	$0.37

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six month period ended June 30, 2018:

Per Share Data:
Net asset value per share, beginning of period	$20.03
Net investment income (loss) (1)	0.69
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.55
Net increase (decrease) in net assets resulting from operations	1.24
Dividends declared (2)	(0.67)
Effect of offering price of subscriptions (3)	0.11
Net asset value per share, end of period	$20.71

Number of shares outstanding, end of period	8,056,122
Total return based on net asset value (4)	6.74%
Net assets, end of period	$166,817
Ratio to average net assets (5):
Expenses, before and after incentive fees	3.36%
Net investment income (loss)	3.05%
Interest expense and credit facility fees	1.39%
Ratios/Supplemental Data:
Asset coverage, end of period	216.53%
Portfolio turnover	2.91%
Total committed capital, end of period	$760,669
Ratio of total contributed capital to total committed capital, end of period	21.48%
Weighted-average shares outstanding	4,948,656

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the quarter-end date (refer to Note 7).

(3)	Increase (decrease) is due to the offering price of subscriptions during the period (refer to Note 7).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the six month period ended June 30, 2018 is inclusive of $0.11 per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 6.19% (refer to Note 7).

(5)	These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of June 30, 2018 and December 31, 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2018 and December 31, 2017.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2018 and December 31, 2017, the Company has yet to file any tax returns and therefore is not yet subject to examination. The Company expects to elect a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of June 30, 2018, permanent differences primarily due to non-deductible offering expense resulted in a net decrease in accumulated net investment loss by $892 and net decrease in additional paid-in capital in excess of par by $892 on the Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the period from September 11, 2017 (commencement of operations) to June 30, 2018 was as follows:

Ordinary income	$3,574
Tax return of capital	$—

Income Tax Information and Distributions to Stockholders
As of June 30, 2018, the components of accumulated earnings (deficit) on a tax basis were as follows:

Undistributed ordinary income	$376
Other book/tax temporary differences(1)	(367)
Net unrealized appreciation (depreciation) on investments	4,327
Total accumulated earnings (deficit)	$4,336

(1)	Consists of the unamortized portion of organization costs as of June 30, 2018.
As of June 30, 2018, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

Cost of investments	$294,747
Gross unrealized appreciation on investments	4,410
Gross unrealized depreciation on investments	(83)
Net unrealized appreciation (depreciation) on investments	$4,327
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of June 30, 2018, the Company did not have any pre- or post-enactment capital loss carryforwards.
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the financial statements were issued, except as disclosed below.
Subsequent to June 30, 2018, the Company borrowed $21,500 under the Subscription Facility to fund investment acquisitions. The Company also voluntarily repaid $24,500 under the Subscription Facility.

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2018, the fair value of our investments was approximately $299,074, comprised of 33 investments in 27 portfolio companies across 10 industries with 17 sponsors. As of December 31, 2017, the fair value of our investments was approximately $81,289, comprised of 10 investments in 9 portfolio companies across 6 industries with 9 sponsors.
Based on fair value as of June 30, 2018, our portfolio consisted of approximately 98.4% in secured debt (79.9% in first lien debt and 18.5% in second lien debt) and 1.6% in equity investments. Based on fair value as of June 30, 2018, all of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2017, our portfolio consisted of approximately 99.5% in secured debt (61.6% in first lien debt and 37.9% in second lien debt) and 0.5% in equity investments. Based on fair value as of December 31, 2017, all of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the three month period ended June 30, 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Investments:
Total investments, beginning of period	$137,735
New investments purchased	159,364
Net accretion of discount on investments	117
Investments sold or repaid	(2,469)
Total Investments, end of period	$294,747
Principal amount of investments funded:
First Lien Debt	$154,988
Second Lien Debt	3,786
Equity Investments	3,954
Total	$162,728
Principal amount of investments sold or repaid:
First Lien Debt	$(2,469)
Second Lien Debt	—
Total	$(2,469)
Number of new funded investments	14
Average amount of new funded investments	$11,383
Percentage of new funded debt investments at floating interest rates	100%
As of June 30, 2018 and December 31, 2017, investments consisted of the following:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$235,651	$238,994	$49,421	$50,045
Second Lien Debt	54,204	55,182	30,548	30,806
Equity Investments	4,892	4,898	438	438
Total	$294,747	$299,074	$80,407	$81,289

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	8.58%	8.46%	8.43%	8.33%
Second Lien Debt	10.73%	10.54%	9.98%	9.90%
First and Second Lien Debt Total	8.99%	8.85%	9.02%	8.93%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 9.02% to 8.99% from December 31, 2017 to June 30, 2018. The decrease in weighted average yields was primarily due to the increased origination of first lien debt investments from December 31, 2017 to June 30, 2018.

See the Schedules of Investments as of June 30, 2018 and December 31, 2017 in our financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	294.2	100.00	80.8	100.00
Internal Risk Rating 3	—	—	—	—
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—
Total	$294.2	100.00%	$80.8	100.00%

As of each of June 30, 2018 and December 31, 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0. As of June 30, 2018 and December 31, 2017, none of our investments were assigned an Internal Risk Rating of 4-6 and no investments in the portfolio were on non-accrual status. All of our first and second lien debt investments were performing and current on their interest payments as of June 30, 2018 and December 31, 2017.
RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2018

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and six month periods ended June 30, 2018 was as follows:

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
First Lien Debt	$2,997	$4,766
Second Lien Debt	1,396	2,370
Total investment income	$4,393	$7,136
The increase in investment income for the three month and six month periods ended June 30, 2018 was primarily driven by our deployment of capital and increasing invested balance. As of June 30, 2018, the size of our portfolio increased to $294,747, at amortized cost, and total principal amount of investments outstanding increased to $300,172. As of June 30, 2018, the weighted average yield of our first and second lien debt decreased to 8.99% on amortized cost, primarily due to the increased origination of first lien debt investments from December 31, 2017 to June 30, 2018.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2018 and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three month and six month periods ended June 30, 2018 was as follows:

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
Total investment income	$4,393	$7,136
Total expenses	2,240	3,737
Net investment income (loss)	$2,153	$3,399
Expenses

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
Organization costs	$—	$7
Offering costs	277	575
Management fees	409	690
Professional fees	181	282
Administrative service fees	108	208
Interest expense	719	1,028
Credit facility fees	315	519
Directors’ fees and expenses	52	102
Other general and administrative	179	326
Total expenses	$2,240	$3,737

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2018 were comprised of the following:

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
Interest expense	$719	$1,028
Facility unused commitment fee	140	230
Amortization of deferred financing costs	175	289
Total interest expense and credit facility fees	$1,034	$1,547
Cash paid for interest expense	$327	$408
The increase in interest expense for the three month and six month periods ended June 30, 2018 was driven by increased drawings under the Subscription Facility related to increased deployment of capital for investments. For the three month and six month periods ended June 30, 2018, the average interest rate increased to 3.62% and 3.55%, respectively, and average principal debt outstanding increased to $79,165 and $57,769, respectively.
The increase in management fees for the three month and six month periods ended June 30, 2018 were driven by our deployment of capital. For the three month and six month periods ended June 30, 2018, management fees were $409 and $690, respectively, and there were no incentive fees related to pre-incentive fee net investment income or realized capital gains. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees. For the three month and six month periods ended June 30, 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2018.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and six month periods ended June 30, 2018, there were no realized gains on investments. During the three month and six month periods ended June 30, 2018, we had a change in unrealized appreciation on 23 and 26 investments, respectively, totaling approximately $2,947 and $3,607, respectively, which was offset by a change in unrealized depreciation on 4 and 1 investments, respectively, totaling approximately $134 and $162, respectively.
Net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2018 were as follows:

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
Net change in unrealized appreciation (depreciation) on investments	$2,813	$3,445
Net change in unrealized appreciation (depreciation) on investments	$2,813	$3,445
Net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2018 were as follows:

	For the three month period ended	For the six month period ended
	June 30, 2018	June 30, 2018
First Lien Debt	$2,378	$2,720
Second Lien Debt	466	719
Equity Investments	(31)	6
Total	$2,813	$3,445
Net change in unrealized depreciation in our investments for the three month and six month periods ended June 30, 2018 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
We entered into a revolving credit facility with lenders (the “Subscription Facility”) on October 3, 2017, which was subsequently amended on March 14, 2018. The Subscription Facility provides for secured borrowings up to the lesser of $750,000 or certain of the unfunded capital commitments we have received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The maximum principal amount of the Subscription Facility is currently $300,000. The Subscription Facility provides for a three-year revolving period and has a maturity date of October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent). Borrowings under the Subscription Facility bear interest initially at LIBOR plus 1.55% per year. The Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
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
As of June 30, 2018 and December 31, 2017, the Company had $18,642 and $70,570, respectively, in cash and cash equivalents. The Subscription Facility consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$300,000	$143,150	$156,850	$106,483
Total	$300,000	$143,150	$156,850	$106,483

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued as of June 30, 2018 and December 31, 2017 were 8,056,122 and 4,130,683, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six month period ended June 30, 2018:

Shares outstanding, beginning of period	4,130,683
Common stock issued	3,925,439
Shares outstanding, end of period	8,056,122
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility
Payment Due by Period	June 30, 2018	December 31, 2017
Less than 1 Year	$—	$—
1-3 Years	143,150	60,750
3-5 Years	—	—
More than 5 Years	—	—
Total	$143,150	$60,750
As of June 30, 2018 and December 31, 2017, $143,150 and $60,750, respectively, of secured borrowings were outstanding under the Subscription Facility. For the three month and six month periods ended June 30, 2018, we incurred $719 and $1,028, respectively, of interest expense and $140 and $229, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of June 30, 2018 and December 31, 2017 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	June 30, 2018	December 31, 2017
Unfunded delayed draw commitments	$41,583	$9,874
Unfunded revolving term loan commitments	17,105	2,498
Total unfunded commitments	$58,688	$12,372
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through June 30, 2018:

Date Declared	Record Date	Payment Date	Per Share Amount	Annualized Dividend Yield(1)
March 12, 2018	March 12, 2018	April 17, 2018	$0.30	6.3%
June 6, 2018	June 7, 2018	July 18, 2018	$0.37	7.9%

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of June 30, 2018 and December 31, 2017.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statements of Operations included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
As of June 30, 2018, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility is also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of June 30, 2018 and December 31, 2017. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2018 and December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2018 and December 31, 2017 and based on the terms of our Subscription Facility, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statements of Assets and Liabilities as of June 30, 2018 and December 31, 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of June 30, 2018			As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$8,592	$(4,295)	$4,297	$2,205	$(1,823)	$382
Up 200 basis points	$5,728	$(2,863)	$2,865	$1,470	$(1,215)	$255
Up 100 basis points	$2,864	$(1,432)	$1,432	$735	$(608)	$127
Down 100 basis points	$(2,863)	$1,432	$(1,431)	$(373)	$608	$235
Down 200 basis points	$(3,517)	$2,869	$(648)	$(373)	$950	$577
Down 300 basis points	$(3,520)	$2,992	$(528)	$(373)	$950	$577
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable.
Item 6. Exhibits.

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

TCG BDC II, INC.

Dated: August 8, 2018	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)