Form 10-Q
period 2018-09-30
TCG BDC II, Inc.
filed 2018-11-07
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2018
Common stock, $0.01 par value	11,857,583

TCG BDC II, INC.

TCG BDC II, INC.
STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $392,587 and $80,407, respectively)	$396,790	$81,289
Cash and cash equivalents	24,812	70,570
Deferred financing costs	1,549	1,090
Deferred offering costs	—	717
Interest receivable from non-controlled/non-affiliated investments	1,867	421
Prepaid expenses and other assets	857	371
Total assets	$425,875	$154,458
LIABILITIES
Secured borrowings (Note 5)	$172,500	$60,750
Payable for investments purchased	—	7,463
Due to Investment Adviser	57	2,747
Interest and credit facility fees payable (Note 5)	875	146
Dividend payable (Note 7)	4,260	—
Management and incentive fees payable (Note 4)	1,345	252
Accrued capital gains incentive fees (Note 4)	630	—
Administrative service fees payable (Note 4)	96	22
Other accrued expenses and liabilities	836	356
Total liabilities	180,599	71,736
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 11,857,583 shares and 4,130,683 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	119	41
Paid-in capital in excess of par value	241,843	82,507
Total distributable earnings (loss)	3,314	174
Total net assets	$245,276	$82,722
NET ASSETS PER SHARE	$20.69	$20.03
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month period ended September 30, 2018	For the nine month period ended September 30, 2018	For the period from September 11, 2017 (commencement of operations) to September 30, 2017
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,223	$14,206	$—
Other income	503	656	—
Total investment income from non-controlled/non-affiliated investments	7,726	14,862	—
Total investment income	7,726	14,862	—
Expenses:
Organization costs (Note 2)	—	7	330
Offering costs (Note 2)	220	795	36
Management fees (Note 4)	640	1,330	—
Net investment income incentive fees (Note 4)	705	705	—
Capital gains incentive fees (Note 4)	630	630	—
Professional fees	180	462	—
Administrative service fees (Note 4)	149	357	—
Interest expense (Note 5)	1,312	2,340	—
Credit facility fees (Note 5)	279	798	—
Directors’ fees and expenses	48	150	—
Other general and administrative	201	527	27
Total expenses	4,364	8,101	393
Net investment income (loss)	3,362	6,761	(393)
Net change in unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(124)	3,321	—
Net change in unrealized appreciation (depreciation) on investments	(124)	3,321	—
Net increase (decrease) in net assets resulting from operations	$3,238	$10,082	$(393)
Basic and diluted earnings per common share (Note 7)	$0.36	$1.60	$(178.42)
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	8,926,599	6,290,222	2,206
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month period ended September 30, 2018	For the period from September 11, 2017 (commencement of operations) to September 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,761	$(393)
Net change in unrealized appreciation (depreciation) on investments	3,321	—
Net increase (decrease) in net assets resulting from operations	10,082	(393)
Capital transactions:
Common stock issued	160,306	860
Dividends declared (Note 10)	(7,834)	—
Net increase (decrease) in net assets resulting from capital share transactions	152,472	860
Net increase (decrease) in net assets	162,554	467
Net assets at beginning of period	82,722	—
Net assets at end of period	$245,276	$467
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENT OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month period ended September 30, 2018	For the period from September 11, 2017 (commencement of operations) to September 30, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,082	$(393)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	466	—
Amortization of deferred offering costs	795	36
Net accretion of discount on investments	(550)	—
Net change in unrealized (appreciation) depreciation on investments	(3,321)	—
Cost of investments purchased and change in payable for investments purchased	(337,758)	—
Proceeds from sales and repayments of investments and change in receivable for investments sold	18,665	—
Changes in operating assets:
Interest receivable	(1,446)	—
Prepaid expenses and other assets	(486)	(31)
Changes in operating liabilities:
Due to Investment Adviser	(2,690)	348
Interest and credit facility fees payable	729	—
Management and incentive fees payable	1,093	—
Accrued capital gains incentive fees	630	—
Other accrued expenses and liabilities	554	40
Net cash provided by (used in) operating activities	(313,237)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	160,306	860
Borrowings on Subscription Facility	283,750	—
Repayments of Subscription Facility	(172,000)	—
Dividends paid in cash	(3,574)	—
Debt issuance costs paid	(925)	—
Offering costs paid	(78)	—
Net cash provided by (used in) financing activities	267,479	860
Net increase (decrease) in cash and cash equivalents	(45,758)	860
Cash and cash equivalents, beginning of period	70,570	—
Cash and cash equivalents, end of period	$24,812	$860
Supplemental disclosures:
Debt issuance costs payable	$—	$125
Offering costs due	$—	$663
Interest paid during the period	$1,626	$—
Dividends declared during the period	$7,834	$—
The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (81.85%)
Aero Operating, LLC (Dejana Industries, Inc.) (2)(3)(6)	Business Services	L + 7.25%	9.35%	1/5/2018	12/29/2022	$5,844	$5,795	$5,846	2.38%
Alpine SG, LLC (2)(3)	High Tech Industries	L + 6.00%	8.34%	2/2/2018	11/16/2022	6,245	6,194	6,219	2.54
Analogic Corporation (2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.21%	6/22/2018	6/22/2024	35,337	34,597	34,954	14.25
Avenu Holdings, LLC (2)(3)	Sovereign & Public Finance	L + 5.25%	7.49%	9/28/2018	9/28/2024	39,154	38,474	38,716	15.79
BeyondTrust Software, Inc. (2)(3)	Software	L + 6.25%	8.60%	11/21/2017	11/21/2023	7,940	7,838	8,019	3.27
Central Security Group, Inc. (2)(3)	Consumer Services	L + 5.63%	7.87%	4/5/2018	10/6/2021	5,969	5,943	5,938	2.42
Chemical Computing Group ULC (Canada) (2)(3)(6)(7)	Software	L + 5.50%	7.74%	8/30/2018	8/30/2023	15,794	15,552	15,641	6.38
CircusTrix Holdings, LLC (2)(3)(6)	Hotel, Gaming & Leisure	L + 5.50%	7.74%	2/2/2018	12/16/2021	9,235	9,152	9,174	3.74
Comar Holding Company, LLC (2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	7.41%	6/18/2018	6/18/2024	27,152	26,490	26,839	10.94
Dade Paper & Bag, LLC (2)(3)	Forest Products & Paper	L + 7.00%	9.24%	1/24/2018	6/9/2024	6,297	6,240	6,242	2.55
Datto, Inc. (2)(3)(6)	High Tech Industries	L + 8.00%	10.15%	12/7/2017	12/7/2022	17,667	17,431	17,999	7.34
Derm Growth Partners III, LLC (Dermatology Associates) (2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.39%	2/15/2018	5/31/2022	12,684	12,449	12,634	5.15
Ensono, LP (2)(3)	Telecommunications	L + 5.25%	7.49%	4/30/2018	6/27/2025	8,645	8,561	8,732	3.56
GRO Sub Holdco, LLC (Grand Rapids) (2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.39%	2/28/2018	2/22/2024	7,416	7,233	7,032	2.87
iCIMS, Inc. (2)(3)(6)	Software	L + 6.50%	8.64%	9/12/2018	9/12/2024	20,025	19,602	19,806	8.07
Innovative Business Services, LLC (2)(3)(6)	High Tech Industries	L + 5.50%	7.84%	4/5/2018	4/5/2023	16,348	15,783	15,986	6.52
National Carwash Solutions, Inc. (2)(3)(6)	Automotive	L + 6.00%	8.12%	8/7/2018	4/28/2023	5,917	5,725	5,789	2.36
NES Global Talent Finance US LLC (United Kingdom) (2)(3)(7)	Energy: Oil & Gas	L + 5.50%	7.84%	5/9/2018	5/11/2023	7,827	7,680	7,732	3.15
PSI Services LLC (2)(3)	Business Services	L + 5.00%	7.24%	9/19/2018	1/20/2023	4,546	4,484	4,511	1.84
Smile Doctors, LLC (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	8.26%	10/6/2017	10/6/2022	15,573	15,389	15,550	6.34
SPay, Inc. (2)(3)(6)	Hotel, Gaming & Leisure	L + 5.75%	7.91%	6/15/2018	6/15/2024	19,909	19,321	19,541	7.97
Trump Card, LLC (2)(3)(6)	Transportation: Cargo	L + 5.50%	7.89%	6/26/2018	4/21/2022	7,605	7,536	7,561	3.08
Westfall Technik, Inc. (2)(3)(6)	Chemicals, Plastics & Rubber	L + 5.00%	7.33%	9/13/2018	9/13/2024	7,543	7,163	7,168	2.92
Zemax Software Holdings, LLC (2)(3)(6)	Software	L + 5.75%	7.99%	6/25/2018	6/25/2024	10,274	10,068	10,214	4.16
Zenith Merger Sub, Inc. (2)(3)(6)	Business Services	L + 5.50%	7.89%	12/13/2017	12/13/2023	6,907	6,817	6,902	2.81
First Lien Debt Total							$321,517	$324,745	132.40%
Second Lien Debt (16.87%)
Access CIG, LLC (2)(6)	Business Services	L + 7.75%	9.99%	2/14/2018	2/27/2026	$2,573	$2,548	$2,564	1.05%

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Argon Medical Devices Holdings, Inc. (2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	10.24%	11/2/2017	1/23/2026	$7,500	$7,466	$7,547	3.08%
Paradigm Acquisition Corp. (2)(3)	Business Services	L + 8.50%	10.97%	10/6/2017	10/12/2025	9,600	9,512	9,696	3.95
Pathway Partners Vet Management Company LLC (2)(3)(6)	Consumer Services	L + 8.00%	10.24%	10/4/2017	10/10/2025	13,284	13,133	13,036	5.31
PharmaLogic Holdings Corp. (2)(3)(6)	Healthcare & Pharmaceuticals	L + 8.00%	10.24%	6/7/2018	12/11/2023	563	560	563	0.23
Project Accelerate Parent, LLC (2)(3)	Software	L + 8.50%	10.62%	1/2/2018	1/2/2026	17,500	17,089	17,610	7.18
Santa Cruz Holdco, Inc. (2)(3)	Non-durable Consumer Goods	L + 8.25%	10.59%	12/15/2017	12/13/2024	7,600	7,529	7,710	3.14
Ultimate Baked Goods MIDCO, LLC (Rise Baking) (2)(3)	Beverage, Food & Tobacco	L + 8.00%	10.13%	8/9/2018	8/9/2026	8,333	8,169	8,209	3.35
Second Lien Debt Total							$66,006	$66,935	27.29%

Investments—non-controlled/non-affiliated (1)	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.28%) (5) (8)
ANLG Holdings, LLC	Healthcare & Pharmaceuticals	6/22/2018	879,690	$880	$880	0.35%
Avenu Holdings, LLC	Sovereign & Public Finance	9/28/2018	172,412	172	172	0.07
GRO Sub Holdco, LLC (Grand Rapids)	Healthcare & Pharmaceuticals	3/29/2018	500,000	500	369	0.15
North Haven Goldfinch Topco, LLC	Containers, Packaging & Glass	6/18/2018	2,314,815	2,315	2,378	0.97
SiteLock Group Holdings, LLC	High Tech Industries	4/5/2018	446,428	446	446	0.18
Zenith American Holding, Inc.	Business Services	6/25/2018	438,356	438	552	0.23
Zillow Topco LP	Software	12/13/2017	312,500	313	313	0.13
Equity Investments Total				$5,064	$5,110	2.08%
Total investments—non-controlled/affiliated				$392,587	$396,790	161.77%
Total investments				$392,587	$396,790	161.77%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC II, Inc. (“we,” “us,” “our,” “BDC II” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2018, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2018. As of September 30, 2018, the reference rates for all LIBOR loans were the 30-day LIBOR at 2.26%, the 90-day LIBOR at 2.40% and the 180-day LIBOR rate at 2.60%.

(3)	Loan includes interest rate floor feature, generally 1.00%.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

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

(6)	As of September 30, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Access CIG, LLC	Delayed Draw	0.10%	$127	$—
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00	845	—
Analogic Corporation	Revolver	0.50	3,365	(33)
Chemical Computing Group ULC	Revolver	0.50	903	(8)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(7)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(47)
Comar Holding Company, LLC	Revolver	0.50	2,129	(19)
Datto, Inc.	Revolver	0.50	360	7
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	4,415	(12)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	853	(2)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(179)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	562	(15)
iCIMS, Inc.	Revolver	0.50	1,252	(13)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(63)
Innovative Business Services, LLC	Revolver	0.50	2,232	(36)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,817	(48)
National Carwash Solutions, Inc.	Revolver	0.50	572	(7)
Pathway Partners Vet Management Company LLC	Delayed Draw	1.00	2,861	(44)
PharmaLogic Holdings Corp.	Delayed Draw	1.00	237	—
Smile Doctors, LLC	Delayed Draw	1.00	8,020	(7)
Smile Doctors, LLC	Revolver	0.50	1,047	(1)
SPay, Inc.	Delayed Draw	1.00	10,227	(123)
SPay, Inc.	Revolver	0.50	545	(7)
Trump Card, LLC	Revolver	0.50	635	(3)
Westfall Technik, Inc.	Delayed Draw	1.00	17,241	(231)
Westfall Technik, Inc.	Revolver	0.50	3,233	(43)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith Merger Sub, Inc.	Revolver	0.50	604	—
Total unfunded commitments			$84,503	$(948)

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

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

As of September 30, 2018, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$321,517	$324,745	81.85%
Second Lien Debt	66,006	66,935	16.87
Equity Investments	5,064	5,110	1.28
Total	$392,587	$396,790	100.00%
The rate type of debt investments at fair value as of September 30, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$387,523	$391,680	100.00%
Total	$387,523	$391,680	100.00%

The industry composition of investments at fair value as of September 30, 2018 was as follows:

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2018
(dollar amounts in thousands)
(unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Automotive	$5,725	$5,789	1.46%
Beverage, Food & Tobacco	8,169	8,209	2.07
Business Services	29,594	30,071	7.58
Chemicals, Plastics & Rubber	7,163	7,168	1.81
Consumer Services	19,076	18,974	4.78
Containers, Packaging & Glass	28,805	29,217	7.36
Energy: Oil & Gas	7,680	7,732	1.95
Forest Products & Paper	6,240	6,242	1.57
Healthcare & Pharmaceuticals	79,074	79,529	20.04
High Tech Industries	39,854	40,650	10.24
Hotel, Gaming & Leisure	28,473	28,715	7.24
Non-durable Consumer Goods	7,529	7,710	1.94
Software	70,462	71,603	18.05
Sovereign & Public Finance	38,646	38,888	9.80
Telecommunications	8,561	8,732	2.20
Transportation: Cargo	7,536	7,561	1.91
Total	$392,587	$396,790	100.00%
The geographical composition of investments at fair value as of September 30, 2018 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$15,552	$15,641	3.94%
United Kingdom	7,680	7,732	1.95
United States	369,355	373,417	94.11
Total	$392,587	$396,790	100.00%
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
As of September 30, 2018
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
The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the three month and nine month periods ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statements of Operations. As of September 30, 2018 and December 31, 2017 and for the periods then ended, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2018, the Company earned $503 and $656, respectively, in other income, primarily from unused fees. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there was no other income.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018 and December 31, 2017 and for the periods then ended, no loans in the portfolio were on non-accrual status.
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
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of September 30, 2018 and December 31, 2017, $1,500 and $1,415, respectively, of initial organization and offering costs had been incurred by the Company and $356 and $0, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
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

In August 2018, the Securities and Exchange Commission adopted amendments to certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment in its Disclosure Update and Simplification release (the “DUS Release”). In part, the DUS Release requires an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the DUS Release was for all filings on or after November 5, 2018. Management has adopted the DUS Release on November 5, 2018, except as noted below, which did not have a material impact on the Company’s financial statements.
In September 2018, related to the DUS Release, the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company expects to adopt the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings starting with the quarter that begins on January 1, 2019 and is not expected to have a material impact on the Company’s financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of September 30, 2018 and December 31, 2017.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2018 and for the period from September 11, 2017 (Commencement of operations) to September 30, 2017 there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$324,745	$324,745
Second Lien Debt	—	—	66,935	66,935
Equity Investments	—	—	5,110	5,110
Total	$—	$—	$396,790	$396,790

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$50,045	$50,045
Second Lien Debt	—	—	30,806	30,806
Equity Investments	—	—	438	438
Total	$—	$—	$81,289	$81,289

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended September 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$238,994	$55,182	$4,898	$299,074
Purchases	99,428	11,782	172	111,382
Paydowns	(13,907)	—	—	(13,907)
Accretion of discount	346	19	—	365
Net change in unrealized appreciation (depreciation)	(116)	(48)	40	(124)
Balance, end of period	$324,745	$66,935	$5,110	$396,790
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$285	$(48)	$40	$277

	Financial Assets For the nine month period ended September 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$50,045	$30,806	$438	$81,289
Purchases	290,258	35,411	4,626	330,295
Paydowns	(18,665)	—	—	(18,665)
Accretion of discount	503	47	—	550
Net change in unrealized appreciation (depreciation)	2,604	671	46	3,321
Balance, end of period	$324,745	$66,935	$5,110	$396,790
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$2,652	$671	$46	$3,369
For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there was no investment activity.

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2018 and December 31, 2017:

	Fair Value as of September 30, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$307,994	Discounted Cash Flow	Discount Rate	6.21%	8.52%	7.20%
	16,751	Consensus Pricing	Indicative Quotes	101.00%	101.00%	101.00%
Total First Lien Debt	324,745
Investments in Second Lien Debt	49,692	Discounted Cash Flow	Discount Rate	7.98%	9.55%	9.19%
	17,243	Consensus Pricing	Indicative Quotes	100.63%	101.00%	100.84%
Total Second Lien Debt	66,935
Investments in Equity	5,110	Income Approach	Discount Rate	8.08%	11.03%	8.87%
		Market Approach	Comparable Multiple	7.31x	14.70x	9.69x
Total Equity Investments	5,110
Total Level 3 Investments	$396,790

	Fair Value as of December 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$50,045	Discounted Cash Flow	Discount Rate	6.76%	8.98%	7.75%
Total First Lien Debt	50,045
Investments in Second Lien Debt	30,806	Discounted Cash Flow	Discount Rate	9.10%	9.69%	9.39%
Total Second Lien Debt	30,806
Investments in Equity	438	Income Approach	Discount Rate	8.52%	8.52%	8.52%
		Market Approach	Comparable Multiple	7.85x	7.85x	7.85x
Total Equity Investments	438
Total Level 3 Investments	$81,289

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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$172,500	$172,500	$60,750	$60,750
Total	$172,500	$172,500	$60,750	$60,750
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

For the three month and nine month periods ended September 30, 2018, management fees were $640 and $1,330, respectively, incentive fees related to pre-incentive fee net investment income were $705, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month and nine month periods ended September 30, 2018, accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through September 30, 2018 were $630. The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there were no management fees, incentive fees related to pre-incentive fee net investment income or realized capital gains, or accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). No incentive fees on capital gains have been paid.
As of September 30, 2018 and December 31, 2017, $1,345 and $252, respectively, were included in management and incentive fees payable and $630 and $0, respectively, were included in accrued capital gains incentive fees in the accompanying Statements of Assets and Liabilities.
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
For the three month and nine month periods ended September 30, 2018, the Company incurred $149 and $357, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Statements of Operations. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there were no fees incurred under the Administrative Agreement. As of September 30, 2018 and December 31, 2017, $96 and $22, respectively, was unpaid and included in administrative service fees payable in the accompanying Statements of Assets and Liabilities.
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
For the three month and nine month periods ended September 30, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $124 and $330, respectively, were included in other general and administrative in the accompanying Statements of Operations. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there were no fees incurred in connection with the State Street Sub-Administration Agreement. As of September 30, 2018 and December 31, 2017, $403 and $73, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month and nine month periods ended September 30, 2018 and the period from September 11, 2017 (commencement of operations) to September 30, 2017, TCG earned no placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2018, the Company incurred $48 and $150, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there were no fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of September 30, 2018 and December 31, 2017, there were no unpaid Directors’ fees and expenses.
5. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. See Part II, Item 1A of this Form 10-Q for information on recent developments regarding the asset coverage requirements applicable to BDCs. As of September 30, 2018 and December 31, 2017, asset coverage was 242.19% and 236.17%, respectively. During the three month and nine month periods ended September 30, 2018, there were secured borrowings of $122,350 and $283,750, respectively, under the Subscription Facility and repayments of $93,000 and $172,000, respectively, under the Subscription Facility. As of September 30, 2018 and December 31, 2017, there was $172,500 and $60,750, respectively, in secured borrowings outstanding.
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
As of September 30, 2018 and December 31, 2017, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Summary of Facility
The Subscription Facility consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$300,000	$172,500	$127,500	$127,500
Total	$300,000	$172,500	$127,500	$127,500

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of September 30, 2018 and December 31, 2017, $773 and $59, respectively, of interest expense and $102 and $87, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2018, the weighted average interest rates were 3.66% and 3.61%, respectively, and the average principal debt outstanding was $140,180 and $85,541, respectively. As of September 30, 2018 and December 31, 2017, the weighted average interest rates were 3.81% and 3.31%, respectively, based on floating LIBOR rates.
For the three month and nine month periods ended September 30, 2018, the components of interest expense and credit facility fees were as follows:

	For the three month period ended	For the nine month period ended
	September 30, 2018	September 30, 2018
Interest expense	$1,312	$2,340
Facility unused commitment fee	102	332
Amortization of deferred financing costs	177	466
Total interest expense and credit facility fees	$1,591	$3,138
Cash paid for interest expense	$1,218	$1,626
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2018 and December 31, 2017:

	Subscription Facility
Payment Due by Period	September 30, 2018	December 31, 2017
Less than 1 Year	$—	$—
1-3 Years	172,500	60,750
3-5 Years	—	—
More than 5 Years	—	—
Total	$172,500	$60,750
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of September 30, 2018 and December 31, 2017 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2018	December 31, 2017
Unfunded delayed draw commitments	$64,082	$9,874
Unfunded revolving term loan commitments	20,421	2,498
Total unfunded commitments	$84,503	$12,372
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the nine month period ended September 30, 2018, the Company issued 7,726,900 shares for $160,306. The following table summarizes capital activity during the nine month period ended September 30, 2018:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	4,130,683	$41	$82,507	$(708)	$882	$82,722
Common stock issued	7,726,900	78	160,228	—	—	160,306
Net investment income (loss)	—	—	—	6,761	—	6,761
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	3,321	3,321
Dividends declared	—	—	—	(7,834)	—	(7,834)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(892)	892	—	—
Balance, end of period	11,857,583	$119	$241,843	$(889)	$4,203	$245,276
The following table summarizes total shares issued and proceeds received related to capital activity during the nine month period ended September 30, 2018:

	Shares Issued	Proceeds Received
March 7, 2018	240,800	$4,941
March 28, 2018	587,788	12,003
May 16, 2018	694,960	14,414
June 7, 2018	454,599	9,469
June 20, 2018	1,947,292	39,998
August 22, 2018	1,207,628	25,307
September 13, 2018	1,387,273	29,174
September 26, 2018	1,206,560	25,000
Total	7,726,900	$160,306
Subscription transactions during the nine month period ended September 30, 2018 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.13 per share for the nine month period ended September 30, 2018.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month period ended	For the nine month period ended
	September 30, 2018	September 30, 2018
Net increase (decrease) in net assets resulting from operations	$3,238	$10,082
Weighted-average common shares outstanding	8,926,599	6,290,222
Basic and diluted earnings per common share	$0.36	$1.60
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 7, 2018	July 18, 2018	$0.37
September 12, 2018	September 13, 2018	October 18, 2018	$0.40

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine month period ended September 30, 2018:

Per Share Data:
Net asset value per share, beginning of period	$20.03
Net investment income (loss) (1)	1.07
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.53
Net increase (decrease) in net assets resulting from operations	1.60
Dividends declared (2)	(1.07)
Effect of offering price of subscriptions (3)	0.13
Net asset value per share, end of period	$20.69

Number of shares outstanding, end of period	11,857,583
Total return based on net asset value (4)	8.64%
Net assets, end of period	$245,276
Ratio to average net assets (5):
Expenses, before incentive fees	4.66%
Expenses, after incentive fees	5.58%
Net investment income (loss)	4.66%
Interest expense and credit facility fees	2.16%
Ratios/Supplemental Data:
Asset coverage, end of period	242.19%
Portfolio turnover	8.67%
Total committed capital, end of period	$938,329
Ratio of total contributed capital to total committed capital, end of period	25.88%
Weighted-average shares outstanding	6,290,222

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the quarter-end date (refer to Note 7).

(3)	Increase (decrease) is due to the offering price of subscriptions during the period (refer to Note 7).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the nine month period ended September 30, 2018 is inclusive of $0.13 per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 7.99% (refer to Note 7).

(5)	These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of September 30, 2018 and December 31, 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2018 and December 31, 2017.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2018 and December 31, 2017, the Company has yet to file any tax returns and therefore is not yet subject to examination. The Company expects to elect a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
The tax character of the distributions paid for the periods from September 11, 2017 (commencement of operations) to June 30, 2018 and from July 1, 2018 to September 30, 2018 was as follows:

	For the period from September 11, 2017 (commencement of operations) to June 30, 2018	For the period from July 1, 2018 to September 30, 2018
Ordinary income	$3,574	$4,260
Tax return of capital	$—	$—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the financial statements were issued, except as disclosed below.
Subsequent to September 30, 2018, the Company borrowed $16,100 under the Subscription Facility to fund investment acquisitions.

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
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. In describing our business, we generally use the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We seek to achieve our investment objective through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (“Middle Market Senior Loans”), with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities), although we may make investments in issuers with EBITDA outside of such range.
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
PORTFOLIO AND INVESTMENT ACTIVITY
As of September 30, 2018, the fair value of our investments was approximately $396,790, comprised of 40 investments in 33 portfolio companies across 16 industries with 26 sponsors. As of December 31, 2017, the fair value of our investments was approximately $81,289, comprised of 10 investments in 9 portfolio companies across 6 industries with 9 sponsors.
Based on fair value as of September 30, 2018, our portfolio consisted of approximately 98.7% in secured debt (81.9% in first lien debt and 16.9% in second lien debt) and 1.3% in equity investments. Based on fair value as of September 30, 2018, all of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2017, our portfolio consisted of approximately 99.5% in secured debt (61.6% in first lien debt and 37.9% in second lien debt) and 0.5% in equity investments. Based on fair value as of December 31, 2017, all of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the three month period ended September 30, 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Investments:
Total investments, beginning of period	$294,747
New investments purchased	111,382
Net accretion of discount on investments	365
Investments sold or repaid	(13,907)
Total Investments, end of period	$392,587
Principal amount of investments funded:
First Lien Debt	$101,485
Second Lien Debt	11,949
Equity Investments	172
Total	$113,606
Principal amount of investments sold or repaid:
First Lien Debt	$(13,908)
Second Lien Debt	—
Total	$(13,908)
Number of new funded investments	8
Average amount of new funded investments	$13,923
Percentage of new funded debt investments at floating interest rates	100%
For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there was no investment activity.
As of September 30, 2018 and December 31, 2017, investments consisted of the following:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$321,517	$324,745	$49,421	$50,045
Second Lien Debt	66,006	66,935	30,548	30,806
Equity Investments	5,064	5,110	438	438
Total	$392,587	$396,790	$80,407	$81,289

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	8.57%	8.48%	8.43%	8.33%
Second Lien Debt	10.77%	10.63%	9.98%	9.90%
First and Second Lien Debt Total	8.94%	8.85%	9.02%	8.93%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2018 and December 31, 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 9.02% to 8.94% from December 31, 2017 to September 30, 2018. The decrease in weighted average yields was primarily due to the increased origination of first lien debt investments from December 31, 2017 to September 30, 2018.
See the Schedules of Investments as of September 30, 2018 and December 31, 2017 in our financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	384.7	98.21	80.8	100.00
Internal Risk Rating 3	7.0	1.79	—	—
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—
Total	$391.7	100.00%	$80.8	100.00%

As of each of September 30, 2018 and December 31, 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0. As of September 30, 2018 and December 31, 2017, none of our investments were assigned an

Internal Risk Rating of 4-6 and no investments in the portfolio were on non-accrual status. All of our first and second lien debt investments were performing and current on their interest payments as of September 30, 2018 and December 31, 2017.
RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2018 and for the period from September 11, 2017 (commencement of operations) to September 30, 2017
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and nine month periods ended September 30, 2018 was as follows:

	For the three month period ended	For the nine month period ended
	September 30, 2018	September 30, 2018
First Lien Debt	$5,991	$10,757
Second Lien Debt	1,735	4,105
Total investment income	$7,726	$14,862
For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there was no investment activity.
The increase in investment income for the three month and nine month periods ended September 30, 2018 was primarily driven by our deployment of capital and increasing invested balance. As of September 30, 2018, the size of our portfolio increased to $392,587, at amortized cost, and total principal amount of investments outstanding increased to $399,870. As of September 30, 2018, the weighted average yield of our first and second lien debt was 8.94% on amortized cost.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2018 and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three month and nine month periods ended September 30, 2018 and for the period from September 11, 2017 (commencement of operations) to September 30, 2017 was as follows:

	For the three month period ended	For the nine month period ended	For the period from September 11, 2017 (commencement of operations) to
	September 30, 2018	September 30, 2018	September 30, 2017
Total investment income	$7,726	$14,862	$—
Total expenses	4,364	8,101	393
Net investment income (loss)	$3,362	$6,761	$(393)
Expenses

	For the three month period ended	For the nine month period ended	For the period from September 11, 2017 (commencement of operations) to
	September 30, 2018	September 30, 2018	September 30, 2017
Organization costs	$—	$7	$330
Offering costs	220	795	36
Management fees	640	1,330	—
Net investment income incentive fees	705	705	—
Accrued capital gains incentive fees	630	630
Professional fees	180	462	—
Administrative service fees	149	357	—
Interest expense	1,312	2,340	—
Credit facility fees	279	798	—
Directors’ fees and expenses	48	150	—
Other general and administrative	201	527	27
Total expenses	$4,364	$8,101	$393

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2018 were comprised of the following:

	For the three month period ended	For the nine month period ended
	September 30, 2018	September 30, 2018
Interest expense	$1,312	$2,340
Facility unused commitment fee	102	332
Amortization of deferred financing costs	177	466
Total interest expense and credit facility fees	$1,591	$3,138
Cash paid for interest expense	$1,218	$1,626
The increase in interest expense for the three month and nine month periods ended September 30, 2018 was driven by increased drawings under the Subscription Facility related to increased deployment of capital for investments. For the three month and nine month periods ended September 30, 2018, the average interest rate increased to 3.66% and 3.61%, respectively, and average principal debt outstanding increased to $140,180 and $85,541, respectively. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there was no interest expense.
The increase in management fees and incentive fees for the three month and nine month periods ended September 30, 2018 were driven by our increased deployment of capital. For the three month and nine month periods ended September 30, 2018, management fees were $640 and $1,330, respectively, incentive fees related to pre-incentive fee net investment income were $705, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month and nine month periods ended September 30, 2018, accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2018 were $630. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there were no management fees, incentive fees related to pre-incentive fee net investment income or realized capital gains, or accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). No incentive fees on capital gains have been paid. See Note 4 to the financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Professional fees, administrative service fees and other general and administrative expenses increased for the three month and nine month periods ended September 30, 2018 driven by the increased deployment of capital.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month and nine month periods ended September 30, 2018, there were no realized gains on investments. During the three month and nine month periods ended September 30, 2018, we had a change in unrealized appreciation on 17 and 30 investments, respectively, totaling approximately $1,213 and $3,882, respectively, which was offset by a change in unrealized depreciation on 17 and 4 investments, respectively, totaling approximately $1,337 and $561, respectively. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, there were no realized gains or losses and no change in unrealized appreciation or depreciation.
Net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2018 were as follows:

	For the three month period ended	For the nine month period ended
	September 30, 2018	September 30, 2018
Net change in unrealized appreciation (depreciation) on investments	$(124)	$3,321
Net change in unrealized appreciation (depreciation) on investments	$(124)	$3,321
Net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2018 were as follows:

	For the three month period ended	For the nine month period ended
	September 30, 2018	September 30, 2018
First Lien Debt	$(116)	$2,604
Second Lien Debt	(48)	671
Equity Investments	40	46
Total	$(124)	$3,321
Net change in unrealized depreciation in our investments for the three month and nine month periods ended September 30, 2018 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
As of September 30, 2018 and December 31, 2017, the Company had $24,812 and $70,570, respectively, in cash and cash equivalents. The Subscription Facility consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$300,000	$172,500	$127,500	$127,500
Total	$300,000	$172,500	$127,500	$127,500

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of September 30, 2018 and December 31, 2017 were 11,857,583 and 4,130,683, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month period ended September 30, 2018 and for the period from September 11, 2017 (commencement of operations) to September 30, 2017:

	For the nine month period ended September, 30, 2018	For the period from September 11, 2017 (commencement of operations) to September 30, 2017
Shares outstanding, beginning of period	4,130,683	—
Common stock issued	7,726,900	860,473
Shares outstanding, end of period	11,857,583	860,473
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2018 and December 31, 2017:

	SPV Credit Facility and Credit Facility
Payment Due by Period	September 30, 2018	December 31, 2017
Less than 1 Year	$—	$—
1-3 Years	172,500	60,750
3-5 Years	—	—
More than 5 Years	—	—
Total	$172,500	$60,750

As of September 30, 2018 and December 31, 2017, $172,500 and $60,750, respectively, of secured borrowings were outstanding under the Subscription Facility. For the three month and nine month periods ended September 30, 2018, we incurred $1,312 and $2,340, respectively, of interest expense and $102 and $332, respectively, of unused commitment fees. For the period from September 11, 2017 (commencement of operations) to September 30, 2017, the Subscription Facility was not yet closed.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of September 30, 2018 and December 31, 2017 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	September 30, 2018	December 31, 2017
Unfunded delayed draw commitments	$64,082	$9,874
Unfunded revolving term loan commitments	20,421	2,498
Total unfunded commitments	$84,503	$12,372
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through September 30, 2018:

Date Declared	Record Date	Payment Date	Per Share Amount	Annualized Dividend Yield(1)
March 12, 2018	March 12, 2018	April 17, 2018	$0.30	6.3%
June 6, 2018	June 7, 2018	July 18, 2018	$0.37	7.9%
September 12, 2018	September 13, 2018	October 18, 2018	$0.40	9.1%

(1)
Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of September 30, 2018 and December 31, 2017.
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
Interest Rate Risk
As of September 30, 2018, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility is also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of September 30, 2018 and December 31, 2017. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2018 and December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2018 and December 31, 2017 and based on the terms of our Subscription Facility, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statements of Assets and Liabilities as of September 30, 2018 and December 31, 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of September 30, 2018			As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$11,844	$(5,175)	$6,669	$2,205	$(1,823)	$382
Up 200 basis points	$7,896	$(3,450)	$4,446	$1,470	$(1,215)	$255
Up 100 basis points	$3,948	$(1,725)	$2,223	$735	$(608)	$127
Down 100 basis points	$(3,948)	$1,725	$(2,223)	$(373)	$608	$235
Down 200 basis points	$(5,005)	$3,450	$(1,555)	$(373)	$950	$577
Down 300 basis points	$(5,032)	$3,899	$(1,133)	$(373)	$950	$577
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TCG BDC II, INC.

Dated: November 7, 2018	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)