Form 10-K
period 2018-12-31
TCG BDC II, Inc.
filed 2019-02-28
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 27, 2019 was 15,447,907.
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

TCG BDC II, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC II, Inc. (“we,” “us,” “our,” “BDC II” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	our future operating results;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

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

PART I
In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “BDC II” refer to TCG BDC II, Inc., a Maryland corporation;

•	the term “Carlyle” refers to The Carlyle Group L.P. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);

•	the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;

•	the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;

•	the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C., our investment adviser, a wholly owned and consolidated subsidiary of Carlyle; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1. Business
We are an externally managed, non-diversified closed-end investment company focused on lending to middle market companies. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group L.P. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we intend to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). Since we commenced investment operations in September 2017 through December 31, 2018, we have invested approximately $584.8 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments.
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
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Debt securities that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans”. We also invest in debt securities of foreign companies, which may expose us to additional risks not typically associated with investing in U.S. companies. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective. See Item 1A of this Form 10-K “Risk Factors-Risks Related to Our Investments-Our investments are risky and speculative,” “-Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments” and “-We may expose ourselves to risks if we engage in hedging transactions.”
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
We are conducting a private offering (the “Private Offering”) of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On September 11, 2017, we completed our initial closing of capital commitments of $185.8 million. We have held additional closings subsequent to the Initial Closing Date, with our final closing occurring on November 9, 2018. At each closing during the Private Offering, each investor participating in that closing made a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of eight business days’ prior notice to the investors.
We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Private Offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurred, the “Initial Drawdown Date”), which was called on September 22, 2017 and settled by October 4, 2017. The proceeds from the Initial Drawdown and the Subscription Facility provided us with the necessary capital to commence operations. We anticipate raising additional equity capital for investment purposes through additional capital drawdowns from our investors in the Private Offering. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. See “—Our Regulatory Structure—Regulation as a Business Development Company—Indebtedness and Senior Securities.”
Our Investment Adviser
Our investment activities are managed by our Investment Adviser. The principal executive offices of our Investment Adviser are located at 520 Madison Avenue, 40th Floor, New York, NY 10022, with additional offices in Boston, Chicago and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments on an ongoing basis.
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

•
We seek to distribute a substantial portion of our current income in quarterly cash distributions. There will be no management fee on unused capital commitments, and we intend to use leverage up to the maximum amount permitted by the Investment Company Act (currently limited to a debt-to-equity ratio of 1:1) to seek to enhance returns. To utilize leverage, we have entered into a subscription facility. See Part II, Item 5 of this Form 10-K

“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distributions” and Note 5 to the financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”
Our Investment Adviser’s six-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Michael A. Hart, Managing Director of Carlyle, Head of CDL, Chairman of our Board of Directors and our Chief Executive Officer.
Our Investment Adviser also serves, and may serve in the future, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2018, our Investment Adviser’s investment team included a team of 28 dedicated investment professionals. The six members of our Investment Adviser’s investment committee have an average of 25 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Our Administrator
CGCA, a Delaware limited liability company, serves as our Administrator. Pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”), our Administrator provides services to us and we reimburse our Administrator for its costs and expenses and our allocable portion of overhead incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation of certain of our officers and staff. In addition, our Administrator has entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”), which provides our Administrator with access to personnel. Our Administrator has also entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”), pursuant to which State Street provides for certain administrative and professional services. State Street also serves as our custodian.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across four business segments: Corporate Private Equity, Real Assets, Global Credit and Investment Solutions. With $216 billion of assets under management (“AUM”) as of December 31, 2018, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs more than 1,650 employees, including 637 investment professionals in 31 offices across six continents, and serves more than 1,950 active carry fund investors from 90 countries.
Carlyle’s Global Credit segment, established in 1999 with its first high yield fund, advises a group of 59 active funds that pursue investment strategies including loans & structured credit, direct lending (i.e., CDL), opportunistic credit, energy credit, distressed credit, and aviation finance. Taken together, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. In 2018, Carlyle hired several new senior investment professionals to expand Global Credit’s investment breadth and geographical presence. In 2018, Carlyle acquired a 19.9% interest in Fortitude Re, a Bermuda domiciled reinsurer established to reinsure a portfolio of AIG’s legacy life, annuity and property and casualty liabilities. Carlyle plans to continue to pursue new initiatives from its Global Credit platform that will continue to expand Carlyle’s capabilities in credit.
Primary areas of focus for Carlyle’s Global Credit segment include:

•
Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. As of December 31, 2018, Carlyle’s loans and structured credit team advised 44 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $25 billion in AUM.

•
Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in middle market first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that often lack access to the broadly syndicated loan and bond markets. In 2018, Carlyle expanded its direct lending capabilities by adding personnel dedicated to asset based lending transactions. As of December 31, 2018, Carlyle’s direct lending investment team advised three funds consisting of two BDCs (including us) and one corporate mezzanine fund that is past its investment period, totaling, in the aggregate, approximately $4 billion in AUM.

•
Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2018, Carlyle’s opportunistic credit team advised one fund totaling, in the aggregate, approximately $1 billion in AUM.

•
Energy Credit. Carlyle’s energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2018, Carlyle’s energy credit team advised two funds with approximately $5 billion in AUM.

•
Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2018, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3 billion in AUM.

•
Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”, formerly Apollo Aviation Group) is our multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment and providing investment management services related to the commercial aviation industry. As of December 31, 2018, Carlyle Aviation Partners had approximately $6 billion in AUM across three active carry funds, securitization vehicles and liquid strategies.

•
Capital Solutions. Carlyle Capital Solutions (“CCS”) is our loan syndication and capital markets business that launched in 2018. The primary focus of Carlyle Capital Solutions is to originate and syndicate loans and underwrite securities of both third parties and Carlyle portfolio companies.

Competitive Strengths
Market Leading Direct Origination Platform. We have access to CDL’s strong direct origination platform, with coverage of over 200 private equity firms and over 150 lending institutions. We take a regional approach to client coverage with offices in New York City, Chicago, Boston and Los Angeles. The origination team is highly experienced, and maintains deep relationships with a broad network of financial sponsors, commercial and investment banks, and finance companies, which are expected to continue to generate a significant amount of investment opportunities.
Scaled Investment Platform and Capabilities. CDL is an established, scaled investment platform with the ability to invest across the entire capital structure. CDL’s broad capabilities and ability to offer a full financing solution give us access to a wide funnel of opportunities, allow us to select high quality credits, construct the optimal financing package as it relates to price and terms, assert greater control over documentation, and seek to generate attractive risk-adjusted returns for our stockholders. We believe CDL’s hold sizes are among the largest in the middle market, which we believe results in the ability to generate premium economics, as sponsors are willing to pay higher spreads for financing certainty. CDL’s large hold sizes and strategic relationships enable us to provide certainty with regards to spreads, fees, structure and covenants. Furthermore, the breadth of CDL’s debt offerings also allows us to deploy capital at a measured pace across credit cycles and construct a portfolio that will perform in a broad range of economic conditions.
One Carlyle Capabilities Leading to Superior Credit Performance. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from almost three decades of private market investing. Our underwriting process leverages Carlyle’s over 635 investment professionals across multiple alternative investment asset classes, approximately 50 operating executives, information obtained through direct ownership of over 275 companies and lending relationships with over 700 companies, 11 credit industry research analysts, and in-house government affairs and economic research teams. Our systematic and consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead our Investment Adviser’s investment team and serve on our Investment Adviser’s investment committee. Strong credit underwriting has been a key component of our investing process, where our Investment Adviser seeks to select borrowers whose businesses are expected to generate substantial cash flows, to have leading management teams, stable operating histories, high barriers to entry and meaningful equity value, and to retain significant value.
Experienced Investment Team. Our Investment Adviser’s investment team comprises investment professionals in CDL who have extensive middle market lending experience. As of December 31, 2018, the investment team consisted of 28 dedicated investment professionals. The six members of our Investment Adviser’s investment committee have an average of 25 years of industry experience. We believe the breadth and depth of the investment team in sourcing, structuring, executing, and monitoring a broad range of private investments provides us with a significant competitive advantage in building a high quality portfolio of investments.
Carefully Constructed Portfolio of Diversified Senior Secured, Floating Rate Loans. Our portfolio has been defensively constructed, exhibits strong credit quality, generates stable risk-adjusted returns and allows us to generate meaningful investment income, and consequently dividend income, for our stockholders. We have invested approximately $584.8 million since our inception in directly originated middle market loans. Our portfolio is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2018, we had a portfolio of 49 investments in 41 portfolio companies across 17 industries and 31 unique sponsors. As of December 31, 2018, approximately 100.00% of our debt investments bore interest at floating rates, subject to interest rate floors, and 85.96% of our portfolio was invested in first lien debt investments.
The following highlights illustrate our accomplishments since the commencement of our operations:

•
Equity Capital Commitments and Investments—As of February 27, 2019, we had a total of approximately $1.2 billion in total equity capital commitments. Of that total, and inclusive of the use of leverage and recycled proceeds from sales and paydowns, we have deployed approximately $478.8 million in 35 funded first lien debt investments, $89.6 million in 10 funded second lien debt investments and $5.7 million in 8 equity investments through December 31, 2018.

•	Facility—On October 3, 2017, we entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with a maximum principal amount of $375 million.
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
Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2018, there are over 60,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 3,500 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2018) and Fitch U.S. Leveraged Loan Default Insight (January 25, 2019), middle market companies are less levered, have larger equity contributions, and experience lower rates of default versus large cap broadly syndicated loans. Middle market loans also tend to achieve more attractive pricing and structures, including documentation, covenants and information/governance, than broadly syndicated loans. Over the 3 year period from 2016 to 2018, middle market loans have exhibited an approximate 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index.
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
Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Thompson Reuters LPC Middle Market Quarterly Report (as of December 31, 2018) suggests that approximately $554 billion of upcoming loan maturities for middle market companies are due between 2019 and 2025, and the PitchBook PE & VE Fundraising and Capital Overhang Report suggests that there is over $566 billion of uninvested capital in 2011–YTD Q2 2018 vintage private equity funds. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.
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
Investment Strategy
Our investment strategy is a continuation of a strategy adopted by the CDL platform. We focus on investing primarily in companies that we believe at the time of investment to be established and stable, with positive cash flow. Our investment portfolio is anticipated to primarily be composed of investments in senior secured loans, second lien secured loans and, potentially to a significantly lesser extent, subordinated loans of private, U.S. middle market companies. Our Investment Adviser aims to maintain an appropriate allocation among the various types of senior secured term loans, as well as junior secured debt and unsecured subordinated debt, to allow us to achieve our returns while maintaining our desired credit risk profile.
We typically target portfolio companies that exhibit some or all of the following characteristics at the time of investment:

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
Once we are fully invested, our investments in a portfolio company are expected generally to comply with the following limits, measured as a percentage of the sum of our target aggregate capital commitments of $1.2 billion and our use of leverage up to the maximum amount permitted by the Investment Company Act (currently limited to a debt-to-equity ratio of 1 to 1):

•	represent between 2% and 4%;

•	no single portfolio company typically represent more than 10%;

•	no single industry typically represent more than 20%; and

•	our aggregate investments in non-U.S. portfolio companies typically do not exceed more than 10%.
We measure our compliance with these limits at the time of each investment. Before we are fully invested, our investments may fall outside of the above ranges.
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

Investment Criteria and Transactional Structures
We invest primarily in transactions supported by private equity sponsors. We seek to invest in the following types of assets, with an emphasis on senior debt:

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
Transaction Screening
After the senior originator has completed an initial screen, the investment team prepares and presents a consistent screening template that includes business description, proposed transaction financing structures, preliminary financial analysis, initial assessment of investment merits and key risks and market/industry considerations to a subset of our Investment Adviser’s investment committee. During this early stage, the investment team also assesses initial adherence with environmental, social, and governance policies. Based on feedback from the committee, the deal team prepares and disseminates an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items, and next steps.
Underwriting
The next step is full credit analysis and in-depth due diligence. During the investment process, the investment team works closely with the private equity sponsor in all aspects of due diligence, including onsite meetings, due diligence calls, and review of third party diligence reports. Our Investment Adviser also conducts an independent evaluation of the business, utilizing both internal and external sources. A key differentiator is our Investment Adviser’s integrated credit platform and collaborative efforts that leverage Carlyle’s broader resources, which include access to Carlyle’s relationships and institutional knowledge. This includes, as needed, speaking to the private equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s Government Affairs professionals, and any executive within Carlyle’s private equity portfolio. In addition, we utilize multiple third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. From the multiple diligence sources noted above, the deal team prepares a highly detailed approval memo that includes, but is not limited to, the following:

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
Investment Committee Approval and Closing
Once diligence has been completed, the deal team presents the transaction to our Investment Adviser’s investment committee. The majority of our Investment Adviser’s investment committee must approve a transaction, including an affirmative vote of the Chairman of the Investment Adviser’s investment committee, for Carlyle to proceed with an investment. If approved, and prior to funding, the deal team prepares a closing memo documenting any key changes since the approval to key legal terms and financial covenant analysis.
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
Our Investment Adviser’s investment team has developed an internal risk assessment policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as “Internal Risk Ratings.” These Internal Risk Ratings are based on objective evaluation of portfolio company performance compared to the base case when considering certain credit metrics that include, but are not limited to, adjusted EBITDA and net senior leverage, as well as specific events that include, but are not limited to, default and impairment. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”
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

Portfolio Composition
As of December 31, 2018 and 2017, the fair value of our investments was approximately $510.4 million and $81.3 million, respectively, in 41 and 9 portfolio companies, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2018 and 2017, were as follows:

	As of December 31,
Type—% of Fair Value	2018	2017
First Lien Debt	85.96%	61.56%
Second Lien Debt	12.97	37.90
Equity Investments	1.07	0.54
Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2018	2017
Floating Rate	100.00%	100.00%
Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2018	2017
Canada	3.06%	—%
United Kingdom	1.90	—
United States	95.04	100.00
Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2018	2017
Automotive	1.11%	—%
Beverage, Food & Tobacco	5.46	—
Business Services	8.52	20.68
Chemicals, Plastics & Rubber	1.94	—
Consumer Services	0.90	7.54
Containers, Packaging & Glass	7.93	—
Energy: Oil & Gas	1.90	—
Forest Products & Paper	1.19	—
Healthcare & Pharmaceuticals	16.63	30.82
High Tech Industries	11.13	21.85
Hotel, Gaming & Leisure	5.48	—
Media: Broadcast & Subscription	4.18	—
Non-durable Consumer Goods	1.47	9.32
Software	15.84	9.79
Sovereign & Public Finance	7.55	—
Telecommunications	7.19	—
Transportation: Cargo	1.58	—
Total	100.00%	100.00%
See the Schedule of Investments as of December 31, 2018 and 2017 in our financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.
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

As a BDC, we are generally required to meet a minimum asset coverage ratio of at least 200% after each issuance of senior securities. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
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
We are subject to periodic examination by the SEC for compliance with the Investment Company Act.
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
Codes of Ethics
We and our Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1 Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. We have also adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer.
We hereby undertake to provide a copy of these codes of ethics to any person, without charge, upon request. Requests for a copy of these codes of ethics may be made in writing addressed to the Secretary of the Company, Erik Barrios, TCG BDC II, Inc., 520 Madison Avenue, 40th Floor, New York, NY. The SOX Code of Ethics is also available free of charge on our website (https://www.carlyle.com/our-business/global-credit/direct-lending).

There have been no material changes to the Rule 17j-1 Code of Ethics or the SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer.
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

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with this Form 10-K and, starting from the date on which we are both (i) not an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) and (ii) are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company or a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Relating to Our Business and Structure—We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.”
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge on our website (https://www.carlyle.com/our-business/global-credit/direct-lending).
The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.
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
Staffing
We do not currently have any employees. Our Chief Accounting Officer and Treasurer, a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Vice President of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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
Private Offering
We have entered into separate subscription agreements with qualified investors providing for the private placement of shares of our common stock pursuant to the Private Offering.
Closings
The first date on which we accepted subscriptions for shares of our common stock to be issued in the Private Offering is referred to as the “Initial Closing Date.” The last date on which we are authorized to accept subscriptions for shares of our common stock to be issued in the Private Offering must occur no later than 12 months following the Initial Closing Date, which is referred to as the “Final Closing Date”, provided that our Board of Directors may extend the Final Closing Date by up to an additional six-month period in its sole discretion (the end of such six-month period is referred to as the “Outside Date”).

On September 11, 2017, which is the Initial Closing Date, we completed our initial closing of capital commitments of $185.8 million. Our Final Closing Date occurred on September 11, 2018. On August 6, 2018, our Board of Directors approved an extension of the Final Closing Date. We have held additional closings subsequent to the Initial Closing Date, with our final closing occurring on November 9, 2018, which is the Outside Date.

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
Investment Period
The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date, regardless of whether the Final Closing Date is extended to the Outside Date, provided that it may be extended by our Board of Directors, in its discretion, for one additional one-year period, and, such end date may be further extended thereafter with the approval of holders of a majority of the shares of our common stock (such period, including any extensions, the “Investment Period”). In addition, our Board of Directors may terminate the Investment Period at any time in its discretion. Therefore, our Investment Period commenced on September 11, 2017 and will continue until September 11, 2021, unless extended or earlier terminated as noted above.
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
Company Term
The term of the Company is seven years from the Final Closing Date or, if the Final Closing Date is extended, the Outside Date, subject to the Board of Directors’ right to liquidate the Company at any time and to extend the term of the Company for up to two successive one-year periods (the seven year period and successive extensions, the “Term”). Upon the request of the Board of Directors and the approval of holders of a majority of the outstanding shares of our common stock, the Term of the Company may be further extended. Therefore, our Term will end on November 9, 2025, the seven year anniversary of the Outside Date, unless extended as noted above.
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
Sponsor Commitment
Certain members of our senior management team, Carlyle officers, employees, equity holders, advisors, operating executives, consultants, professionals and affiliates have collectively committed to invest at least 3% of the aggregate investor capital commitments (excluding any investors affiliated with Carlyle) or approximately $36 million by the end of the Outside Date (such amount, the “Carlyle Aggregate Commitment”). Carlyle will be permitted, but in no event will be required, to increase the Carlyle Aggregate Commitment at any time prior to the expiration or termination of the Investment Period.
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
We are a new company with limited operating history, and as a result, we have limited financial information on which investors can evaluate an investment in us or our prior performance. The results of any other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other businesses or companies. Accordingly, our results may differ from and are independent of the results obtained by such businesses or companies. Moreover, past performance is no assurance of future returns.
We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of investors’ investments could decline substantially or that investors’ investments could become worthless. We anticipate that it could take some time to invest substantially all of the capital we raised due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies.
The limited term of us and our Investment Period may impact our investment strategy.
Unless earlier liquidated by our Board of Directors or extended by our Board of Directors (and, to the extent necessary, holders of a majority of the shares of our common stock), our Term will end on November 9, 2025, the seven year anniversary of the Outside Date. Due to our finite Term, we may be required to sell investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if our Term was longer, which might adversely affect the nature and/or quality of our investments. Following the expiration of the Investment Period, we will not be permitted to reinvest proceeds realized by us from the sale or repayment of any investment. Accordingly, we may be required to distribute such proceeds to stockholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of our common stock.
Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•	our receipt of a reduced level of interest income from our portfolio companies

•	decreases in the value of collateral securing some of our loans and the value of our equity investments; and

•	ultimately, losses or charge-offs related to our investments.
Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.
Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in 2017 and 2018, the Federal Reserve has raised the target range for the federal funds rate. If key economic indicators, such as the unemployment rate or inflation, continue to show signs of improvement, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
As a result of the 2018 U.S. election, the Republican Party currently controls the executive branch of government and the Senate, while the Democratic Party controls the House.  This political division between the Senate and House makes it unclear what legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been ongoing discussion and commentary regarding potential, significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
We may need additional capital to fund growth in our investments. We expect to continue to issue equity securities in connection with capital drawdowns from our investors in the Private Offering and expect to continue to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We intend to elect to be treated, and to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt. We have borrowed under the Subscription Facility and in the future may borrow under additional debt facilities from financial institutions. We must continue to issue additional debt and equity securities to fund our growth. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2018, our asset coverage calculated in accordance with the Investment Company Act was 232.85%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
Our Subscription Facility imposes financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2018, we were in material compliance with the operating and financial covenants of our Subscription Facility. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Subscription Facility. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2018, we had $217.7 million of outstanding indebtedness under our Subscription Facility. Our annualized interest cost as of December 31, 2018, was 4.05%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Subscription Facility, an increase in interest rates will generally increase our borrowing costs.
In 2016, the SEC proposed rule Rule 18f-4, that if adopted would potentially constrain our ability to use leverage if we have significant outstanding financial commitments to our portfolio companies.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(21.04)%	(12.04)%	(3.05)%	5.94%	14.94%

(1)
Assumes, as of December 31, 2018, (i) $520.2 million in total assets, (ii) $217.7 million in outstanding indebtedness, (iii) $289.2 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.05%.

Based on an outstanding indebtedness of $217.7 million as of December 31, 2018, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.05% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.69% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Furthermore, because we typically borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
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

Changes in or the discontinuation of LIBOR may adversely affect our business and results of operations.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.
If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
In addition, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Subscription Facility. If we are unable to do so, amounts drawn under the Subscription Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital.
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
We expend significant financial and other resources to comply with the requirements of being registered under the Exchange Act.
We may incur legal, accounting and other expenses, including costs associated with the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. See “Item 1. Business—Certain BDC Regulatory Considerations—Sarbanes-Oxley Act of 2002.” In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight is required. We will continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company or a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We intend to remain an emerging growth company, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an emerging growth company under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an emerging growth company under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.

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
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
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

On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to nonbank financial institutions, financial technology and innovation. Subsequent reports are expected to address retail and institutional investment products and vehicles.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly revised the Internal Revenue Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. Among other things, Tax Reform may limit the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans.  The changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which leaves the architecture and core features of the Dodd-Frank Act intact but significantly recalibrates applicability thresholds, revises various post-crisis regulatory requirements, and provides targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as “systemically important financial institutions” (“SIFIs”) an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements.  On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as SIFIs, and repeal the Department of Labor (“DOL”) “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The Senate did not act on the bill before the conclusion of the 115th Congress on January 3, 2019, and it is uncertain whether that similar legislation will pass in the House during the 116th Congress.
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
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial realized losses and suffer additional unrealized losses, which would reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
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
If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price. The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. stockholders free from U.S. withholding tax. We may be unable or determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.
There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.
OID may arise if we hold securities issued at a discount or in certain other circumstances. OID and PIK create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees.
The higher interest rates of OID instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID instruments generally represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of our cash dividends.
For accounting purposes, any cash dividends to stockholders representing OID income are not treated as coming from paid-in capital, even if the cash to pay them comes from the proceeds of issuances of our common stock. As a result, despite the fact that a dividend representing OID income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to the Investment Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.
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
Our investors are subject to transfer restrictions.
Our investors may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Subscription Facility may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.”
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
Holders
As of February 27, 2019, there were approximately 2,827 holders of record of our common stock.
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

Item 6. Selected Financial Data
The tables below set forth our selected historical financial data for the periods indicated. The selected historical financial data as of and for the year ended December 31, 2018 and as of and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 have been derived from our audited financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
The selected financial information and other data presented below should be read in conjunction with the information contained in Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data”.

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
(dollar amounts in thousands, except per share data)
Statement of Operations Data
Income
Total investment income	$26,308	$991
Expenses
Total expenses	12,254	1,699
Net investment income (loss)	14,054	(708)
Net realized gain (loss)	(24)	—
Net change in unrealized appreciation (depreciation) on investments	(3,465)	882
Net increase (decrease) in net assets resulting from operations	10,565	174
Per Share Data
Basic and diluted net investment income	$1.78	$(0.50)
Basic and diluted earnings	$1.34	$0.12
Dividends declared (1)	$1.53	$—

(1)
Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017.

	As of	As of
	December 31, 2018	December 31, 2017
(dollar amounts in thousands, except per share data)
Statement of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$510,427	$81,289
Cash and cash equivalents	4,245	70,570
Total assets	520,196	154,458
Secured borrowings	217,700	60,750
Total liabilities	230,982	71,736
Total net assets	289,214	82,722
Net assets per share	$20.32	$20.03
Other Data:
Number of portfolio companies at year end	41	9
Average funded investments in new portfolio companies (1)	$11,376	$8,487
Total return based on NAV (2)	9.09%	0.15%

(1)	Average is calculated per portfolio company based on the total amount funded during the period divided by the number of portfolio companies invested during the period.

(2)
Total return is based on the change in NAV per share plus the declared dividends during year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) through December 31, 2017 divided by the beginning NAV for the period. Total return for the year/period ended December 31, 2018 and 2017 was inclusive of $0.11 and $0.26, respectively, per share increase in NAV related to the offering price of the Company’s common stock. Excluding the effects of the higher offering price of the Company’s common stock, total return would have been 8.54% and (1.15)%, respectively (refer to Note 7 to the financial statements in Part II, Item 8 of this Form 10-K for additional information).

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
We expect to invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Debt securities that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans”. We also expect to invest in debt securities of foreign companies, which may expose us to additional risks not typically associated with investing in U.S. companies. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective. See Part I, Item 1A of this Form 10-K “Risk Factors-Risks Related to Our Investments-Our investments are risky and speculative,” “-Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments” and “-We may expose ourselves to risks if we engage in hedging transactions.”
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
PORTFOLIO AND INVESTMENT ACTIVITY
As of December 31, 2018, the fair value of our investments was approximately $510,427, comprised of 49 investments in 41 portfolio companies across 17 industries with 31 sponsors. As of December 31, 2017, the fair value of our investments was approximately $81,289, comprised of 10 investments in 9 portfolio companies across 6 industries with 9 sponsors.
Based on fair value as of December 31, 2018, our portfolio consisted of approximately 98.93% in secured debt (85.96% in first lien debt and 12.97% in second lien debt) and 1.07% in equity investments. Based on fair value as of December 31, 2018, all of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2017, our portfolio consisted of approximately 99.5% in secured debt (61.6% in first lien debt and 37.9% in second lien debt) and 0.5% in equity investments. Based on fair value as of December 31, 2017, all of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
Investments:
Total Investments, beginning of period	$80,407	$—
New Investments purchased	489,168	84,865
Net accretion of discount on investments	1,226	16
Net realized gain (loss) on investments	(24)	—
Investments sold or repaid	(57,767)	(4,474)
Total Investments, end of period	$513,010	$80,407
Principal amount of investments funded:
First Lien Debt	433,367	54,698
Second Lien Debt	60,147	30,838
Equity Investments	5,267	438
Total	$498,781	$85,974
Principal amount of investments sold or repaid:
First Lien Debt	(34,569)	(4,549)
Second Lien Debt	(23,227)	—
Total	$(57,796)	$(4,549)
Number of new funded investments	43	10
Average amount of new funded investments	$11,376	$8,487
Percentage of new funded debt investments at floating interest rates	100%	100%
As of December 31, 2018 and 2017, investments consisted of the following:

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$440,694	$438,742	$49,421	$50,045
Second Lien Debt	66,611	66,207	30,548	30,806
Equity Investments	5,705	5,478	438	438
Total	$513,010	$510,427	$80,407	$81,289

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2018 and 2017, were as follows:

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	8.76%	8.80%	8.43%	8.33%
Second Lien Debt	10.90%	10.96%	9.98%	9.90%
First and Second Lien Debt Total	9.04%	9.09%	9.02%	8.93%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2018 and 2017. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
See the Schedule of Investments as of December 31, 2018 and 2017, in our financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”:
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	477.8	94.63	80.8	100.00
Internal Risk Rating 3	20.9	4.14	—	—
Internal Risk Rating 4	6.2	1.23	—	—
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—
Total	$504.9	100.00%	$80.8	100.00%
As of December 31, 2018 and 2017, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.0 respectively. As of December 31, 2018, 1 of our debt investments, with an aggregate fair value of $6.2 million, was assigned an Internal Risk Rating of 4, and as of December 31, 2017, there were no debt investments assigned an Internal Risk Rating of 4-6. As of December 31, 2018 and 2017, no investments in the portfolio were on non-accrual status. All of our first and second lien debt investments were performing and current on their interest payments as of December 31, 2018 and 2017.

RESULTS OF OPERATIONS
For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement to operations) to December 31, 2017 was as follows:

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
First Lien Debt	$19,504	$627
Second Lien Debt	6,804	364
Total investment income	$26,308	$991
The increase in investment income for the year ended December 31, 2018 from the period from September 11, 2017 (commencement of operations) to December 31, 2017 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $513,010 as of December 31, 2018 from $80,407 as of December 31, 2017 at amortized cost, and total principal amount of investments outstanding increased to $522,410 as of December 31, 2018 from $81,425 as of December 31, 2017. As of December 31, 2018, the weighted average yield of our first and second lien debt increased to 9.04% from 9.02% as of December 31, 2017, on amortized cost.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2018 and for the year then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 was as follows:

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
Total investment income	$26,308	$991
Total expenses	12,254	(1,699)
Net investment income (loss)	$14,054	$(708)

Expenses

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
Organization costs	$7	$381
Offering cost	795	317
Management fees	2,174	252
Net Investment Income Incentive fees	1,881	—
Professional fees	626	163
Administrative service fees	435	52
Interest expense	4,388	83
Credit facility fees	1,115	185
Directors’ fees and expenses	200	49
Other general and administrative	633	217
Total expenses	$12,254	$1,699

Interest expense and credit facility fees for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 were comprised of the following:

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
Interest expense	$4,388	$83
Facility unused commitment fee	416	87
Amortization of deferred financing costs	699	98
Total interest expense and credit facility fees	$5,503	$268
Cash paid for interest expense	$2,683	$25
The increase in interest expense for the year ended December 31, 2018 compared to the period from September 11, 2017 (commencement of operations) to December 31, 2017 was driven by increased drawings under the Subscription Facility related to increased deployment of capital for investments. For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, the average interest rate on borrowings increased to 3.74% from 3.24%, and average principal debt outstanding increased to $115,637 from $10,567.
The increase in management fees and incentive fees for the year ended December 31, 2018 were driven by our increased deployment of capital. For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, management fees were $2,174 and $252, respectively, incentive fees related to pre-incentive fee net investment income were $1,881 and $0, respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid for both the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017. See Note 4 to the financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
Professional fees include legal, rating agencies, audit tax, valuation, technology and other professional fees incurred related to the management of the company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the year ended December 31, 2018 from the period from September 11, 2017 (commencement of operations) to December 31, 2017 was primarily driven by the deployment of capital.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the year ended December 31, 2018 we had realized losses on 1 investment, totaling $24 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were no realized gains or losses on investments. During the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, we had a change in unrealized appreciation on 13 and 9 investments, respectively, totaling approximately $971 and $882, respectively, which was offset by a change in unrealized depreciation on 35 and 0 investments, respectively, totaling approximately $4,436 and $0, respectively.

Net change in unrealized appreciation (depreciation) by the type of investments for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 were as follows:

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
Net change in unrealized appreciation (depreciation) on investments	$(3,465)	$882
Net change in unrealized appreciation (depreciation) on investments	$(3,465)	$882

Net change in unrealized appreciation (depreciation) by the type of investments for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 were as follows:

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
First Lien Debt	$(2,576)	$624
Second Lien Debt	(662)	258
Equity Investments	(227)	—
Total	$(3,465)	$882
Net change in unrealized appreciation in our investments for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, compared to the original cost of our investments was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.
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
We entered into a revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018 and November 16, 2018 (as amended, the “Subscription Facility”). The Subscription Facility provides for secured borrowings up to the lesser of $750,000 or certain of the unfunded capital commitments we have received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The maximum principal amount of the Subscription Facility is currently $375,000. The Subscription Facility provides for a three-year revolving period and has a maturity date of October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent). Borrowings under the Subscription Facility bear interest initially at LIBOR plus 1.55%

per year. The Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
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
As of December 31, 2018 and 2017, we had $4,245 and $70,570 respectively, in cash and cash equivalents. The Subscription Facility consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued and outstanding as of December 31, 2018 and 2017 were 14,299,500 and 4,130,683, respectively. The following table summarizes activity in the number of shares of our common stock outstanding during the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017:

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
Shares outstanding, beginning of period	4,130,683	—
Common stock issued	10,098,817	4,130,683
Shares outstanding, end of period	14,229,500	4,130,683

Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of December 31, 2018 and 2017:

	SPV Credit Facility and Credit Facility
	December 31,
Payment Due by Period	2018	2017
Less than 1 Year	$—	$—
1-3 Years	217,700	60,750
3-5 Years	—	—
More than 5 Years	—	—
Total	$217,700	$60,750
As of December 31, 2018 and 2017, $217,700 and $60,750, respectively, of secured borrowings were outstanding under the Subscription Facility. For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, we incurred $4,388 and $83, respectively, of interest expense and $416 and $87, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of December 31, 2018 and 2017, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2018	December 31, 2017
Unfunded delayed draw commitments	$64,927	$9,874
Unfunded revolving term loan commitments	28,006	2,498
Total unfunded commitments	$92,933	$12,372
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through December 31, 2018:

Date Declared	Record Date	Payment Date	Per Share Amount	Annualized Dividend Yield(1)
March 12, 2018	March 12, 2018	April 17, 2018	$0.30	6.3%
June 6, 2018	June 6, 2018	July 18, 2018	$0.37	7.9%
September 13, 2018	September 13, 2018	October 18, 2018	$0.40	9.1%
December 26, 2018	December 26, 2018	January 18, 2019	$0.46	9.9%

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of December 31, 2018 and 2017.
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
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Statement of Assets and Liabilities included in Part II, Item 8 of this Form 10-K.
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
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital (as defined in Part I, Item 1 of this Form 10-K “Business—The Private Offering—Right to Redraw Capital.”). For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
The incentive fee consists of two parts. The first part has been calculated and payable quarterly in arrears and equals 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7% annualized), or “hurdle rate,” and a “catch-up” feature. The second part has been determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeds a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with Carlyle Employee Co., pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, required administrative services, which include, among other things, providing assistance in accounting, tax, legal, compliance, operations, technology and investor relations, and being responsible for the financial records of the Company. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Principal Accounting Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff in their role of performing the internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
Sub-Administration Agreements
On June 26, 2017, the Administrator entered into sub-administration agreements with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. provides the Administrator with access to personnel.

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
Interest Rate Risk
As of December 31, 2018, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2018 and 2017. These hypothetical calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2018 and 2017, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2018 and 2017, and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the interest rate as of December 31, 2018 and 2017, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statements of Assets and Liabilities as of December 31, 2018 and 2017, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2018			As of December 31, 2017
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$15,441	$(6,531)	$8,910	$2,205	$(1,823)	$382
Up 200 basis points	$10,294	$(4,354)	$5,940	$1,470	$(1,215)	$255
Up 100 basis points	$5,147	$(2,177)	$2,970	$735	$(608)	$127
Down 100 basis points	$(5,147)	$2,177	$(2,970)	$(373)	$608	$235
Down 200 basis points	$(8,267)	$4,354	$(3,913)	$(373)	$950	$577
Down 300 basis points	$(8,495)	$4,921	$(3,574)	$(373)	$950	$577

Item 8. Financial Statements and Supplementary Data
TCG BDC II, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	65

Statements of Assets and Liabilities as of December 31, 2018 and 2017	66

Statements of Operations for the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017	67

Statements of Changes in Net Assets for the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017	68

Statements of Cash Flows for the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017	69

Schedules of Investments as of December 31, 2018 and 2017	76

Notes to Financial Statements	78

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC II, Inc.

Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of TCG BDC II, Inc. (the “Company”), including the schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

New York, NY
February 27, 2019

TCG BDC II, INC.
STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $513,010 and $80,407 respectively)	$510,427	$81,289
Cash and cash equivalents	4,245	70,570
Deferred financing costs	1,527	1,090
Receivable for investment sold	1,243	—
Deferred offering costs	—	717
Interest receivable from non-controlled/non-affiliated investments	2,181	421
Prepaid expenses and other assets	573	371
Total assets	$520,196	$154,458
LIABILITIES
Secured borrowings (Note 5)	$217,700	$60,750
Payable for investments purchased	1,870	7,463
Due to Investment Adviser	18	2,747
Interest and credit facility fees payable (Note 5)	1,848	146
Dividend Payable (Note 7)	6,545	—
Management and incentive fees payable (Note 4)	2,020	252
Administrative service fees payable (Note 4)	45	22
Other accrued expenses and liabilities	936	356
Total liabilities	230,982	71,736
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 14,229,500 shares and 4,130,683 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	142	41
Paid-in capital in excess of par value	291,820	82,507
Subscribed but unissued shares	24,953	—
Subscription receivable	(24,953)	—
Total distributable earnings (loss)	(2,748)	174
Total net assets	$289,214	$82,722
NET ASSETS PER SHARE	$20.32	$20.03

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the year ended December 31, 2018	For the period from September 11, 2017 (commencement of operations) to December 31, 2017
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$25,003	$767
Other income	1,305	224
Total investment income from non-controlled/non-affiliated investments	26,308	991
Total investment income	26,308	991
Expenses:
Organization costs (Note 2)	7	381
Offering costs (Note 2)	795	317
Management fees (Note 4)	2,174	252
Net Investment Income Incentive fees (Note 4)	1,881	—
Professional fees	626	163
Administrative service fees (Note 4)	435	52
Interest expense (Note 5)	4,388	83
Credit facility fees (Note 5)	1,115	185
Directors’ fees and expenses	200	49
Other general and administrative	633	217
Total expenses	12,254	1,699
Net investment income (loss)	14,054	(708)
Net realized gain (loss) and net change in unrealized appreciation
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(24)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,465)	882
Net change in unrealized appreciation (depreciation) on investments	(3,489)	882
Net increase (decrease) in net assets resulting from operations	$10,565	$174
Basic and diluted earnings per common share (Note 7)	$1.34	$0.12
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	7,907,949	1,421,700

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the year ended December 31, 2018	For the period from September 11, 2017 (commencement of operations) to December 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$14,054	$(708)
Net realized gain (loss) on investments	(24)	—
Net change in unrealized appreciation (depreciation) on investments	(3,465)	882
Net increase (decrease) in net assets resulting from operations	10,565	174
Capital transactions:
Common stock issued	210,306	82,548
Dividends Declared (Note 10)	(14,379)	—
Net increase (decrease) in net assets resulting from capital share transactions	195,927	82,548
Net increase (decrease) in net assets	206,492	82,722
Net assets at beginning of year/period	82,722	—
Net assets at end of period year/period	$289,214	$82,722

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the year ended December 31, 2018	For the period from September 11, 2017 (commencement of operations) to December 31, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,565	$174
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	699	98
Amortization of deferred offering costs	795	317
Net accretion of discount on investments	(1,226)	(16)
Net realized (gain) loss on investments	24	—
Net change in unrealized (appreciation) depreciation on investments	3,465	(882)
Cost of investments purchased and change in payable for investments purchased	(494,761)	(77,402)
Proceeds from sales and repayments of investments and change in receivable for investments sold	56,524	4,474
Changes in operating assets:
Interest receivable	(1,760)	(421)
Prepaid expenses and other assets	(202)	(371)
Changes in operating liabilities:
Due to Investment Adviser	(2,729)	538
Interest and credit facility fees payable	1,702	146
Management and incentive fee payable	1,768	252
Administrative service fees payable	—	22
Other accrued expenses and liabilities	603	343
Net cash provided by (used in) operating activities	(424,533)	(72,728)
Cash flows from financing activities:
Proceeds from issuance of common stock	210,306	82,548
Borrowings on Subscription Facility	367,050	81,225
Repayments of Subscription Facility	(210,100)	(20,475)
Dividends paid in cash	(7,834)	—
Debt issuance costs paid	(1,136)	—
Offering cost paid	(78)	—
Net cash provided by (used in) financing activities	358,208	143,298
Net increase (decrease) in cash and cash equivalents	(66,325)	70,570
Cash and cash equivalents, beginning of year/period	70,570	—
Cash and cash equivalents, end of year/period	$4,245	$70,570
Supplemental disclosures:
Deferred financing cost due	$—	$1,188
Offering costs due	$—	$1,034
Interest paid during the year/period	$2,683	$25
Dividends declared during the year/period	$14,379	$—

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (85.96%)
Aero Operating, LLC (Dejana Industries, Inc.)	(2)(3)(6)	Business Services	L + 7.25%	9.60%	1/5/2018	12/29/2022	$6,805	$6,749	$6,720	2.32%
Alpine SG, LLC	(2)(3)	High Tech Industries	L + 6.00%	8.52%	2/2/2018	11/16/2022	9,695	9,613	9,659	3.34
Analogic Corporation	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.52%	6/22/2018	6/22/2024	35,249	34,536	34,414	11.90
Avenu Holdings, LLC	(2)(3)	Sovereign & Public Finance	L + 5.25%	8.05%	9/28/2018	9/28/2024	39,056	38,400	38,354	13.26
Central Security Group, Inc.	(2)(3)	Consumer Services	L + 5.63%	8.15%	4/5/2018	10/6/2021	4,680	4,661	4,587	1.59
Chemical Computing Group ULC (Canada)	(2)(3)(6)(7)	Software	L + 5.50%	8.02%	8/30/2018	8/30/2023	15,794	15,565	15,618	5.40
CircusTrix Holdings, LLC	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.50%	8.02%	2/2/2018	12/16/2021	9,212	9,134	8,972	3.10
Comar Holding Company, LLC	(2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/18/2018	6/18/2024	27,086	26,450	26,506	9.17
Dade Paper & Bag, LLC	(2)(3)	Forest Products & Paper	L + 7.00%	9.24%	1/24/2018	6/9/2024	6,282	6,229	6,080	2.10
Datto, Inc.	(2)(3)(6)	High Tech Industries	L + 8.00%	10.46%	12/7/2017	12/7/2022	17,667	17,442	17,498	6.05
Derm Growth Partners III, LLC (Dermatology Associates)	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.25%	9.05%	2/15/2018	5/31/2022	14,342	14,130	14,119	4.88
DTI Holdco, Inc.	(2)(3)	High Tech Industries	L + 4.75%	7.28%	12/18/2018	9/30/2023	1,995	1,870	1,860	0.64
Ensono, LP	(2)(3)	Telecommunications	L + 5.25%	7.77%	4/30/2018	6/27/2025	8,623	8,542	8,450	2.92
GRO Sub Holdco, LLC (Grand Rapids)	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.80%	2/28/2018	2/22/2024	6,661	6,489	6,209	2.15
iCIMS, Inc.	(2)(3)(6)	Software	L + 6.50%	8.94%	9/12/2018	9/12/2024	20,025	19,616	19,297	6.67
Innovative Business Services, LLC	(2)(3)(6)	High Tech Industries	L + 5.50%	7.91%	4/5/2018	4/5/2023	16,307	15,771	15,948	5.51
National Carwash Solutions, Inc.	(2)(3)(6)	Automotive	L + 6.00%	8.35%	8/7/2018	4/28/2023	5,843	5,661	5,688	1.98
NES Global Talent Finance US, LLC (United Kingdom)	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	8.03%	5/9/2018	5/11/2023	9,992	9,831	9,695	3.35
Nexus Technologies, LLC	(2)(3)	High Tech Industries	L + 5.50%	8.30%	12/11/2018	12/5/2023	6,234	6,177	6,158	2.13
North American Dental Management, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	10/26/2018	7/7/2023	3,422	3,264	3,276	1.13
Northland Telecommunications Corporation	(2)(3)(6)	Media: Broadcast & Subscription	L + 5.75%	8.10%	10/1/2018	10/1/2025	21,638	21,299	21,311	7.37
PPC Flexible Packaging, LLC	(2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	7.77%	11/23/2018	11/23/2024	11,962	11,764	11,839	4.09
PSI Services, LLC	(2)(3)	Business Services	L + 5.00%	7.52%	9/19/2018	1/20/2023	4,546	4,489	4,445	1.54
Redwood Services Group, LLC	(2)(3)	High Tech Industries	L + 6.00%	8.71%	11/13/2018	6/6/2023	5,323	5,277	5,242	1.81
Sapphire Convention, Inc. (Smart City)	(2)(3)(6)	Telecommunications	L + 5.25%	7.89%	11/20/2018	11/20/2025	28,866	28,213	28,264	9.77
Smile Doctors, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	8.55%	10/6/2017	10/6/2022	18,155	17,967	17,782	6.15
Sovos Brands Intermediate, Inc.	(2)	Beverage, Food & Tobacco	L + 5.00%	7.64%	11/16/2018	11/20/2025	20,100	19,902	19,782	6.84
SPay, Inc.	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.75%	8.22%	6/15/2018	6/15/2024	19,909	19,343	19,009	6.57
Trump Card, LLC	(2)(3)(6)	Transportation: Cargo	L + 5.00%	7.80%	6/26/2018	4/21/2022	8,157	8,087	8,036	2.78
USLS Acquisition, Inc.	(2)(3)(6)	Business Services	L + 5.75%	8.46%	11/30/2018	11/30/2024	17,730	17,281	17,178	5.94

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (85.96%) (continued)
Westfall Technik, Inc.	(2)(3)(6)	Chemicals, Plastics & Rubber	L + 5.00%	7.79%	9/13/2018	9/13/2024	$10,585	$10,219	$9,902	3.42%
Zemax Software Holdings, LLC	(2)(3)(6)	Software	L + 5.75%	8.55%	6/25/2018	6/25/2024	10,248	10,051	10,144	3.51
Zenith Merger Sub, Inc.	(2)(3)(6)	Business Services	L + 5.50%	8.30%	12/13/2017	12/13/2023	6,758	6,672	6,700	2.32
First Lien Debt Total								$440,694	$438,742	151.70%
Second Lien Debt (12.97%)
Access CIG, LLC	(2)(3)(6)	Business Services	L + 7.75%	10.46%	2/14/2018	2/27/2026	$2,700	$2,676	$2,650	0.92%
Argon Medical Devices Holdings, Inc.	(2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	11/2/2017	1/23/2026	7,500	7,467	7,446	2.57
Brave Parent Holdings, Inc.	(2)(3)	Software	L + 7.50%	10.02%	10/3/2018	4/19/2026	19,062	18,617	18,301	6.33
Outcomes Group Holdings, Inc.	(2)	Business Services	L + 7.50%	10.28%	10/23/2018	10/26/2026	4,500	4,490	4,447	1.54
PharmaLogic Holdings Corp.	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	6/7/2018	12/11/2023	563	560	563	0.19
Project Accelerate Parent, LLC	(2)(3)	Software	L + 8.50%	10.89%	1/2/2018	1/2/2026	17,500	17,097	17,196	5.95
Santa Cruz Holdco, Inc.	(2)(3)	Non-durable Consumer Goods	L + 8.25%	10.69%	12/15/2017	12/13/2024	7,600	7,532	7,496	2.59
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	10.52%	8/9/2018	8/9/2026	8,333	8,172	8,108	2.80
Second Lien Debt Total								$66,611	$66,207	22.89%

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (1.07%)(5)(8)
ANLG Holdings, LLC		Healthcare & Pharmaceuticals	6/22/2018	879,689	$880	$880	0.30%
Avenu Holdings, LLC		Sovereign & Public Finance	9/28/2018	172,413	172	172	0.06
GRO Sub Holdco, LLC (Grand Rapids)		Healthcare & Pharmaceuticals	3/29/2018	500,000	500	219	0.09
North Haven Goldfinch Topco, LLC		Containers, Packaging & Glass	6/18/2018	2,314,815	2,315	2,102	0.73
SiteLock Group Holdings, LLC		High Tech Industries	4/5/2018	446,428	446	446	0.15
USLS Acquisition, Inc.		Business Services	11/30/2018	640,569	641	641	0.22
Zenith American Holding, Inc.		Business Services	12/13/2017	438,356	438	705	0.24
Zillow Topco LP		Software	6/25/2018	312,500	313	313	0.11
Equity Investments Total					$5,705	$5,478	1.90%
Total investments—non-controlled/non-affiliated					$513,010	$510,427	176.49%
Total investments					$513,010	$510,427	176.49%

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC II, Inc. (“we,” “us,” “our,” “BDC II” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for all LIBOR loans were the 30-day LIBOR at 2.50%, the 90-day LIBOR at 2.81% and the 180-day LIBOR rate at 2.88%.

(3)	Loan includes interest rate floor feature, generally 1.00%.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to the financial statements in Part II, Item 8 of this Form 10-K), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.

(6)	As of December 31, 2018, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating LLC (Dejana Industries, Inc.)	Revolver	1.00%	$423	$(5)
Analogic Corporation	Revolver	0.50	3,365	(73)
Chemical Computing Group ULC	Revolver	0.50	903	(9)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(26)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(87)
Comar Holding Company, LLC	Revolver	0.50	2,129	(36)
Datto, Inc.	Revolver	0.50	360	(3)
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	2,735	(34)
Derm Growth Partners III, LLC (Dermatology Associates)	Revolver	0.50	846	(10)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(85)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(13)
iCIMS, Inc.	Revolver	0.50	1,252	(43)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(62)
Innovative Business Services, LLC	Revolver	0.50	2,232	(36)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,817	(57)
National Carwash Solutions, Inc.	Revolver	0.50	632	(9)
North American Dental Management, LLC	Delayed Draw	1.00	4,986	(86)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(24)
PharmaLogic Holdings Corp.	Delayed Draw	1.00	236	—
PPC Flexible Packaging, LLC	Revolver	0.50	1,737	(16)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	4,528	(82)
Smile Doctors, LLC	Delayed Draw	1.00	6,394	(97)
Smile Doctors, LLC	Revolver	0.50	51	(1)
SPay, Inc.	Delayed Draw	1.00	10,227	(197)
SPay, Inc.	Revolver	0.50	546	(19)
Trump Card, LLC	Revolver	0.50	635	(9)
USLS Acquisition, Inc.	Delayed Draw	1.00	4,137	(98)
USLS Acquisition, Inc.	Revolver	0.50	1,419	(34)
Westfall Technik, Inc.	Delayed Draw	1.00	15,258	(372)
Westfall Technik, Inc.	Revolver	0.50	2,155	(53)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(11)
Zenith Merger Sub, Inc.	Revolver	0.50	736	(6)
Total unfunded commitments			$92,933	$(1,693)

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2018, the aggregate fair value of these securities is $5,478, or 1.90% of the Company's net assets.

As of December 31, 2018, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$440,694	$438,742	85.96%
Second Lien Debt	66,611	66,207	12.97
Equity Investments	5,705	5,478	1.07
Total	$513,010	$510,427	100.00%
The rate type of debt investments at fair value as of December 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$507,305	$504,949	100.00%
Total	$507,305	$504,949	100.00%

The industry composition of investments at fair value as of December 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Automotive	$5,661	$5,688	1.11%
Beverage, Food & Tobacco	28,074	27,890	5.46
Business Services	43,436	43,486	8.52
Chemicals, Plastics & Rubber	10,219	9,902	1.94
Consumer Services	4,661	4,587	0.90
Containers, Packaging & Glass	40,529	40,447	7.93
Energy: Oil & Gas	9,831	9,695	1.90
Forest Products & Paper	6,229	6,080	1.19
Healthcare & Pharmaceuticals	85,793	84,908	16.63
High Tech Industries	56,596	56,811	11.13
Hotel, Gaming & Leisure	28,477	27,981	5.48
Media: Broadcast & Subscription	21,299	21,311	4.18
Non-durable Consumer Goods	7,532	7,496	1.47
Software	81,259	80,869	15.84
Sovereign & Public Finance	38,572	38,526	7.55
Telecommunications	36,755	36,714	7.19
Transportation: Cargo	8,087	8,036	1.58
Total	$513,010	$510,427	100.00%

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

The geographical composition of investments at fair value as of December 31, 2018 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$15,565	$15,618	3.06%
United Kingdom	9,831	9,695	1.90
United States	487,614	485,114	95.04
Total	$513,010	$510,427	100.00%

The accompanying notes are an integral part of these financial statements.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2017
(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (61.56%)
BeyondTrust Software, Inc. (2)(3)	Software	L + 6.25% (1.00% Floor)	11/21/2023	$8,000	$7,886	$7,958	9.62%
Datto, Inc. (2)(3)(6)	High Tech Industries	L + 8.00% (1.00% Floor)	12/7/2022	17,667	17,398	17,762	21.47
Radiology Partners Inc. (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	12/4/2023	8,597	8,499	8,547	10.34
Smile Doctors, LLC (2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75% (1.00% Floor)	10/6/2022	9,059	8,911	8,993	10.87
Zenith Merger Sub, Inc. (2)(3)(6)	Business Services	L + 5.50% (1.00% Floor)	12/12/2023	6,826	6,727	6,785	8.20
First Lien Debt Total					$49,421	$50,045	60.50%

Second Lien Debt (37.90%)
Argon Medical Devices Holdings, Inc. (2)(3)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	1/23/2026	$7,500	$7,464	$7,515	9.08%
Paradigm Acquisition Corp. (2)(3)	Business Services	L + 8.50% (1.00% Floor)	10/12/2025	9,600	9,506	9,584	11.59
Pathway Partners Vet Management Company LLC (2)(3)(6)	Consumer Services	L + 8.00% (1.00% Floor)	10/10/2025	6,138	6,054	6,133	7.41
Santa Cruz Holdco, Inc. (2)(3)	Non-durable Consumer Goods	L + 8.25% (1.00% Floor)	12/13/2024	7,600	7,524	7,574	9.16
Second Lien Debt Total					$30,548	$30,806	37.24%

Investments—non-controlled/non-affiliated (1)	Industry	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (0.54%)
Zenith American Holding, Inc.	Business Services	438,356	$438	$438	0.53%
Equity Investments Total			$438	$438	0.53%
Total investments—non-controlled/non-affiliated			$80,407	$81,289	98.27%

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

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to the financial statements in Part II, Item 8 of this Form 10-K ), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.

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
As of December 31, 2018
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
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C., (“CGCA” or the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
The annual financial statements have been prepared in accordance with US GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the year and period presented have been included.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 to the financial statements in Part II, Item 8 of this Form 10-K for further information about fair value measurements.
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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statements of Operations. As of December 31, 2018 and 2017 and for the year and period then ended, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statements of Assets and Liabilities. For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, the Company earned $1,305 and $224, respectively, in other income, primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018 and 2017 and for the year/period then ended, no loans in the portfolio were on non-accrual status.
Subscription Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings, to the financial statements in Part II, Item 8 of this Form 10-K)
Interest expense and unused commitment fees on the Subscription Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Statements of Operations.
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
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of December 31, 2018 and 2017, $1,500 and $1,415, respectively, of initial organization and offering costs had been incurred by the Company and $544 and $0, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
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
Recent Accounting Standards Updates

The FASB issued Accounting Standards Update (“ASU”) ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement in August 2018, which modifies disclosure requirements pertaining to fair value measurement of Level 3 securities for public companies. Under the new standard, reporting entities can remove the disclosures no longer required and amend the disclosures immediately with retrospective application. The effective date for the additional disclosures for all public and nonpublic companies is for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures immediately and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 in the current annual period.  No significant changes were made to the Company’s fair value disclosures in the Notes to the Financial Statements in order to comply with ASU 2018-13.

The FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) in May 2014 and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company has adopted the ASU on January 1, 2018, which did not have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 clarifies the presentation of restricted cash in the statement of cash flows by requiring the amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. If cash and cash equivalents and restricted cash are presented separately on the statement of financial position, a reconciliation of these separate line items to the total cash amount included in the statement of cash flows will be required either in the footnotes or on the face of the statement of cash flows. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company has adopted the ASU on January 1, 2018, which did not have a material impact on the Company’s financial statements.
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
In September 2018, related to the DUS Release, the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company expects to adopt the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings starting with the quarter that begins on January 1, 2019. The adoption of the new requirement is not expected to have a material impact on the Company’s financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of December 31, 2018 and 2017.
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

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$438,742	$438,742
Second Lien Debt	—	—	66,207	66,207
Equity Investments	—	—	5,478	5,478
Total	$—	$—	$510,427	$510,427

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$50,045	$50,045
Second Lien Debt	—	—	30,806	30,806
Equity Investments	—	—	438	438
Total	$—	$—	$81,289	$81,289

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$50,045	$30,806	$438	$81,289
Purchases	424,924	58,977	5,267	489,168
Sales	(1,243)	—	—	(1,243)
Paydowns	(33,297)	(23,227)	—	(56,524)
Accretion of discount	913	313	—	1,226
Net realized gains (losses)	(24)	—	—	(24)
Net change in unrealized appreciation (depreciation)	(2,576)	(662)	(227)	(3,465)
Balance, end of year	$438,742	$66,207	$5,478	$510,427
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statement of Operations	$(2,456)	$(505)	$(227)	$(3,188)

	Financial Assets
	For the period ended December 31, 2017
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$—	$—	$—	$—
Purchases	53,882	30,545	438	84,865
Sales	(3,808)	—	—	(3,808)
Paydowns	(666)	—	—	(666)
Accretion of discount	13	3	—	16
Net change in unrealized appreciation (depreciation)	624	258	—	882
Balance, end of year	$50,045	$30,806	$438	$81,289
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2017 included in net change in unrealized appreciation (depreciation) on investments on the Statement of Operations	$624	$258	$—	$882

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2018 and 2017:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2018			Low	High
Investments in First Lien Debt	$432,295	Discounted Cash Flow	Discount Rate	5.57%	9.63%	7.38%
	6,447	Consensus Pricing	Indicative Quotes	93.25%	98%	96.63%
Total First Lien Debt	438,742
Investments in Second Lien Debt	63,556	Discounted Cash Flow	Discount Rate	7.93%	9.81%	9.41%
	2,651	Consensus Pricing	Indicative Quotes	98.17%	98.17%	98.17%
Total Second Lien Debt	66,207
Investments in Equity	5,478	Income Approach	Discount Rate	8.51%	12.84%	10.14%
		Market Approach	Comparable Multiple	7.74x	14.70x	10.48x
Total Equity Investments	5,478
Total Level 3 Investments	$510,427

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2017			Low	High
Investments in First Lien Debt	$50,045	Discounted Cash Flow	Discount Rate	6.76%	8.98%	7.75%
Total First Lien Debt	50,045
Investments in Second Lien Debt	30,806	Discounted Cash Flow	Discount Rate	9.10%	9.69%	9.39%
Total Second Lien Debt	30,806
Investments in Equity	438	Income Approach	Discount Rate	8.52%	8.52%	8.52%
		Market Approach	Comparable Multiple	7.85x	7.85x	7.85x
Total Equity Investments	438
Total Level 3 Investments	$81,289
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$217,700	$217,700	$60,750	$60,750
Total	$217,700	$217,700	$60,750	$60,750
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
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.

The incentive fee consists of two parts. The first part has been calculated and payable quarterly in arrears and equals 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7% annualized), or “hurdle rate,” and a “catch-up” feature. The second part has been determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeds a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.

For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, management fees were $2,174 and $252, respectively, incentive fees related to pre-incentive fee net investment income were $1,881 and $0, respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid for both the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017.
As of December 31, 2018 and 2017, $2,020 and $252, respectively, were included in management and incentive fees payable in the accompanying Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.

Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, required administrative services, which include, among other things, providing assistance in accounting, tax, legal, compliance, operations, technology and investor relations, and being responsible for the financial records of the Company. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff in their role of performing the internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
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
For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred $435 and $52 respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Statements of Operations. As of December 31, 2018 and 2017, $45 and $22, respectively, was unpaid and included in administrative service fees payable in the accompanying Statements of Assets and Liabilities.
Sub-Administration Agreements
On June 26, 2017, the Administrator entered into sub-administration agreements with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On June 22, 2017, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”).
For the year ended December 31, 2018 and 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $479 and $73, respectively, were included in other general and administrative in the accompanying Statements of Operations. For the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were no fees incurred in connection with the State Street Sub-Administration Agreement. As of December 31, 2018 and 2017, $552 and $73, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the year ended December 31, 2018, TCG earned $219 in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid $219 in placement fees to sub-placement agents. For the period from September 11, 2017 (commencement of operations) to December 31, 2017, TCG earned no placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors

The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred $200 and $49, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of December 31, 2018 and 2017, there were no unpaid Directors’ fees and expenses.
5. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. See Part II, Item 1A of this Form 10-Q for information on recent developments regarding the asset coverage requirements applicable to BDCs. As of December 31, 2018 and 2017, asset coverage was 232.85% and 236.17%, respectively. During the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, there were secured borrowings of $367,050 and $81,225, respectively, and repayments of $210,100 and $20,475, respectively, under the Subscription Facility. As of December 31, 2018 and 2017, there was $217,700 and $60,750, respectively, in secured borrowings outstanding.
Credit Facility
The Company closed on October 3, 2017 on the Subscription Facility, which was subsequently amended on March 14, 2018 and November 16, 2018. The maximum principal amount of the Subscription Facility is $375,000, subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. Proceeds of the Subscription Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Subscription Facility may be increased to $750,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.55% per year. The Company also pays a fee of 0.25% on undrawn amounts under the Subscription Facility. The availability period under the Subscription Facility will terminate on the maturity date, October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent).
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
As of December 31, 2018 and 2017, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Summary of Facility
The Subscription Facility consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

	December 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$60,750	$89,250	$89,250
Total	$150,000	$60,750	$89,250	$89,250

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of December 31, 2018 and 2017, $1,763 and $59, respectively, of interest expense and $85 and $87, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the year ended December 31, 2018 and 2017, the weighted average interest rate was 3.74% and 3.24%, respectively, and the average principal debt outstanding was $115,637 and $10,567, respectively. As of December 31, 2018 and 2017, the weighted average interest rates were 4.05% and 3.31%, respectively, based on floating LIBOR rates.
For the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017, the components of interest expense and credit facility fees were as follows:

	For the year ended	For the period from September 11, 2017 (commencement of operations) to
	December 31, 2018	December 31, 2017
Interest expense	$4,388	$83
Facility unused commitment fee	416	87
Amortization of deferred financing costs	699	98
Total interest expense and credit facility fees	$5,503	$268
Cash paid for interest expense	$2,683	$25
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2018 and 2017:

	Subscription Facility
	December 31,	December 31,
Payment Due by Period	2018	2017
Less than 1 Year	$—	$—
1-3 Years	217,700	60,750
3-5 Years	—	—
More than 5 Years	—	—
Total	$217,700	$60,750

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of December 31, 2018 and 2017 for any such exposure.

As of December 31, 2018 and 2017, the Company had $1,227,938 and $508,928, respectively, in total capital commitments from stockholders, of which $935,084 and $426,380, respectively, was unfunded. As of December 31, 2018 and 2017, current directors had $725 and $350, respectively, in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2018	December 31, 2017
Unfunded delayed draw commitments	$64,927	$9,874
Unfunded revolving term loan commitments	28,006	2,498
Total unfunded commitments	$92,933	$12,372
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the year ended December 31, 2018, the Company issued 10,098,817 shares for $210,306. The following table summarizes capital activity during the year ended December 31, 2018:

	Common Stock		Capital in Excess of Par Value	Subscribed But Unissued Shares	Subscription Receivable	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	4,130,683	$41	$82,507	$—	$—	$(708)	$—	$882	$82,722
Common stock issued	10,098,817	101	210,205	—	—	—	—	—	210,306
Subscribed but unissued shares	—	—	—	24,953	—	—	—	—	24,953
Subscription receivable	—	—	—	—	(24,953)	—	—	—	(24,953)
Net investment income (loss)	—	—	—	—	—	14,054	—	—	14,054
Net realized gain (loss) on investments - non-controlled/non-affiliated	—	—	—	—	—	—	(24)	—	(24)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	—	(3,465)	(3,465)
Dividends declared	—	—	—	—	—	(14,379)	—	—	(14,379)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(892)	—	—	892	—	—	—
Balance, end of year	14,229,500	$142	$291,820	$24,953	$(24,953)	$(141)	$(24)	(2,583)	$289,214
During the period from September 11, 2017 (commencement of operations) to December 31, 2017, the Company issued 4,130,683 shares for $82,548. The following table summarizes capital activity during the period from September 11, 2017 (commencement of operations) to December 31, 2017:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—
Common stock issued	4,130,683	41	82,507	—	—	82,548
Net investment income (loss)	—	—	—	(708)	—	(708)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	882	882
Balance, end of period	4,130,683	$41	$82,507	$(708)	$882	$82,722

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2018:

	Shares Issued	Proceeds Received
March 7, 2018	240,800	$4,941
March 28, 2018	587,788	12,003
May 16, 2018	694,960	14,414
June 7, 2018	454,599	9,469
June 20, 2018	1,947,292	39,998
August 22, 2018	1,207,628	25,307
September 13, 2018	1,387,273	29,174
September 26, 2018	1,206,560	25,000
November 29, 2018	2,371,917	50,000
Total	10,098,817	$210,306

The following table summarizes total shares issued and proceeds received related to capital activity during the period from September 11, 2017 (commencement of operations) to December 31, 2017:

	Shares Issued	Proceeds Received
September 19, 2017	100	$2
October 4, 2017	875,004	17,500
November 22, 2017	1,503,784	30,045
December 20, 2017	1,751,795	35,001
Total	4,130,683	$82,548

On December 28, 2018, the Company issued a capital call and delivered capital drawdown notices totaling $24,953. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were 1,218,407 and 0 subscribed but unissued shares as of December 31, 2018 and December 31, 2017, respectively.
Subscription transactions during the year ended December 31, 2018 and during the period from September 11, 2017 (commencement of operations) to December 31, 2017 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.11 per share and $0.26 per share, respectively, for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year/period.
Basic and diluted earnings per common share were as follows:

	For the year ended December 31, 2018	For the period from September 11, 2017 (commencement of operations) to December 31, 2017

Net increase (decrease) in net assets resulting from operations	$10,565	$174
Weighted-average common shares outstanding	7,907,949	1,421,700
Basic and diluted earnings per common share	$1.34	$0.12
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017:

	For the year ended December 31, 2018	For the period from September 11, 2017 (commencement of operations) to December 31, 2017

Per Share Data:
Net asset value per share, beginning of year/period	$20.03	$20.00
Net investment income (loss) (1)	1.78	(0.50)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.07)	0.27
Net increase (decrease) in net assets resulting from operations	1.71	(0.23)
Dividends declared (2)	(1.53)	—
Effect of offering price of subscriptions (3)	0.11	0.26
Net asset value per share, end of year/period	$20.32	$20.03
Number of shares outstanding, end of year/period	14,299,500	4,130,683
Total return based on net asset value (4)	9.09%	0.15%
Net assets, end of year/period	$289,214	$82,722
Ratio to average net assets (5):
Expenses before incentive fees	5.84%	4.19%
Expenses after incentive fees	6.90%	4.19%
Net investment income (loss)	7.92%	(1.75)%
Interest expense and credit facility fees	3.10%	0.66%
Ratios/Supplemental Data:
Asset coverage, end of year/period	232.85%	236.17%
Portfolio turnover	20.41%	8.76%
Total committed capital, end of year/period	1,227,938	508,928
Ratio of total contributed capital to total committed capital, end of year/period	23.85%	16.21%
Weighted-average shares outstanding	7,907,949	1,421,700

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the year/period divided by the weighted average number of shares outstanding for the year/period.

(2)
Dividends declared per share was calculated as the sum of dividends declared during the year/period divided by the number of shares outstanding at the quarter-end date (refer to Note 7, to the financial statements in Part II, Item 8 of this Form 10-K).

(3)	Increase (decrease) is due to the offering price of subscriptions during the year/period (refer to Note 7, to the financial statements in Part II, Item 8 of this Form 10-K).

(4)
Total return based on net asset value is based on the change in net asset value per share during the year/period plus the declared dividends divided by the beginning net asset value for the year/period. Total return for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 is inclusive of $0.11 per share and $0.26 per share, respectively, increase (decrease) in net asset value related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return would have been 8.54% and (1.15)%, respectively, for the year ended December 31, 2018 and for the period from September 11, 2017 (commencement of operations) to December 31, 2017 (refer to Note 7, to the financial statements in Part II, Item 8 of this Form 10-K). Total return for the period from September 11, 2017 (commencement of operations) to December 31, 2017 has not been annualized.

(5)
These ratios to average net assets for the period from September 11, 2017 (commencement of operations) to December 31, 2017 have not been annualized. The Company commenced operations on September 11, 2017; therefore, ratios to average net assets and portfolio turnover for the period from September 11, 2017 (commencement of operations) to December 31, 2017 may have been different had there been a full year of operations.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of December 31, 2018 and 2017, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2018 and 2017.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2018 and 2017, the Company has yet to file any tax returns and therefore is not yet subject to examination. The Company expects to elect a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2018 and 2017, permanent differences primarily due to the tax treatment of offering costs resulted in a net decrease in total distributable loss by $892 and $0, respectively, and net decrease in additional paid-in capital in excess of par by $892 and $0, respectively, on the Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the periods from September 11, 2017 (commencement of operations) to June 30, 2018 and from July 1, 2018 to December 31, 2018 was as follows:

	For the period from September 11, 2017 (commencement of operations) to June 30, 2018	For the period from July 1, 2018 to December 31, 2018
Ordinary income	$3,574	$10,806
Tax return of capital	$—	$—
Income Tax Information and Distributions to Stockholders
As of June 30, 2018, the components of accumulated earnings (deficit) on a tax basis were as follows:

Undistributed ordinary income	$376
Other book/tax temporary differences(1)	(367)
Net unrealized appreciation (depreciation) on investments	4,327
Total accumulated earnings (deficit)	$4,336

(1)	Consists of the unamortized portion of organization costs as of June 30, 2018.
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
11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018
	Q4	Q3	Q2	Q1
Total investment income	$11,446	$7,726	$4,393	$2,743
Net expenses	4,153	4,364	2,240	1,497
Net investment income (loss)	7,293	3,362	2,153	1,246
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(6,810)	(124)	2,813	632
Net increase (decrease) in net assets resulting from operations	483	3,238	4,966	1,878
NAV per share	20.32	20.69	20.71	20.21
Basic and diluted earnings per common share	$0.04	$0.36	$0.88	$0.44

	2017
	Q4	Q3
Total investment income	$991	$—
Net expenses	1,305	394
Net investment income (loss)	(314)	(394)
Net change in unrealized appreciation (depreciation) on investments	882	—
Net increase (decrease) in net assets resulting from operations	568	(394)
NAV per share	20.03	10.85
Basic and diluted earnings per common share	$0.33	$(178.42)
12. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the financial statements were issued, except as disclosed below.
On February 15, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $35,000. Proceeds from the capital call and the related issuance of 1,677,049 shares is expected on or about February 28, 2019.
Subsequent to December 31, 2018, the Company borrowed $90,000 under the Subscription Facility to fund investment acquisitions. The Company also voluntarily repaid $10,000 under the Subscription Facility.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2018 was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	65

Statements of Assets and Liabilities as of December 31, 2018 and 2017	66

Statements of Operations for the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017	67

Statements of Changes in Net Assets for the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017	68

Statements of Cash Flows for the year ended December 31, 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017	69

Schedules of Investments as of December 31, 2018 and 2017	76

Notes to Financial Statements	78
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Revolving Credit Agreement (1)

10.5	Master Custodian Agreement (2)

10.6
First Amendment, dated as of March 14, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, Bank of America, N.A. as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranger. (3)

10.7
Second Amendment, dated as of November 16, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, and Bank of America, N.A. as administrative agent.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)

(2)	Incorporated by reference to the Company’s Form 10-K filed by the Company on March 1, 2018 (File No. 000-55848)

(3)	Incorporated by reference to the Company’s Form 10-Q filed by the Company on May 4, 2018 (File No. 000-55848)

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.

Dated: February 27, 2019	By	/s/ Michael A. Hart
Michael A. Hart
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 27, 2019	By	/s/ Michael A. Hart
Michael A. Hart
Director and Chief Executive Officer (principal executive officer)

Dated: February 27, 2019	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 27, 2019	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 27, 2019	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 27, 2019	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: February 27, 2019	By	/s/ John G. Nestor
John G. Nestor
Director