Form 10-Q
period 2019-03-31
TCG BDC II, Inc.
filed 2019-05-08
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 000-55848

TCG BDC II, INC.
(Exact name of Registrant as specified in its charter)

Maryland	81-5320146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 40th Floor, New York, NY 10022	(212) 813-4900
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 8, 2019 was 20,260,641.

TCG BDC II, INC.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $697,185 and $513,010, respectively)	$696,897	$510,427
Cash and cash equivalents	7,901	4,245
Deferred financing costs	1,313	1,527
Receivable for investment sold	—	1,243
Interest receivable from non-controlled/non-affiliated investments	3,271	2,181
Prepaid expenses and other assets	2,063	573
Total assets	$711,445	$520,196
LIABILITIES
Secured borrowings (Note 5)	$304,400	$217,700
Payable for investments purchased	—	1,870
Due to Investment Adviser	93	18
Interest and credit facility fees payable (Note 5)	2,574	1,848
Dividend payable (Note 7)	8,049	6,545
Management and incentive fees payable (Note 4)	2,609	2,020
Administrative service fees payable (Note 4)	94	45
Other accrued expenses and liabilities	1,172	936
Total liabilities	318,991	230,982
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 19,065,026 shares and 14,229,500 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	191	142
Paid-in capital in excess of par value	391,711	291,820
Subscribed but unissued shares	—	24,953
Subscription receivable	—	(24,953)
Total distributable earnings (loss)	552	(2,748)
Total net assets	$392,454	$289,214
NET ASSETS PER SHARE	$20.59	$20.32
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2019	March 31, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,941	$2,691
Other income	1,161	52
Total investment income from non-controlled/non-affiliated investments	15,102	2,743
Total investment income	15,102	2,743
Expenses:
Organization costs (Note 2)	—	7
Offering costs (Note 2)	—	298
Management fees (Note 4)	1,057	281
Net investment income incentive fees (Note 4)	1,552	—
Professional fees	120	101
Administrative service fees (Note 4)	132	100
Interest expense (Note 5)	2,882	309
Credit facility fees (Note 5)	295	204
Directors’ fees and expenses	48	50
Other general and administrative	219	147
Total expenses	6,305	1,497
Net investment income (loss)	8,797	1,246
Net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	257	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,295	632
Net change in unrealized appreciation (depreciation) on investments	2,552	632
Net increase (decrease) in net assets resulting from operations	$11,349	$1,878
Basic and diluted earnings per common share (Note 8)	$0.71	$0.44
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	16,051,688	4,223,651
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2019	March 31, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$8,797	$1,246
Net realized gain (loss) on investments	257	—
Net change in unrealized appreciation (depreciation) on investments	2,295	632
Net increase (decrease) in net assets resulting from operations	11,349	1,878
Capital transactions:
Common stock issued	99,940	16,944
Dividends declared (Note 10)	(8,049)	(1,312)
Net increase (decrease) in net assets resulting from capital share transactions	91,891	15,632
Net increase (decrease) in net assets	103,240	17,510
Net assets at beginning of period	289,214	82,722
Net assets at end of period	$392,454	$100,232
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,349	$1,878
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	239	114
Amortization of deferred offering costs	—	298
Net accretion of discount on investments	(464)	(68)
Net realized (gain) loss on investments	(257)	—
Net change in unrealized (appreciation) depreciation on investments	(2,295)	(632)
Cost of investments purchased and change in payable for investments purchased	(194,256)	(67,012)
Proceeds from sales and repayments of investments and change in receivable for investments sold	10,175	2,289
Changes in operating assets:
Interest receivable	(1,090)	(605)
Prepaid expenses and other assets	(1,490)	(730)
Changes in operating liabilities:
Due to Investment Adviser	75	(490)
Interest and credit facility fees payable	726	231
Management and incentive fees payable	589	29
Administrative service fees payable	49	17
Other accrued expenses and liabilities	236	161
Net cash provided by (used in) operating activities	(176,414)	(64,520)
Cash flows from financing activities:
Proceeds from issuance of common stock	99,940	16,944
Borrowings on Subscription Facility	146,200	61,600
Repayments of Subscription Facility	(59,500)	(49,000)
Dividends paid in cash	(6,545)	—
Debt issuance costs paid	(25)	(2,112)
Offering costs paid	—	(1,112)
Net cash provided by (used in) financing activities	180,070	26,320
Net increase (decrease) in cash and cash equivalents	3,656	(38,200)
Cash and cash equivalents, beginning of period	4,245	70,570
Cash and cash equivalents, end of period	$7,901	$32,370
Supplemental disclosures:
Interest paid during the period	$2,127	$81
Dividends declared during the period	$8,049	$1,312
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.69%)
Aero Operating, LLC (Dejana Industries, Inc.)	(2) (3) (6)	Business Services	L + 7.25%	9.74%	1/5/2018	12/29/2022	$6,813	$6,761	$6,784	1.73%
Alpine SG, LLC	(2) (3)	High Tech Industries	L + 5.50%	8.24%	2/2/2018	11/16/2022	13,801	13,684	13,741	3.50
American Physician Partners, LLC	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.50%	9.10%	1/7/2019	12/21/2021	35,376	34,798	35,388	9.02
Analogic Corporation	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	8.50%	6/22/2018	6/22/2024	35,160	34,474	34,586	8.81
Anchor Hocking, LLC	(2) (3)	Durable Consumer Goods	L + 8.25%	10.99%	1/25/2019	1/25/2024	11,575	11,208	11,199	2.85
Apptio, Inc.	(2) (3) (6)	Software	L + 7.25%	9.74%	1/10/2019	1/10/2025	28,402	27,802	28,332	7.22
Avenu Holdings, LLC	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.85%	9/28/2018	9/28/2024	38,959	38,326	38,199	9.73
Central Security Group, Inc.	(2) (3)	Consumer Services	L + 5.63%	8.13%	4/5/2018	10/6/2021	3,612	3,599	3,558	0.91
Chemical Computing Group ULC (Canada)	(2) (3) (6) (7)	Software	L + 5.50%	8.00%	8/30/2018	8/30/2023	15,755	15,539	15,619	3.98
CircusTrix Holdings, LLC	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.50%	8.00%	2/2/2018	12/16/2021	9,190	9,117	9,037	2.30
Comar Holding Company, LLC	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	7.74%	6/18/2018	6/18/2024	27,137	26,526	26,647	6.79
Dade Paper & Bag, LLC	(2) (3)	Forest Products & Paper	L + 7.00%	9.50%	1/24/2018	6/9/2024	6,266	6,216	6,251	1.59
Datto, Inc.	(2) (3) (6)	High Tech Industries	L + 8.00%	10.49%	12/7/2017	12/7/2022	17,667	17,452	18,027	4.59
Derm Growth Partners III, LLC (Dermatology Associates)	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.25%	8.85%	2/15/2018	5/31/2022	15,189	14,999	13,988	3.56
DTI Holdco, Inc.	(2) (3)	High Tech Industries	L + 4.75%	7.49%	12/18/2018	9/30/2023	1,990	1,869	1,860	0.47
Ensono, LP	(2) (3)	Telecommunications	L + 5.25%	7.75%	4/30/2018	6/27/2025	8,602	8,523	8,505	2.17
GRO Sub Holdco, LLC (Grand Rapids)	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	8.60%	2/28/2018	2/22/2024	6,653	6,491	6,241	1.59
iCIMS, Inc.	(2) (3) (6)	Software	L + 6.50%	8.99%	9/12/2018	9/12/2024	20,025	19,629	19,798	5.05
Innovative Business Services, LLC	(2) (3) (6)	High Tech Industries	L + 5.50%	8.30%	4/5/2018	4/5/2023	16,266	15,756	15,917	4.06
Mailgun Technologies, Inc.	(2) (3) (6)	High Tech Industries	L + 6.00%	8.61%	3/26/2019	3/26/2025	11,526	11,273	11,268	2.87
National Carwash Solutions, Inc.	(2) (3) (6)	Automotive	L + 6.00%	8.49%	8/7/2018	4/28/2023	8,391	8,216	8,292	2.11
NES Global Talent Finance US, LLC (United Kingdom)	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	8.24%	5/9/2018	5/11/2023	9,967	9,813	9,773	2.49
Nexus Technologies, LLC	(2) (3)	High Tech Industries	L + 5.50%	8.10%	12/11/2018	12/5/2023	6,219	6,164	6,083	1.55
North American Dental Management, LLC	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 5.25%	7.81%	10/26/2018	7/7/2023	5,538	5,386	5,390	1.37
Northland Telecommunications Corporation	(2) (3) (6)	Media: Broadcast & Subscription	L + 5.75%	8.24%	10/1/2018	10/1/2025	21,584	21,255	21,284	5.42
PPC Flexible Packaging, LLC	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	7.75%	11/23/2018	11/23/2024	13,767	13,552	13,437	3.42
PSI Services, LLC	(2) (3)	Business Services	L + 5.00%	7.51%	9/19/2018	1/20/2023	4,527	4,473	4,458	1.14
Redwood Services Group, LLC	(2) (3)	High Tech Industries	L + 6.00%	8.63%	11/13/2018	6/6/2023	6,028	5,984	6,004	1.53

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.69%) (continued)
Sapphire Convention, Inc. (Smart City)	(2) (3) (6)	Telecommunications	L + 5.25%	7.93%	11/20/2018	11/20/2025	$28,793	$28,162	$28,270	7.20%
Smile Doctors, LLC	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 5.75%	8.36%	10/6/2017	10/6/2022	19,034	18,870	18,715	4.77
Sovos Brands Intermediate, Inc.	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.50%	11/16/2018	11/20/2025	20,050	19,858	19,799	5.05
SPay, Inc.	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%	8.26%	6/15/2018	6/15/2024	19,966	19,415	18,338	4.67
Tank Holding Corp.	(2) (3) (6)	Capital Equipment	L + 4.00%	6.49%	3/26/2019	3/26/2024	—	—	—	—
Transform SR Holdings, LLC	(2) (3) (9)	Retail	L + 7.25%	9.74%	2/11/2019	2/11/2024	19,050	18,862	18,860	4.81
Trump Card, LLC	(2) (3) (6)	Transportation: Cargo	L + 5.00%	7.61%	6/26/2018	4/21/2022	7,955	7,892	7,864	2.00
USLS Acquisition, Inc.	(2) (3) (6)	Business Services	L + 5.75%	8.35%	11/30/2018	11/30/2024	19,128	18,694	18,623	4.75
VRC Companies, LLC	(2) (3) (6)	Business Services	L + 6.50%	9.01%	1/29/2019	3/31/2023	4,407	4,262	4,296	1.10
Westfall Technik, Inc.	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 5.00%	7.60%	9/13/2018	9/13/2024	19,935	19,480	19,376	4.94
Zemax Software Holdings, LLC	(2) (3) (6)	Software	L + 5.75%	8.35%	6/25/2018	6/25/2024	10,223	10,034	10,132	2.58
Zenith Merger Sub, Inc.	(2) (3) (6)	Business Services	L + 5.50%	8.10%	12/13/2017	12/13/2023	12,402	12,208	12,267	3.13
First Lien Debt Total								$576,622	$576,206	146.82%
Second Lien Debt (16.21%)
Access CIG, LLC	(2) (3)	Business Services	L + 7.75%	10.24%	2/14/2018	2/27/2026	$2,700	$2,678	$2,653	0.68%
Aimbridge Acquisition Co., Inc.	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.99%	2/1/2019	2/1/2027	7,727	7,594	7,631	1.95
Argon Medical Devices Holdings, Inc.	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.50%	11/2/2017	1/23/2026	9,497	9,438	9,458	2.41
Brave Parent Holdings, Inc.	(2) (3)	Software	L + 7.50%	10.00%	10/3/2018	4/19/2026	19,062	18,627	18,495	4.71
Outcomes Group Holdings, Inc.	(2) (3)	Business Services	L + 7.50%	10.00%	10/23/2018	10/26/2026	4,500	4,491	4,484	1.14
PharmaLogic Holdings Corp.	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 8.00%	10.50%	6/7/2018	12/11/2023	563	560	563	0.14
Project Accelerate Parent, LLC	(2) (3)	Software	L + 8.50%	10.99%	1/2/2018	1/2/2026	17,500	17,105	17,278	4.40
Santa Cruz Holdco, Inc.	(2) (3)	Non-durable Consumer Goods	L + 8.25%	10.85%	12/15/2017	12/13/2024	7,600	7,534	7,565	1.93
Tank Holding Corp.	(2) (3)	Capital Equipment	L + 8.25%	10.74%	3/26/2019	3/26/2027	37,380	36,634	36,633	9.33
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	10.50%	8/9/2018	8/9/2026	8,333	8,175	8,227	2.10
Second Lien Debt Total								$112,836	$112,987	28.79%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Type	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (1.10%)
ANLG Holdings, LLC	(8)	Healthcare & Pharmaceuticals	Common stock	6/22/2018	879,689	$880	$880	0.22%
Avenu Holdings, LLC	(8)	Sovereign & Public Finance	Common stock	9/28/2018	172,413	172	165	0.04
GRO Sub Holdco, LLC (Grand Rapids)	(8)	Healthcare & Pharmaceuticals	Common stock	3/29/2018	500,000	500	220	0.06
Mailgun Technologies, Inc.	(8)	High Tech Industries	Common stock	3/26/2019	423,729	424	424	0.11
North Haven Goldfinch Topco, LLC	(8)	Containers, Packaging & Glass	Common stock	6/18/2018	2,314,815	2,315	2,362	0.60
PPC Flexible Packaging, LLC	(8)	Containers, Packaging & Glass	Common stock	2/1/2019	965	965	965	0.25
SiteLock Group Holdings, LLC	(8)	High Tech Industries	Common stock	4/5/2018	446,429	446	552	0.14
Tank Holding Corp.	(8)	Capital Equipment	Common stock	3/26/2019	850	850	850	0.22
USLS Acquisition, Inc.	(8)	Business Services	Common stock	11/30/2018	640,569	641	641	0.16
Zenith American Holding, Inc.	(8)	Business Services	Preferred stock	12/13/2017	219,616	221	331	0.08
Zenith American Holding, Inc.	(8)	Business Services	Common stock	12/13/2017	219,616	—	—	—
Zillow Topco LP	(8)	Software	Common stock	6/25/2018	312,500	313	314	0.08
Equity Investments Total						$7,727	$7,704	1.96%
Total investments—non-controlled/non-affiliated						$697,185	$696,897	177.57%
Total investments						$697,185	$696,897	177.57%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by TCG BDC II, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “BDC II” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2019. As of March 31, 2019, the reference rates for all LIBOR loans were the 30-day LIBOR at 2.49%, the 90-day LIBOR at 2.60% and the 180-day LIBOR rate at 2.66%.

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

(6)	As of March 31, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$378	$(2)
American Physician Partners, LLC	Delayed Draw	1.00	4,200	1
American Physician Partners, LLC	Revolver	0.50	1,875	1
Analogic Corporation	Revolver	0.50	3,365	(50)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Apptio, Inc.	Revolver	0.50%	$2,367	$(5)
Chemical Computing Group ULC	Revolver	0.50	903	(7)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(16)
Comar Holding Company, LLC	Delayed Draw	1.00	5,135	(74)
Comar Holding Company, LLC	Revolver	0.50	2,011	(29)
Datto, Inc.	Revolver	0.50	360	7
Derm Growth Partners III, LLC (Dermatology Associates)	Delayed Draw	1.00	2,736	(31)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(165)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(25)
iCIMS, Inc.	Revolver	0.50	1,252	(13)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(61)
Innovative Business Services, LLC	Revolver	0.50	2,232	(35)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(28)
National Carwash Solutions, Inc.	Delayed Draw	1.00	1,494	(14)
National Carwash Solutions, Inc.	Revolver	0.50	391	(4)
North American Dental Management, LLC	Delayed Draw	1.00	2,847	(50)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(22)
Pharmalogic Holdings Corp.	Delayed Draw	1.00	237	—
PPC Flexible Packaging, LLC	Revolver	0.50	1,884	(40)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	4,528	(71)
Smile Doctors, LLC	Delayed Draw	1.00	4,560	(59)
Smile Doctors, LLC	Revolver	0.50	964	(13)
SPay, Inc.	Delayed Draw	1.00	9,545	(204)
SPay, Inc.	Revolver	0.50	1,227	(84)
Tank Holding Corp.	Revolver	0.50	47	—
Trump Card, LLC	Revolver	0.50	606	(6)
USLS Acquisition, Inc.	Delayed Draw	1.00	3,168	(69)
USLS Acquisition, Inc.	Revolver	0.50	946	(21)
VRC Companies, LLC	Delayed Draw	1.00	10,627	(79)
Westfall Technik, Inc.	Delayed Draw	1.00	5,022	(100)
Westfall Technik, Inc.	Revolver	0.50	3,017	(60)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(10)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	4,952	(36)
Zenith Merger Sub, Inc.	Revolver	0.50	1,219	(9)
Total unfunded commitments			$101,495	$(1,483)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2019, the aggregate fair value of these securities is $7,704, or 1.96% of the Company's net assets.

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Transform SR Holdings, LLC (nil). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

As of March 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$557,760	$557,346	79.98%
First Lien/Last Out Unitranche	18,862	18,860	2.71
Second Lien Debt	112,836	112,987	16.21
Equity Investments	7,727	7,704	1.10
Total	$697,185	$696,897	100.00%
The rate type of debt investments at fair value as of March 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$689,458	$689,193	100.00%
Total	$689,458	$689,193	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2019
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of March 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Automotive	$8,216	$8,292	1.19%
Beverage, Food & Tobacco	28,033	28,026	4.02
Business Services	54,429	54,537	7.83
Capital Equipment	37,484	37,483	5.38
Chemicals, Plastics & Rubber	19,480	19,376	2.78
Consumer Services	3,599	3,558	0.51
Containers, Packaging & Glass	43,358	43,411	6.23
Durable Consumer Goods	11,208	11,199	1.61
Energy: Oil & Gas	9,813	9,773	1.40
Forest Products & Paper	6,216	6,251	0.90
Healthcare & Pharmaceuticals	126,396	125,429	18.00
High Tech Industries	73,052	73,876	10.60
Hotel, Gaming & Leisure	36,126	35,006	5.02
Media: Broadcast & Subscription	21,255	21,284	3.05
Non-durable Consumer Goods	7,534	7,565	1.09
Retail	18,862	18,860	2.71
Software	109,049	109,968	15.78
Sovereign & Public Finance	38,498	38,364	5.49
Telecommunications	36,685	36,775	5.28
Transportation: Cargo	7,892	7,864	1.13
Total	$697,185	$696,897	100.00%
The geographical composition of investments at fair value as of March 31, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$15,539	$15,619	2.24%
United Kingdom	9,813	9,773	1.40
United States	671,833	671,505	96.36
Total	$697,185	$696,897	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

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

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Westfall Technik, Inc.	Delayed Draw	1.00%	$15,258	$(372)
Westfall Technik, Inc.	Revolver	0.50	2,155	(53)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(11)
Zenith Merger Sub, Inc.	Revolver	0.50	736	(6)
Total unfunded commitments			$92,933	$(1,693)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)
Security acquired in transaction exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2018, the aggregate fair value of these securities is $5,478, or 1.90% of the Company's net assets.

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
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2019
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
TCG BDC II, Inc. (together with its consolidated subsidiaries, “BDC II” or the “Company”) is a Maryland corporation formed on February 10, 2017 with the name Carlyle Private Credit, Inc., which was changed to TCG BDC II, Inc. on March 3, 2017. The Company is structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C., “CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group L.P. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company generally uses the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand alone first lien loans, first lien/last out loans, and "unitranche" loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities), although the Company may make investments in issuers with EBITDA outside of such range.
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
TCG BDC II SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 28, 2019. The SPV had not yet commenced operations as of March 31, 2019 and intends to invest in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 28, 2019.

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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 for further information about fair value measurements.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018 and for the periods then ended, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2019 and 2018, the Company earned $1,161 and $52, respectively, in other income, primarily from unused and arranger fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019 and December 31, 2018 and for the periods then ended, no loans in the portfolio were on non-accrual status.
Subscription Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)
Interest expense and unused commitment fees on the senior secured revolving credit facility (as amended, the “Subscription Facility”) are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
The Subscription Facility is recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Subscription Facility. Amortization of deferred financing costs for the credit facility is computed on the straight-line basis over the term of the credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of March 31, 2019 and December 31, 2018, $1,500 of initial organization and offering costs had been incurred by the Company and $586 and $544, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. The SPV is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
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
Recent Accounting Standards Updates
The FASB issued Accounting Standards Update (“ASU”) ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement in August 2018, which modifies disclosure requirements pertaining to fair value measurement of Level 3 securities for public companies. Under the new standard, reporting entities can remove the disclosures no longer required and amend the disclosures immediately with retrospective application. The effective date for the additional disclosures for all public and nonpublic companies is for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures immediately and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 in 2018. No significant changes were made to the Company’s fair value disclosures in the notes to the consolidated financial statements in order to comply with ASU 2018-13.
In September 2018, related to the Disclosure Update and Simplification release (“the DUS Release”), the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes that the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company has adopted the new requirement starting with the quarter that began on January 1, 2019, which did not have a material impact on the Company’s consolidated financial statements.
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2019 and December 31, 2018.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•
Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. Financial instruments in this category generally include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2019 and 2018, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$576,206	$576,206
Second Lien Debt	—	—	112,987	112,987
Equity Investments	—	—	7,704	7,704
Total	$—	$—	$696,897	$696,897

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$438,742	$438,742
Second Lien Debt	—	—	66,207	66,207
Equity Investments	—	—	5,478	5,478
Total	$—	$—	$510,427	$510,427

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$438,742	$66,207	$5,478	$510,427
Purchases	143,954	46,193	2,239	192,386
Sales	(1,042)	—	(486)	(1,528)
Paydowns	(7,404)	—	—	(7,404)
Accretion of discount	432	32	—	464
Net realized gains (losses)	(12)	—	269	257
Net change in unrealized appreciation (depreciation)	1,536	555	204	2,295
Balance, end of period	$576,206	$112,987	$7,704	$696,897
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2019 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$1,519	$555	$338	$2,412

	Financial Assets For the three month period ended March 31, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$50,045	$30,806	$438	$81,289
Purchases	39,132	19,917	500	59,549
Paydowns	(2,289)	—	—	(2,289)
Accretion of discount	49	19	—	68
Net change in unrealized appreciation (depreciation)	342	253	37	632
Balance, end of period	$87,279	$50,995	$975	$139,249
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$345	$253	$37	$635
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2019 and December 31, 2018:

	Fair Value as of March 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$547,813	Discounted Cash Flow	Discount Rate	6.81%	11.91%	9.14%
	$28,393	Consensus Pricing	Indicative Quotes	93.50%	102.00%	100.51%
Total First Lien Debt	576,206
Investments in Second Lien Debt	110,334	Discounted Cash Flow	Discount Rate	10.33%	11.45%	11.03%
	2,653	Consensus Pricing	Indicative Quotes	98.25%	98.25%	98.25%
Total Second Lien Debt	112,987
Investments in Equity	7,704	Income Approach	Discount Rate	8.08%	12.73%	9.95%
		Market Approach	Comparable Multiple	7.93x	16.48x	10.64x
Total Equity Investments	7,704
Total Level 3 Investments	$696,897

	Fair Value as of December 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$432,295	Discounted Cash Flow	Discount Rate	5.57%	9.63%	7.38%
	$6,447	Consensus Pricing	Indicative Quotes	93.25%	98.00%	96.63%
Total First Lien Debt	438,742
Investments in Second Lien Debt	63,556	Discounted Cash Flow	Discount Rate	7.93%	9.81%	9.41%
	2,651	Consensus Pricing	Indicative Quotes	98.17%	98.17%	98.17%
Total Second Lien Debt	66,207
Investments in Equity	5,478	Income Approach	Discount Rate	8.51%	12.84%	10.14%
		Market Approach	Comparable Multiple	7.74x	14.70x	10.48x
Total Equity Investments	5,478
Total Level 3 Investments	$510,427
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$304,400	$304,400	$217,700	$217,700
Total	$304,400	$304,400	$217,700	$217,700
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement is two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Investment Period” commenced on September 11, 2017 and will continue until September 11, 2021, provided that it may be extended by the Board of Directors, in its discretion, for one additional one-year period, and, such end date may be further extended thereafter with the approval of holders of a majority of the shares of the Company’s common stock. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
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

For the three month periods ended March 31, 2019 and 2018, management fees were $1,057 and $281 respectively, incentive fees related to pre-incentive fee net investment income were $1,552 and $0, respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month periods ended March 31, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under US GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid through March 31, 2019.
As of March 31, 2019 and December 31, 2018, $2,609 and $2,020, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month periods ended March 31, 2019 and 2018, the Company incurred $132 and $100, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, $94 and $45, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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

For the three month periods ended March 31, 2019 and 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $154 and $93, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, $706 and $552, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month periods ended March 31, 2019 and 2018, TCG earned $413 and $0, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid $413 and $0, respectively, in placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three month periods ended March 31, 2019 and 2018, the Company incurred $48 and $50, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. As of March 31, 2019 and December 31, 2018, there were no unpaid directors’ fees and expenses.
5. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2019 and December 31, 2018, asset coverage was 228.93% and 232.85%, respectively. During the three month periods ended March 31, 2019 and 2018, there were secured borrowings of $146,200 and $61,600, respectively, and repayments of $59,500 and $49,000 under the Subscription Facility. As of March 31, 2019 and December 31, 2018, there was $304,400 and $217,700, respectively, in secured borrowings outstanding.
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
As of March 31, 2019 and December 31, 2018, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Summary of Facility
The Subscription Facility consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$304,400	$70,600	$70,600
Total	$375,000	$304,400	$70,600	$70,600

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of March 31, 2019 and December 31, 2018, $2,518 and $1,763, respectively, of interest expense, $56 and $85, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2019 and 2018, the weighted average interest rate was 4.05% and 3.54%, respectively, and average principal debt outstanding was $284,768 and $35,302, respectively. As of March 31, 2019 and December 31, 2018, the weighted average interest rate was 4.05% and 4.05%, respectively, based on floating LIBOR rates.
For the three month periods ended March 31, 2019 and 2018, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Interest expense	$2,882	$309
Facility unused commitment fee	56	90
Amortization of deferred financing costs	239	114
Total interest expense and credit facility fees	$3,177	$513
Cash paid for interest expense	$2,127	$81
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2019 and December 31, 2018:

	Subscription Facility
Payment Due by Period	March 31, 2019	December 31, 2018
Less than 1 Year	$—	$—
1-3 Years	304,400	217,700
3-5 Years	—	—
More than 5 Years	—	—
Total	$304,400	$217,700
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2019 and December 31, 2018 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2019	December 31, 2018
Unfunded delayed draw commitments	$66,524	$64,927
Unfunded revolving term loan commitments	34,971	28,006
Total unfunded commitments	$101,495	$92,933
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the three month period ended March 31, 2019, the Company issued 4,835,526 shares for $99,940. The following table summarizes capital activity during the three month period ended March 31, 2019:

	Common Stock		Capital in Excess of Par Value	Subscribed But Unissued Shares	Subscription Receivable	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	14,229,500	$142	$291,820	$24,953	$(24,953)	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	4,835,526	49	99,891	—	—	—	—	—	99,940
Subscribed but unissued shares	—	—	—	(24,953)		—	—	—	(24,953)
Subscription receivable	—	—	—	—	24,953	—	—	—	24,953
Net investment income (loss)	—	—	—	—	—	8,797	—	—	8,797
Net realized gain (loss) on investments - non-controlled/non-affiliated	—	—	—	—	—	—	257	—	257
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	—	2,295	2,295
Dividends declared	—	—	—	—	—	(8,049)	—	—	(8,049)
Balance, end of period	19,065,026	$191	$391,711	$—	$—	$607	$233	(288)	$392,454
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
The following table summarizes total shares issued and proceeds received related to capital activity during the three month periods ended March 31, 2019:

	Shares Issued	Proceeds Received
January 10, 2019	1,218,407	$24,953
February 28, 2019	1,677,049	35,000
March 26, 2019	1,940,070	39,987
Total	4,835,526	$99,940

The following table summarizes total shares issued and proceeds received related to capital activity during the three month period ended March 31, 2018:

	Shares Issued	Proceeds Received
March 7, 2018	240,683	$4,941
March 28, 2018	587,500	12,003
Total	828,183	$16,944
Subscription transactions during the three month periods ended March 31, 2019 and 2018 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the three month periods ended March 31, 2019 and 2018, such subscription transactions increased net asset value by $0.03 per share and $0.04 per share, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Net increase (decrease) in net assets resulting from operations	$11,349	$1,878
Weighted-average common shares outstanding	16,051,688	4,223,651
Basic and diluted earnings per common share	$0.71	$0.44
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2019 and 2018:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Per Share Data:
Net asset value per share, beginning of period	$20.32	$20.03
Net investment income (loss) (1)	0.55	0.30
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.16	0.14
Net increase (decrease) in net assets resulting from operations	0.71	0.44
Dividends declared (2)	(0.47)	(0.30)
Effect of offering price of subscriptions (3)	0.03	0.04
Net asset value per share, end of period	$20.59	$20.21

Number of shares outstanding, end of period	19,065,026	4,958,866
Total return based on net asset value (4)	3.64%	2.40%
Net assets, end of period	$392,454	$100,232
Ratio to average net assets (5):
Expenses before incentive fees	0.33%	1.64%
Expenses after incentive fees	0.44%	1.64%
Net investment income (loss)	0.62%	1.37%
Interest expense and credit facility fees	0.22%	0.56%
Ratios/Supplemental Data:
Asset coverage, end of period	228.93%	236.65%
Portfolio turnover	1.68%	3.58%
Total committed capital, end of period	$1,227,753	$703,906
Ratio of total contributed capital to total committed capital, end of period	31.99%	14.13%
Weighted-average shares outstanding	16,051,688	4,223,651

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the quarter-end date (refer to Note 7, Net Assets).

(3)	Increase (decrease) is due to the offering price of subscriptions during the period (refer to Note 7, Net Assets).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the three month periods ended March 31, 2019 and 2018 is inclusive of $0.03 and $0.04, respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 3.49% and 2.20%, respectively, (refer to Note 7, Net Assets).

(5)	These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2019 and December 31, 2018, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2019 and December 31, 2018.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2019 and December 31, 2018, the Company had not yet filed any tax returns and therefore was not yet subject to examination. The Company elected a tax year-end of June 30 with the filing of its first tax return on April 11, 2019 covering the period from September 11, 2017 (commencement of operations) to June 30, 2018.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for three month periods ended March 31, 2019 and 2018 was as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Ordinary income	$8,049	$1,312
Tax return of capital	$—	$—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
The SPV closed on April 1, 2019 on a senior secured revolving credit facility (the “SPV Credit Facility”). The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $300,000, subject to availability under the SPV Credit Facility, which is based on certain advance rates multiplied by the value of the SPV’s portfolio investments, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum commitment up to an amount not to exceed $600,000. The SPV Credit Facility has a revolving period through October 15, 2022 and a maturity date of April 1, 2024. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year, which may be increased by 0.45% per year depending on asset mix and utilization. The SPV is also required to pay an undrawn commitment fee of 0.375% for the first 3 months after close and 0.50% thereafter. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV. As part of the SPV Credit Facility, the SPV is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the SPV including, but not limited to, restrictions on sector and geographic concentrations and loan size. In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the SPV is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, revolving and delayed draw loans).
Subsequent to March 31, 2019, the Company borrowed $119,500 under the SPV Credit Facility and Subscription Facility to fund investment acquisitions, of which $50,000 was the initial advance under the SPV Credit Facility on April 1, 2019 utilized to purchase loans from the Company. The Company also voluntarily repaid $57,500 under the Subscription Facility.
On April 26, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $25,000. Proceeds from the capital call and the related issuance of 1,195,615 shares were due and issued on May 8, 2019.
On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser, Administration Agreement with the Administrator, and the Sub-Administration Agreements, each for an additional one year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC II, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “BDC II” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of and elsewhere in this Form 10-Q.
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
We were incorporated on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc., and our name was changed to TCG BDC II, Inc. on March 3, 2017. We are structured as an externally managed, non-diversified closed-end investment company. We are conducting the private offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. In describing our business, we generally use the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We seek to achieve our investment objective through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (“Middle Market Senior Loans”), with the balance our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities), although we may make investments in issuers with EBITDA outside of such range.
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

•	administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;

•	the costs of any offerings of our common stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

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
PORTFOLIO AND INVESTMENT ACTIVITY
As of March 31, 2019, the fair value of our investments was approximately $696,897, comprised of 62 investments in 49 portfolio companies across 20 industries with 35 sponsors. As of December 31, 2018, the fair value of our investments was approximately $510,427, comprised of 49 investments in 41 portfolio companies across 17 industries with 31 sponsors.
Based on fair value as of March 31, 2019, our portfolio consisted of approximately 98.9% in secured debt (82.7% in first lien debt and 16.2% in second lien debt) and 1.1% in equity investments. Based on fair value as of March 31, 2019, all of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2018, our portfolio consisted of approximately 98.9% in secured debt (86.0% in first lien debt and 13.0% in second lien debt) and 1.1% in equity investments. Based on fair value as of December 31, 2018, all of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the three month periods ended March 31, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2019	March 31, 2018
Investments:
Total investments, beginning of period	$513,010	$80,407
New investments purchased	192,386	59,549
Net accretion of discount on investments	464	68
Net realized gain (loss) on investments	257	—
Investments sold or repaid	(8,932)	(2,289)
Total Investments, end of period	$697,185	$137,735
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$127,385	$39,898
First Lien/Last Out Unitranche	19,050	—
Second Lien Debt	47,104	20,379
Equity Investments	2,239	500
Total	$195,778	$60,777
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(8,454)	$(2,289)
Total	$(8,454)	$(2,289)
Number of new funded investments	12	9
Average amount of new funded investments	$16,032	$6,617
Percentage of new funded debt investments at floating interest rates	100%	100%
As of March 31, 2019 and December 31, 2018, investments consisted of the following:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$557,760	$557,346	$440,694	$438,742
First Lien/Last Out Unitranche	18,862	18,860	—	—
Second Lien Debt	112,836	112,987	66,611	66,207
Equity Investments	7,727	7,704	5,705	5,478
Total	$697,185	$696,897	$513,010	$510,427

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.93%	8.94%	8.76%	8.80%
First Lien/Last Out Unitranche	10.04%	10.04%	—%	—%
First Lien Debt Total	8.97%	8.97%	8.76%	8.80%
Second Lien Debt	10.97%	10.95%	10.90%	10.96%
First and Second Lien Debt Total	9.29%	9.30%	9.04%	9.09%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 9.04% to 9.29% from December 31, 2018 to March 31, 2019. The increase in weighted average yields was primarily due to the origination of higher yielding senior secured loans.
See the Consolidated Schedules of Investments as of March 31, 2019 and December 31, 2018 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$17.3	2.51%	$—	—%
Internal Risk Rating 2	631.5	91.63	477.8	94.63
Internal Risk Rating 3	1.8	0.26	20.9	4.14
Internal Risk Rating 4	38.6	5.60	6.2	1.23
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—
Total	$689.2	100.00%	$504.9	100.00%

As of March 31, 2019 and December 31, 2018, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1. As of March 31, 2019 and December 31, 2018, 3 and 1 of our debt investments, with an aggregate fair value of $38.6 million and $6.2 million, respectively, was assigned an Internal Risk Rating of 4-6 and no investments in the portfolio were on non-accrual status. All of our first and second lien debt investments were performing and current on their interest payments as of March 31, 2019 and December 31, 2018.
During the three month period ended March 31, 2019, 2 investments with fair value of $32.3 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2019 and 2018:
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month periods ended March 31, 2019 and 2018 was as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
First Lien Debt	$12,179	$1,769
Second Lien Debt	2,923	974
Total investment income	$15,102	$2,743
The increase in investment income for the three month period ended March 31, 2019 from the comparable period in 2018 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $697,185 as of March 31, 2019 from $137,735 as of March 31, 2018 at amortized cost, and total principal amount of investments outstanding increased to $709,734 as of March 31, 2019 from $139,913 as of March 31, 2018. As of March 31, 2019, the weighted average yield of our first and second lien debt investments decreased to 9.29% from 9.35% as of March 31, 2018, on amortized cost.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2019 and 2018 and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three month periods ended March 31, 2019 and 2018 was as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Total investment income	$15,102	$2,743
Total expenses	6,305	1,497
Net investment income (loss)	$8,797	$1,246

Expenses

	For the three month periods ended
	March 31, 2019	March 31, 2018
Organization costs	$—	$7
Offering costs	—	298
Management fees	1,057	281
Net investment income incentive fees	1,552	—
Professional fees	120	101
Administrative service fees	132	100
Interest expense	2,882	309
Credit facility fees	295	204
Directors’ fees and expenses	48	50
Other general and administrative	219	147
Total expenses	$6,305	$1,497

Interest expense and credit facility fees for the three month periods ended March 31, 2019 and 2018 were comprised of the following:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Interest expense	$2,882	$305
Facility unused commitment fee	56	90
Amortization of deferred financing costs	239	114
Total interest expense and credit facility fees	$3,177	$509
Cash paid for interest expense	$2,127	$81
The increase in interest expense for the three month period ended March 31, 2019 compared to the comparable period in 2018 was driven by increased drawings under the Subscription Facility related to increased deployment of capital for investments. For the three month period ended March 31, 2019, the average interest rate increased to 4.05% from 3.54% for the comparable period in 2018 and average principal debt outstanding increased to $284,768 from $35,302 for the comparable period in 2018.
The increase in management fees and incentive fees for the three month period ended March 31, 2019 from the comparable period in 2018 were driven by our increased deployment of capital. For the three month periods ended March 31, 2019 and 2018, management fees were $1,057 and $281, respectively, incentive fees related to pre-incentive fee net investment income were $1,552 and $0, respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month periods ended March 31, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“US GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid through March 31, 2019. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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

Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month period ended March 31, 2019, we had realized gains on 2 investments, totaling $269 which was offset by a change in realized depreciation on 1 investment totaling approximately $12. During the three month period ended March 31, 2018, there were no realized gains investments. During the three month periods ended March 31, 2019 and 2018, we had a change in unrealized appreciation on 41 and 14 investments, respectively, totaling approximately $4,576 and $923, respectively, which was offset by a change in unrealized depreciation on 14 and 3 investments, respectively, totaling approximately $2,281 and $291, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2019 and 2018 were as follows:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Net realized gain (loss) on investments	$257	$—
Net change in unrealized appreciation (depreciation) on investments	2,295	632
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$2,552	$632
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2019 and 2018 were as follows:

	For the three month periods ended
	March 31, 2019		March 31, 2018
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(12)	$1,536	$—	$342
Second Lien Debt	—	555	—	253
Equity Investments	269	204	—	37
Total	$257	$2,295	$—	$632
Net change in unrealized appreciation in our investments for the three month periods ended March 31, 2019 and 2018 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
For more information on the Subscription Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
As of March 31, 2019 and December 31, 2018, the Company had $7,901 and $4,245, respectively, in cash and cash equivalents. The Subscription Facility consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$304,400	$70,600	$70,600
Total	$375,000	$304,400	$70,600	$70,600

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of March 31, 2019 and December 31, 2018 were 19,065,026 and 14,299,500, respectively. The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2019 and 2018:

	For the three month periods ended
	March 31, 2019	March 31, 2018
Shares outstanding, beginning of period	14,229,500	4,130,683
Common stock issued	4,835,526	828,183
Shares outstanding, end of period	19,065,026	4,958,866
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of March 31, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility
Payment Due by Period	March 31, 2019	December 31, 2018
Less than 1 Year	$—	$—
1-3 Years	304,400	217,700
3-5 Years	—	—
More than 5 Years	—	—
Total	$304,400	$217,700
As of March 31, 2019 and December 31, 2018, $304,400 and $217,700, respectively, of secured borrowings were outstanding under the Subscription Facility. For the three month periods ended March 31, 2019 and 2018, we incurred $2,882 and $309, respectively, of interest expense and $56 and $90, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2019 and December 31, 2018 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2019	December 31, 2018
Unfunded delayed draw commitments	$66,524	$64,927
Unfunded revolving term loan commitments	34,971	28,006
Total unfunded commitments	$101,495	$92,933
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through March 31, 2019:

Date Declared	Record Date	Payment Date	Per Share Amount	Annualized Dividend Yield(1)
March 12, 2018	March 12, 2018	April 17, 2018	$0.30	6.3%
June 6, 2018	June 6, 2018	July 18, 2018	$0.37	7.9%
September 13, 2018	September 13, 2018	October 18, 2018	$0.40	9.1%
December 26, 2018	December 26, 2018	January 18, 2019	$0.46	9.9%
March 12, 2019	March 12, 2019	April 18, 2019	$0.47	10.0%

(1)
Annualized dividend yield is calculated by dividend the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2018.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2019 and December 31, 2018.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•
Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. Financial instruments in this category generally include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
See Note 3 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on fair value measurements.
Use of Estimates
The preparation of consolidated financial statements in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operation included in Part I, Item 1 of this Form 10-Q.
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
The SPV is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
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
Interest Rate Risk
As of March 31, 2019, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility is also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of March 31, 2019 and December 31, 2018. These hypothetical calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2019 and December 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2019 and December 31, 2018 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the interest rate as of March 31, 2019 and 2018, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2019 and December 31, 2018, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2019			As of December 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$21,054	$(9,132)	$11,922	$15,441	$(6,531)	$8,910
Up 200 basis points	$14,036	$(6,088)	$7,948	$10,294	$(4,354)	$5,940
Up 100 basis points	$7,018	$(3,044)	$3,974	$5,147	$(2,177)	$2,970
Down 100 basis points	$(7,018)	$3,044	$(3,974)	$(5,147)	$2,177	$(2,970)
Down 200 basis points	$(11,432)	$6,088	$(5,344)	$(8,267)	$4,354	$(3,913)
Down 300 basis points	$(11,927)	$7,618	$(4,309)	$(8,495)	$4,921	$(3,574)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, which is accessible on the SEC’s website at sec.gov.
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

TCG BDC II, INC.

Dated: May 8, 2019	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)