Form 10-Q
period 2019-06-30
TCG BDC II, Inc.
filed 2019-08-07
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 814-01248

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
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 7, 2019 was 23,173,265.

TCG BDC II, INC.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $791,927 and $513,010, respectively)	$790,551	$510,427
Cash and cash equivalents	21,302	4,245
Deferred financing costs	2,870	1,527
Receivable for investment sold	—	1,243
Interest receivable from non-controlled/non-affiliated investments	3,269	2,181
Prepaid expenses and other assets	2,495	573
Total assets	$820,487	$520,196
LIABILITIES
Secured borrowings (Note 5)	$325,000	$217,700
Payable for investments purchased	—	1,870
Due to Investment Adviser	181	18
Interest and credit facility fees payable (Note 5)	3,114	1,848
Dividend payable (Note 7)	10,333	6,545
Management and incentive fees payable (Note 4)	3,305	2,020
Administrative service fees payable (Note 4)	26	45
Other accrued expenses and liabilities	1,458	936
Total liabilities	343,417	230,982
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 23,173,265 shares and 14,229,500 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	232	142
Paid-in capital in excess of par value	476,448	291,820
Subscribed but unissued shares	—	24,953
Subscription receivable	—	(24,953)
Total distributable earnings (loss)	390	(2,748)
Total net assets	$477,070	$289,214
NET ASSETS PER SHARE	$20.59	$20.32
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,945	$4,292	$31,886	$6,983
Other income	1,204	101	2,365	153
Total investment income from non-controlled/non-affiliated investments	19,149	4,393	34,251	7,136
Total investment income	19,149	4,393	34,251	7,136
Expenses:
Organization costs (Note 2)	—	—	—	7
Offering costs (Note 2)	—	277	—	575
Management fees (Note 4)	1,356	409	2,413	690
Net investment income incentive fees (Note 4)	1,949	—	3,501	—
Professional fees	215	181	335	282
Administrative service fees (Note 4)	67	108	199	208
Interest expense (Note 5)	3,544	719	6,426	1,028
Credit facility fees (Note 5)	599	315	894	519
Directors’ fees and expenses	48	52	96	102
Other general and administrative	332	179	551	326
Total expenses	8,110	2,240	14,415	3,737
Net investment income (loss)	11,039	2,153	19,836	3,399
Net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	—	—	257	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,088)	2,813	1,207	3,445
Net realized gain (loss) change in unrealized appreciation (depreciation) on investments	(1,088)	2,813	1,464	3,445
Net increase (decrease) in net assets resulting from operations	$9,951	$4,966	$21,300	$6,844
Basic and diluted earnings per common share (Note 8)	$0.50	$0.88	$1.18	$1.38
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	19,934,546	5,665,650	18,064,427	4,948,656
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2019	June 30, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$19,836	$3,399
Net realized gain (loss) on investments	257	—
Net change in unrealized appreciation (depreciation) on investments	1,207	3,445
Net increase (decrease) in net assets resulting from operations	21,300	6,844
Capital transactions:
Common stock issued	184,938	80,825
Dividends declared (Note 10)	(18,382)	(3,574)
Net increase (decrease) in net assets resulting from capital share transactions	166,556	77,251
Net increase (decrease) in net assets	187,856	84,095
Net assets at beginning of period	289,214	82,722
Net assets at end of period	$477,070	$166,817
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,300	$6,844
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	547	289
Amortization of deferred offering costs	—	575
Net accretion of discount on investments	(1,774)	(185)
Paid-in-kind interest	(681)	—
Net realized (gain) loss on investments	(257)	—
Net change in unrealized (appreciation) depreciation on investments	(1,207)	(3,445)
Cost of investments purchased and change in payable for investments purchased	(343,644)	(217,596)
Proceeds from sales and repayments of investments and change in receivable for investments sold	66,812	4,758
Changes in operating assets:
Interest receivable	(1,088)	(1,247)
Prepaid expenses and other assets	(1,922)	(1,250)
Changes in operating liabilities:
Due to Investment Adviser	163	(2,714)
Interest and credit facility fees payable	1,266	672
Management and incentive fees payable	1,285	157
Administrative service fees payable	(18)	47
Other accrued expenses and liabilities	331	256
Net cash provided by (used in) operating activities	(258,887)	(212,839)
Cash flows from financing activities:
Proceeds from issuance of common stock	184,938	80,825
Borrowings on SPV Credit Facility and Subscription Facility	311,600	161,400
Repayments of SPV Credit Facility and Subscription Facility	(204,300)	(79,000)
Dividends paid in cash	(14,594)	(1,311)
Debt issuance costs paid	(1,700)	(925)
Offering costs paid	—	(78)
Net cash provided by (used in) financing activities	275,944	160,911
Net increase (decrease) in cash and cash equivalents	17,057	(51,928)
Cash and cash equivalents, beginning of period	4,245	70,570
Cash and cash equivalents, end of period	$21,302	$18,642
Supplemental disclosures:
Deferred financing cost due	$190	$—
Interest paid during the period	$5,365	$408
Dividends declared during the period	$18,382	$3,574
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.27%)
Aero Operating, LLC (Dejana Industries, Inc.)	^+	(2) (3) (6)	Business Services	L + 7.25%	9.75%	1/5/2018	12/29/2022	$6,304	$6,257	$6,212	1.30%
Alpine SG, LLC	^+	(2) (3)	High Tech Industries	L + 5.50%	8.08%	2/2/2018	11/16/2022	15,301	15,189	15,241	3.19
American Physician Partners, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.50%	8.83%	1/7/2019	12/21/2021	37,476	36,956	37,504	7.86
Analogic Corporation	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	8.40%	6/22/2018	6/22/2024	35,072	34,412	34,611	7.26
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.25%	10.83%	1/25/2019	1/25/2024	11,575	11,223	11,199	2.35
Apptio, Inc.	^+	(2) (3) (6)	Software	L + 7.25%	9.67%	1/10/2019	1/10/2025	35,541	34,821	34,912	7.32
Avenu Holdings, LLC	+	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.65%	9/28/2018	9/28/2024	38,861	38,252	38,002	7.97
Central Security Group, Inc.	+	(2) (3)	Consumer Services	L + 5.63%	8.03%	4/5/2018	10/6/2021	3,603	3,590	3,551	0.74
Chartis Holding, LLC	^	(2) (3) (6)	Business Services	L + 5.00%	7.52%	5/1/2019	4/1/2025	16,006	15,584	15,684	3.29
Chemical Computing Group ULC (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.50%	7.90%	8/30/2018	8/30/2023	15,715	15,505	15,672	3.29
CircusTrix Holdings, LLC	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.50%	7.90%	2/2/2018	12/16/2021	9,166	9,101	9,068	1.90
Comar Holding Company, LLC	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	7.65%	6/18/2018	6/18/2024	27,182	26,596	26,815	5.62
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3)	Healthcare & Pharmaceuticals	L + 7.25% (100% PIK)	9.58%	2/15/2018	5/31/2022	15,854	15,705	13,555	2.84
DTI Holdco, Inc.	^	(2) (3)	High Tech Industries	L + 4.75%	7.33%	12/18/2018	9/30/2023	1,985	1,869	1,815	0.38
Ensono, LP	+	(2) (3)	Telecommunications	L + 5.25%	7.65%	4/30/2018	6/27/2025	8,580	8,506	8,527	1.79
Ethos Veterinary Health LLC	^	(2) (3) (6)	Consumer Services	L + 4.75%	7.13%	5/17/2019	5/17/2026	10,906	10,777	10,835	2.27
GRO Sub Holdco, LLC (Grand Rapids)	^	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	8.33%	2/28/2018	2/22/2024	6,646	6,487	6,051	1.27
iCIMS, Inc.	^+	(2) (3) (6)	Software	L + 6.50%	8.90%	9/12/2018	9/12/2024	23,930	23,482	23,628	4.95
Innovative Business Services, LLC	^+	(2) (3) (6)	High Tech Industries	L + 5.50%	8.09%	4/5/2018	4/5/2023	16,225	15,748	15,844	3.32
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	^	(2) (3) (6) (7)	High Tech Industries	L + 5.50%, 1.00% PIK	7.82%	5/3/2019	5/5/2025	18,314	17,883	17,901	3.75
Liqui-Box Holdings, Inc.	^	(2) (3) (6)	Containers, Packaging & Glass	L + 4.50%	6.82%	6/3/2019	6/3/2024	—	(26)	(13)	—
Mailgun Technologies, Inc.	^	(2) (3) (6)	High Tech Industries	L + 6.00%	8.33%	3/26/2019	3/26/2025	11,497	11,253	11,373	2.38
National Carwash Solutions, Inc.	^+	(2) (3) (6)	Automotive	L + 6.00%	8.43%	8/7/2018	4/28/2023	8,451	8,286	8,269	1.73
NES Global Talent Finance US, LLC (United Kingdom)	+	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	8.08%	5/9/2018	5/11/2023	9,941	9,801	9,771	2.05
Nexus Technologies, LLC	+	(2) (3)	High Tech Industries	L + 5.50%	7.83%	12/11/2018	12/5/2023	6,203	6,151	6,014	1.26

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.27%) (continued)
North American Dental Management, LLC	+	(2) (3)	Healthcare & Pharmaceuticals	L + 5.25%	7.65%	10/26/2018	7/7/2023	$8,364	$8,209	$8,247	1.73%
Northland Telecommunications Corporation	^+	(2) (3) (6)	Media: Broadcast & Subscription	L + 5.75%	8.17%	10/1/2018	10/1/2025	21,529	21,211	21,180	4.44
Paramit Corporation	^	(2) (3)	Capital Equipment	L + 4.50%	6.82%	5/3/2019	5/3/2025	7,181	7,114	7,139	1.50
PPC Flexible Packaging, LLC	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	7.65%	11/23/2018	11/23/2024	13,660	13,453	13,527	2.84
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.83%	4/30/2019	6/1/2024	2,375	2,358	2,356	0.49
PSI Services, LLC	+	(2) (3)	Business Services	L + 5.00%	7.40%	9/19/2018	1/20/2023	4,516	4,466	4,515	0.95
Redwood Services Group, LLC	^+	(2) (3)	High Tech Industries	L + 6.00%	8.52%	11/13/2018	6/6/2023	7,727	7,676	7,618	1.60
Riveron Acquisition Holdings, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.25%	8.57%	5/22/2019	5/22/2025	15,700	15,390	15,501	3.25
Sapphire Convention, Inc. (Smart City)	^+	(2) (3) (6)	Telecommunications	L + 5.25%	7.77%	11/20/2018	11/20/2025	28,721	28,112	28,479	5.97
Smile Doctors, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 5.75%	8.10%	10/6/2017	10/6/2022	20,067	19,910	19,773	4.14
Sovos Brands Intermediate, Inc.	+	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	7.20%	11/16/2018	11/20/2025	20,000	19,815	19,828	4.16
SPay, Inc.	^	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%	8.16%	6/15/2018	6/15/2024	20,512	19,994	18,386	3.85
Tank Holding Corp.	^+	(2) (3) (6)	Capital Equipment	L + 4.00%	6.32%	3/26/2019	3/26/2024	—	—	—	—
Transform SR Holdings, LLC	^	(2) (3) (9)	Retail	L + 7.25%	9.67%	2/11/2019	2/11/2024	19,050	18,870	18,860	3.95
Trump Card, LLC	^+	(2) (3) (6)	Transportation: Cargo	L + 5.00%	7.33%	6/26/2018	4/21/2022	7,935	7,878	7,903	1.66
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	8.16%	11/30/2018	11/30/2024	19,648	19,226	19,158	4.02
VRC Companies, LLC	^	(2) (3) (6)	Business Services	L + 6.50%	8.90%	1/29/2019	3/31/2023	8,155	8,017	8,066	1.69
Westfall Technik, Inc.	^+	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 5.25%	7.58%	9/13/2018	9/13/2024	25,921	25,176	25,342	5.31
Zemax Software Holdings, LLC	^+	(2) (3) (6)	Software	L + 5.75%	8.08%	6/25/2018	6/25/2024	10,196	10,016	10,133	2.12
Zenith Merger Sub, Inc.	^+	(2) (3) (6)	Business Services	L + 5.25%	7.85%	12/13/2017	12/13/2023	12,371	12,196	12,370	2.59
First Lien Debt Total									$652,495	$650,422	136.34%
Second Lien Debt (16.64%)
Access CIG, LLC	^	(2) (3)	Business Services	L + 7.75%	10.19%	2/14/2018	2/27/2026	$2,700	$2,679	$2,683	0.56%
Aimbridge Acquisition Co., Inc.	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.94%	2/1/2019	2/1/2027	7,727	7,597	7,738	1.62
Argon Medical Devices Holdings, Inc.	+	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.40%	11/2/2017	1/23/2026	9,498	9,443	9,468	1.98
Brave Parent Holdings, Inc.	^+	(2) (3)	Software	L + 7.50%	10.08%	10/3/2018	4/19/2026	19,062	18,637	18,886	3.96
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	10.33%	6/13/2019	6/11/2027	23,450	23,099	23,098	4.84

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Second Lien Debt (16.64%) (continued)
Outcomes Group Holdings, Inc.	^	(2) (3)	Business Services	L + 7.50%	10.02%	10/23/2018	10/26/2026	$4,500	$4,491	$4,499	0.94%
PharmaLogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	10.40%	6/7/2018	12/11/2023	800	796	800	0.17
Quartz Holding Company	^	(2) (3)	Software	L + 8.00%	10.44%	4/2/2019	4/2/2027	11,900	11,668	11,733	2.46
Santa Cruz Holdco, Inc.	+	(2) (3)	Non-durable Consumer Goods	L + 8.25%	10.85%	12/15/2017	12/13/2024	7,600	7,535	7,573	1.59
Tank Holding Corp.	^	(2) (3)	Capital Equipment	L + 8.25%	10.57%	3/26/2019	3/26/2027	37,380	36,648	36,816	7.72
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	10.40%	8/9/2018	8/9/2026	8,333	8,179	8,215	1.72
Second Lien Debt Total									$130,772	$131,509	27.56%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Type	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (1.09%)
ANLG Holdings, LLC	^	(8)	Healthcare & Pharmaceuticals	Common stock	6/22/2018	879,689	$880	$880	0.18%
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	Common stock	9/28/2018	172,413	172	162	0.03
Chartis Holding, LLC	^	(8)	Business Services	Common stock	5/1/2019	432,900	433	433	0.09
GRO Sub Holdco, LLC (Grand Rapids)	^	(8)	Healthcare & Pharmaceuticals	Common stock	3/29/2018	500,000	500	180	0.04
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	Common stock	3/26/2019	423,729	424	424	0.09
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	Common stock	6/18/2018	2,314,815	2,315	2,361	0.49
Paramit Corporation	^	(8)	Capital Equipment	Common stock	6/17/2019	150,367	500	501	0.11
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	Common stock	2/1/2019	964,854	965	965	0.20
SiteLock Group Holdings, LLC	^	(8)	High Tech Industries	Common stock	4/5/2018	446,428	446	554	0.12
Tank Holding Corp.	^	(8)	Capital Equipment	Common stock	3/26/2019	850,000	850	850	0.18
USLS Acquisition, Inc.	^	(8)	Business Services	Common stock	11/30/2018	640,569	641	641	0.13
Zenith American Holding, Inc.	^	(8)	Business Services	Preferred stock	12/13/2017	219,616	221	356	0.08
Zenith American Holding, Inc.	^	(8)	Business Services	Common stock	12/13/2017	219,616	—	—	—
Zillow Topco LP	^	(8)	Software	Common stock	6/25/2018	312,500	313	313	0.07
Equity Investments Total							$8,660	$8,620	1.81%
Total investments—non-controlled/non-affiliated							$791,927	$790,551	165.71%
Total investments							$791,927	$790,551	165.71%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

^ Denotes that all or a portion of the assets are owned by TCG BDC II, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “BDC II” or the “Company”). The Company has entered into a revolving credit facility (as amended, the “Subscription Facility”). Accordingly, such assets are not available to creditors of TCG BDC II SPV LLC (the “SPV”).
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2019. As of June 30, 2019, the reference rates for all LIBOR loans were the 30-day LIBOR at 2.32%, the 90-day LIBOR at 2.40% and the 180-day LIBOR rate at 2.20%.

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

(6)	As of June 30, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$845	$(11)
American Physician Partners, LLC	Delayed Draw	0.50	2,100	1
American Physician Partners, LLC	Revolver	0.50	1,275	1
Analogic Corporation	Revolver	0.50	3,365	(40)
Apptio, Inc.	Revolver	0.50	2,367	(39)
Chartis Holding, LLC	Delayed Draw	0.50	6,402	(83)
Chartis Holding, LLC	Revolver	0.50	2,401	(31)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(2)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,115	(11)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(55)
Comar Holding Company, LLC	Revolver	0.50	1,901	(20)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(14)
GRO Sub Holdco, LLC (Grand Rapids)	Delayed Draw	1.00	7,000	(83)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(13)
iCIMS, Inc.	Revolver	0.50	1,252	(15)
Innovative Business Services, LLC	Delayed Draw	1.00	3,886	(66)
Innovative Business Services, LLC	Revolver	0.50	2,232	(38)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Kaseya Luxembourg Holdings S.C.A.	Delayed Draw	0.25%	$2,205	$(41)
Kaseya Luxembourg Holdings S.C.A.	Revolver	0.50	1,543	(29)
Liqui-Box Holdings	Revolver	0.50	2,630	(13)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(13)
National Carwash Solutions, Inc.	Revolver	0.50	310	(6)
National Carwash Solutions, Inc.	Delayed Draw	1.00	1,494	(27)
Northland Telecommunications Corporation	Revolver	0.50	1,702	(26)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(17)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	4,528	(33)
Smile Doctors, LLC	Delayed Draw	1.00	3,480	(42)
Smile Doctors, LLC	Revolver	0.50	964	(12)
SPay, Inc.	Delayed Draw	1.00	9,545	(167)
SPay, Inc.	Revolver	0.50	682	(63)
Tank Holding Corp.	Revolver	0.50	47	—
Trump Card, LLC	Revolver	0.50	620	(2)
USLS Acquisition, Inc.	Delayed Draw	0.50	2,600	(55)
USLS Acquisition, Inc.	Revolver	0.50	946	(20)
VRC Companies, LLC	Delayed Draw	0.75	6,880	(41)
Westfall Technik, Inc.	Delayed Draw	1.00	13,287	(189)
Westfall Technik, Inc.	Revolver	0.50	1,509	(21)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	4,952	—
Zenith Merger Sub, Inc.	Revolver	0.50	1,219	—
Total unfunded commitments			$111,673	$(1,343)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of June 30, 2019, the aggregate fair value of these securities is $8,620, or 1.81% of the Company's net assets.

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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

As of June 30, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$633,625	$631,562	79.89%
First Lien/Last Out Unitranche	18,870	18,860	2.38
Second Lien Debt	130,772	131,509	16.64
Equity Investments	8,660	8,620	1.09
Total	$791,927	$790,551	100.00%

The rate type of debt investments at fair value as of June 30, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$783,267	$781,931	100.00%
Total	$783,267	$781,931	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of June 30, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$23,099	$23,098	2.92%
Automotive	8,286	8,269	1.05
Banking, Finance, Insurance & Real Estate	17,748	17,857	2.26
Beverage, Food & Tobacco	27,994	28,043	3.55
Business Services	74,211	74,617	9.44
Capital Equipment	45,112	45,306	5.73
Chemicals, Plastics & Rubber	25,176	25,342	3.20
Consumer Services	14,367	14,386	1.82
Containers, Packaging & Glass	43,303	43,655	5.52
Durable Consumer Goods	11,223	11,199	1.42
Energy: Oil & Gas	9,801	9,771	1.24
Healthcare & Pharmaceuticals	133,298	131,069	16.58
High Tech Industries	76,639	76,784	9.71
Hotel, Gaming & Leisure	36,692	35,192	4.45
Media: Broadcast & Subscription	21,211	21,180	2.68
Non-durable Consumer Goods	7,535	7,573	0.96
Retail	18,870	18,860	2.38
Software	114,442	115,277	14.58
Sovereign & Public Finance	38,424	38,164	4.83
Telecommunications	36,618	37,006	4.68
Transportation: Cargo	7,878	7,903	1.00
Total	$791,927	$790,551	100.00%
The geographical composition of investments at fair value as of June 30, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$15,505	$15,672	1.98%
Luxembourg	17,883	17,901	2.26
United Kingdom	9,801	9,771	1.24
United States	748,738	747,207	94.52
Total	$791,927	$790,551	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2019
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

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (85.96%) (continued)
Westfall Technik, Inc.	(2)(3)(6)	Chemicals, Plastics & Rubber	L + 5.00%	7.79%	9/13/2018	9/13/2024	$10,585	$10,219	$9,902	3.42%
Zemax Software Holdings, LLC	(2)(3)(6)	Software	L + 5.75%	8.55%	6/25/2018	6/25/2024	10,248	10,051	10,144	3.51
Zenith Merger Sub, Inc.	(2)(3)(6)	Business Services	L + 5.50%	8.30%	12/13/2017	12/13/2023	6,758	6,672	6,700	2.32
First Lien Debt Total								$440,694	$438,742	151.70%
Second Lien Debt (12.97%)
Access CIG, LLC	(2)(3)(6)	Business Services	L + 7.75%	10.46%	2/14/2018	2/27/2026	$2,700	$2,676	$2,650	0.92%
Argon Medical Devices Holdings, Inc.	(2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	11/2/2017	1/23/2026	7,500	7,467	7,446	2.57
Brave Parent Holdings, Inc.	(2)(3)	Software	L + 7.50%	10.02%	10/3/2018	4/19/2026	19,062	18,617	18,301	6.33
Outcomes Group Holdings, Inc.	(2)	Business Services	L + 7.50%	10.28%	10/23/2018	10/26/2026	4,500	4,490	4,447	1.54
PharmaLogic Holdings Corp.	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	6/7/2018	12/11/2023	563	560	563	0.19
Project Accelerate Parent, LLC	(2)(3)	Software	L + 8.50%	10.89%	1/2/2018	1/2/2026	17,500	17,097	17,196	5.95
Santa Cruz Holdco, Inc.	(2)(3)	Non-durable Consumer Goods	L + 8.25%	10.69%	12/15/2017	12/13/2024	7,600	7,532	7,496	2.59
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	10.52%	8/9/2018	8/9/2026	8,333	8,172	8,108	2.80
Second Lien Debt Total								$66,611	$66,207	22.89%

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units		Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (1.07%)(5)(8)
ANLG Holdings, LLC		Healthcare & Pharmaceuticals	6/22/2018	879,689		$880	$880	0.30%
Avenu Holdings, LLC		Sovereign & Public Finance	9/28/2018	172,413		172	172	0.06
GRO Sub Holdco, LLC (Grand Rapids)		Healthcare & Pharmaceuticals	3/29/2018	500,000		500	219	0.09
North Haven Goldfinch Topco, LLC		Containers, Packaging & Glass	6/18/2018	2,314,815		2,315	2,102	0.73
SiteLock Group Holdings, LLC		High Tech Industries	4/5/2018	446,428		446	446	0.15
USLS Acquisition, Inc.		Business Services	11/30/2018	640,569		641	641	0.22
Zenith American Holding, Inc.		Business Services	12/13/2017	438,356	4	438	705	0.24
Zillow Topco LP		Software	6/25/2018	312,500		313	313	0.11
Equity Investments Total						$5,705	$5,478	1.90%
Total investments—non-controlled/non-affiliated						$513,010	$510,427	176.49%
Total investments						$513,010	$510,427	176.49%

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
As of June 30, 2019
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
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company generally uses the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans, and "unitranche" loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities), although the Company may make investments in issuers with EBITDA outside of such range.
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
TCG BDC II SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 28, 2019. The SPV invests in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 28, 2019.

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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three month and six month periods ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, the fair value of the loans in the portfolio with PIK provisions was $31,456 and $0, respectively, which represents approximately 4.0% and 0.0% of total investments at fair value, respectively. For the three month and six month periods ended June 30, 2019, the Company earned $681 and $681 in PIK income, respectively included in interest income in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2018, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2019, the Company earned $1,204 and $2,365, respectively, in other income, primarily from underwriting and prepayment fees. For the three month and six month periods ended June 30, 2018, the Company earned $101 and $153, respectively, in other income, primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019 and December 31, 2018 and for the periods then ended, no loans in the portfolio were on non-accrual status.
Subscription Facility, SPV Credit Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)
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
Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of June 30, 2019 and December 31, 2018, $1,500 and $1,500, respectively, of initial organization and offering costs had been incurred by the Company and $628 and $544, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
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
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2019 and December 31, 2018.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
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

•
Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six month periods ended June 30, 2019 and 2018, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$650,422	$650,422
Second Lien Debt	—	—	131,509	131,509
Equity Investments	—	—	8,620	8,620
Total	$—	$—	$790,551	$790,551

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$438,742	$438,742
Second Lien Debt	—	—	66,207	66,207
Equity Investments	—	—	5,478	5,478
Total	$—	$—	$510,427	$510,427

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$576,206	$112,987	$7,704	$696,897
Purchases	113,886	35,250	933	150,069
Sales	(9,900)	—	—	(9,900)
Paydowns	(28,987)	(17,750)	—	(46,737)
Accretion of discount	874	436	—	1,310
Net change in unrealized appreciation (depreciation)	(1,657)	586	(17)	(1,088)
Balance, end of period	$650,422	$131,509	$8,620	$790,551
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2019 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(1,047)	$759	$(17)	$(305)

	Financial Assets For the six month period ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$438,742	$66,207	$5,478	$510,427
Purchases	257,840	81,443	3,172	342,455
Sales	(10,942)	—	(486)	(11,428)
Paydowns	(36,391)	(17,750)	—	(54,141)
Accretion of discount	1,306	468	—	1,774
Net change in unrealized appreciation (depreciation)	(121)	1,141	187	1,207
Net realized gains (losses)	(12)	—	269	257
Balance, end of period	$650,422	$131,509	$8,620	$790,551
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2019 included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(214)	$1,240	$187	$1,213

	Financial Assets For the three month period ended June 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$87,279	$50,995	$975	$139,249
Purchases	151,698	3,712	3,954	159,364
Paydowns	(2,469)	—	—	(2,469)
Accretion of discount	108	9	—	117
Net change in unrealized appreciation (depreciation)	2,378	466	(31)	2,813
Balance, end of period	$238,994	$55,182	$4,898	$299,074
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$2,374	$466	$(31)	$2,809

	Financial Assets For the six month period ended June 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$50,045	$30,806	$438	$81,289
Purchases	190,830	23,629	4,454	218,913
Paydowns	(4,758)	—	—	(4,758)
Accretion of discount	157	28	—	185
Net change in unrealized appreciation (depreciation)	2,720	719	6	3,445
Balance, end of period	$238,994	$55,182	$4,898	$299,074
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2018 included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$2,719	$719	$6	$3,444
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2019 and December 31, 2018:

	Fair Value as of June 30, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$584,324	Discounted Cash Flow	Discount Rate	6.47%	15.74%	8.87%
	66,098	Consensus Pricing	Indicative Quotes	91.46%	100.00%	98.37%
Total First Lien Debt	650,422
Investments in Second Lien Debt	89,525	Discounted Cash Flow	Discount Rate	9.90%	11.06%	10.72%
	41,984	Consensus Pricing	Indicative Quotes	98.50%	99.08%	98.76%
Total Second Lien Debt	131,509
Investments in Equity	8,620	Income Approach	Discount Rate	9.07%	12.62%	10.07%
		Market Approach	Comparable Multiple	6.31x	16.48x	10.55x
Total Equity Investments	8,620
Total Level 3 Investments	$790,551

	Fair Value as of December 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$432,295	Discounted Cash Flow	Discount Rate	5.57%	9.63%	7.38%
	6,447	Consensus Pricing	Indicative Quotes	93.25%	98%	96.63%
Total First Lien Debt	438,742
Investments in Second Lien Debt	63,556	Discounted Cash Flow	Discount Rate	7.93%	9.81%	9.41%
	2,651	Consensus Pricing	Indicative Quotes	98.17%	98.17%	98.17%
Total Second Lien Debt	66,207
Investments in Equity	5,478	Income Approach	Discount Rate	8.51%	12.84%	10.14%
		Market Approach	Comparable Multiple	7.74x	14.70x	10.48x
Total Equity Investments	5,478
Total Level 3 Investments	$510,427
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$325,000	$325,000	$217,700	$217,700
Total	$325,000	$325,000	$217,700	$217,700

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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement is two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
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

For the three month and six month periods ended June 30, 2019, management fees were $1,356 and $2,413, respectively, incentive fees related to pre-incentive fee net investment income were $1,949 and $3,501, respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month and six month periods ended June 30, 2018, management fees were $409 and $690, respectively, and there were no incentive fees related to pre-incentive fee net investment income or realized capital gains. For the three month and six month periods ended June 30, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid through June 30, 2019.
As of June 30, 2019 and December 31, 2018, $3,305 and $2,020, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
The initial term of the Administration Agreement is two years from April 18, 2017 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Administration Agreement with the Administrator for an additional one year term.
For the three month and six month periods ended June 30, 2019, the Company incurred $67 and $199, respectively and for the three month and six month periods ended June 30, 2018, the Company incurred $108 and $208, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, $26 and $45, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On June 26, 2017,the Administrator entered into sub-administration agreements with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
On June 22, 2017, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”).
On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the three month and six month periods ended June 30, 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $217 and $371, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $113 and $206, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, $922 and $552, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month and six month periods ended June 30, 2019, TCG earned $231 and $644, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid $231 and $644, respectively, in placement fees to sub-placement agents. For the three month and six month periods ended June 30, 2018, TCG earned no placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three month and six month periods ended June 30, 2019, the Company incurred $48 and $96, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. As of June 30, 2019 and December 31, 2018, there were no unpaid directors’ fees and expenses.
5. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2019 and December 31, 2018, asset coverage was 246.79% and 232.85%, respectively. During the three month and six month periods ended June 30, 2019, there were secured borrowings of $165,400 and $311,600, respectively, under the Subscription Facility and SPV Credit Facility and repayments of $144,800 and $204,300, respectively, under the Subscription Facility and SPV Credit Facility. During the three month and six month periods ended June 30, 2018, there were secured borrowings of $99,800 and $161,400, respectively, under the Subscription Facility and repayments of $30,000 and $79,000, respectively, under the Subscription Facility. As of June 30, 2019 and December 31, 2018, there was $325,000 and $217,700, respectively, in secured borrowings outstanding.
Subscription Facility
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
As of June 30, 2019 and December 31, 2018, the Company was in compliance with all covenants and other requirements of the Subscription Facility.

SPV Credit Facility
The SPV closed on April 1, 2019 on the SPV Credit Facility. The SPV Credit Facility provides for secured borrowings of $300,000, subject to availability under the SPV Credit Facility, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $600,000, subject to restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a maturity date of April 1, 2024. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with pre-determined future interest rate increases of 0.45%. The SPV is also required to pay an undrawn commitment fee of between 0.375% and 0.75% per year. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
As part of the SPV Credit Facility, the SPV is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the SPV including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and minimum investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the SPV is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans). The SPV Credit Facility has certain requirements relating to asset coverage, interest coverage, collateral quality and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. The SPV Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the SPV based generally on the fair market value of such assets. Under certain circumstances as set forth in the SPV Credit Facility, the Company could be obliged to repurchase loans from the SPV.
As of June 30, 2019, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.
Summary of Facilities
The Facilities consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$300,000	$50,000	$250,000	$210,114
Subscription Facility	375,000	275,000	100,000	100,000
Total	$675,000	$325,000	$350,000	$310,114

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of June 30, 2019 and December 31, 2018, $2,824 and $1,763, respectively, of interest expense, $290 and $85, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2019, the weighted average interest rate was 4.12% and 4.08%, respectively, and the average principal debt outstanding was $340,688 and $312,882, respectively. For the three month and six month periods ended June 30, 2018, the weighted average interest rate was 3.62% and 3.55%, respectively, and the average principal debt outstanding was $79,165 and $57,769, respectively. As of June 30, 2019 and December 31, 2018, the weighted average interest rate was 4.09% and 4.05%, respectively, based on floating LIBOR rates.

For the three month and six month periods ended June 30, 2019 and 2018, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month period ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$3,544	$719	$6,426	$1,028
Facility unused commitment fee	291	140	347	229
Amortization of deferred financing costs	308	175	547	289
Total interest expense and credit facility fees	$4,143	$1,034	$7,320	$1,546
Cash paid for interest expense	$3,238	$327	$5,365	$408
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2019 and December 31, 2018:

	Secured Borrowings
Payment Due by Period	June 30, 2019	December 31, 2018
Less than 1 Year	$—	$—
1-3 Years	275,000	217,700
3-5 Years	50,000	—
More than 5 Years	—	—
Total	$325,000	$217,700
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2019 and December 31, 2018 for any such exposure.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2019	December 31, 2018
Unfunded delayed draw commitments	$72,778	$64,927
Unfunded revolving term loan commitments	38,895	28,006
Total unfunded commitments	$111,673	$92,933
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the three month period ended June 30, 2019, the Company issued 4,108,239 shares for $84,998. The following table summarizes capital activity during the three month period ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	19,065,026	$191	$391,711	$607	$233	$(288)	$392,454
Common stock issued	4,108,239	41	84,957	—	—	—	84,998
Net investment income (loss)	—	—	—	11,039	—	—	11,039
Net realized gain (loss) on investments - non-controlled/non-affiliated	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,088)	(1,088)
Dividends declared	—	—	—	(10,333)	—	—	(10,333)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(220)	220	—	—	—
Balance, end of period	$23,173,265	$232	$476,448	$1,533	$233	$(1,376)	$477,070
During the six month period ended June 30, 2019, the Company issued 8,943,765 shares for $184,938. The following table summarizes capital activity during the six month period ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	14,229,500	$142	$291,820	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	8,943,765	90	184,848	—	—	—	184,938
Net investment income (loss)	—	—	—	19,836	—	—	19,836
Net realized gain (loss) on investments - non-controlled/non-affiliated	—	—	—	—	257	—	257
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	1,207	1,207
Dividends declared	—	—	—	(18,382)	—	—	(18,382)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(220)	220		—	—
Balance, end of period	23,173,265	$232	$476,448	$1,533	$233	$(1,376)	$477,070

During the three month period ended June 30, 2018, the Company issued 3,097,256 shares for $63,881. The following table summarizes capital activity during the three month period ended June 30, 2018:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	4,958,866	$50	$99,442	$(774)	$1,514	$100,232
Common stock issued	3,097,256	31	63,850	—	—	63,881
Net investment income (loss)	—	—	—	2,153	—	2,153
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	2,813	2,813
Dividends declared	—	—	—	(2,262)	—	(2,262)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(892)	892	—	—
Balance, end of period	8,056,122	$81	$162,400	$9	$4,327	$166,817

During the six month period ended June 30, 2018, the Company issued 3,925,439 shares for $80,825. The following table summarizes capital activity during the six month period ended June 30, 2018:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	4,130,683	$41	$82,507	$(708)	$882	$82,722
Common stock issued	3,925,439	40	80,785	—	—	80,825
Net investment income (loss)	—	—	—	3,399	—	3,399
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	3,445	3,445
Dividends declared	—	—	—	(3,574)	—	(3,574)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(892)	892	—	—
Balance, end of period	8,056,122	$81	$162,400	$9	$4,327	$166,817
The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2019:

	Shares Issued	Proceeds Received
January 10, 2019	1,218,407	$24,953
February 28, 2019	1,677,049	35,000
March 26,2019	1,940,070	39,987
May 8, 2019	1,195,615	24,998
June 26, 2019	2,912,624	60,000
Total	8,943,765	$184,938

The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2018:

	Shares Issued	Proceeds Received
March 7, 2018	240,800	$4,941
March 28, 2018	587,788	12,003
May 16, 2018	694,960	14,414
June 7, 2018	454,599	9,469
June 20, 2018	1,947,292	39,998
Total	3,925,439	$80,825

Subscription transactions during the six month periods ended June 30, 2019 and 2018 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the six month periods ended June 30, 2019 and 2018, such subscription transactions increased net asset value by $0.04 per share and $0.11 per share, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net increase (decrease) in net assets resulting from operations	$9,951	$4,966	$21,300	$6,844
Weighted-average common shares outstanding	19,934,546	5,665,650	18,064,427	4,948,656
Basic and diluted earnings per common share	$0.50	$0.88	$1.18	$1.38
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2019 and 2018:

	For the six month periods ended
	June 30, 2019	June 30, 2018
Per Share Data:
Net asset value per share, beginning of period	$20.32	$20.03
Net investment income (loss) (1)	1.10	0.69
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.11	0.55
Net increase (decrease) in net assets resulting from operations	1.21	1.24
Dividends declared (2)	(0.98)	(0.67)
Effect of offering price of subscriptions (3)	0.04	0.11
Net asset value per share, end of period	$20.59	$20.71

Number of shares outstanding, end of period	23,173,265	8,056,122
Total return based on net asset value (4)	6.15%	6.74%
Net assets, end of period	$477,070	$166,817
Ratio to average net assets (5):
Expenses before incentive fees	1.36%	3.36%
Expenses after incentive fees	1.80%	3.36%
Net investment income (loss)	2.48%	3.05%
Interest expense and credit facility fees	0.91%	1.39%
Ratios/Supplemental Data:
Asset coverage, end of period	246.79%	216.53%
Portfolio turnover	10.15%	2.91%
Total committed capital, end of period	$1,227,687	$760,669
Ratio of total contributed capital to total committed capital, end of period	38.92%	21.48%
Weighted-average shares outstanding	18,064,427	4,948,656

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the quarter-end date (refer to Note 7, Net Assets).

(3)	Increase (decrease) is due to the offering price of subscriptions during the period (refer to Note 7 Net Assets).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the six month periods ended June 30, 2019 and 2018 is inclusive of $0.04 and $0.11,respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 5.95% and 6.19%, respectively, (refer to Note 7 Net Assets).

(5)	These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2019 and December 31, 2018, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2019 and June 30, 2018.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2019, the Company has yet to file a tax return and therefore is not subject to examination. As of June 30, 2018, the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of June 30, 2019 and June 30, 2018, permanent differences primarily due to non-deductible offering expense resulted in a net increase in distributable earnings (loss) by $220 and $892, respectively, and a net decrease in additional paid-in capital in excess of par by $220 and $892, respectively, on the Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the period from July 1, 2018 to June 30, 2019 and for the period from September 11, 2017 (commencement of operations) to June 30, 2018 to the was as follows:

	For the period from July 1, 2018 to June 30, 2019	For the period from September 11, 2017 (commencement of operations) to June 30, 2018
Ordinary income	$29,188	$3,574
Tax return of capital	—	—

Income Tax Information and Distributions to Stockholders
As of June 30, 2019 and June 30, 2018, the components of accumulated earnings (deficit) on a tax basis were as follows:

	For the period from July 1, 2018 to June 30, 2019	For the period from September 11, 2017 (commencement of operations) to June 30, 2018
Undistributed ordinary income	$1,875	$376
Other book/tax temporary differences (1)	(342)	(367)
Net realized appreciation (depreciation) on investments	233	—
Net unrealized appreciation (depreciation) on investments	(1,376)	4,327
Total accumulated earnings (deficit)	$390	$4,336

(1)	Consists of the unamortized portion of organization costs as of June 30, 2019 and June 30, 2018.

As of June 30, 2019 and June 30, 2018, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of June 30, 2019	As of June 30, 2018
Cost of investments	$791,927	$294,747
Gross unrealized appreciation on investments	4,084	4,410
Gross unrealized depreciation on investments	(5,460)	(83)
Net unrealized appreciation (depreciation) on investments	$(1,376)	$4,327
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of June 30, 2019 and June 30, 2018, the Company did not have any pre- or post-enactment capital loss carryforwards.

11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to June 30, 2019, the Company borrowed $149,906 under the Subscription Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $5,000 under the Subscription Facility.
On August 2, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $60,000. Proceeds from the capital call and the related issuance of 2,873,565 shares is expected on or about August 14, 2019.

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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of

June 30, 2019, our Investment Adviser’s investment team included a team of 26 dedicated investment professionals. The five members of our Investment Adviser’s investment committee have an average of 26 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
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
PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2019, the fair value of our investments was approximately $790,551, comprised of 70 investments in 55 portfolio companies across 21 industries with 35 sponsors. As of December 31, 2018, the fair value of our investments was approximately $510,427, comprised of 49 investments in 41 portfolio companies across 17 industries with 31 sponsors.
Based on fair value as of June 30, 2019, our portfolio consisted of approximately 98.9% in secured debt (82.3% in first lien debt and 16.6% in second lien debt) and 1.1% in equity investments. Based on fair value as of June 30, 2019, all of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2018, our portfolio consisted of approximately 98.9% in secured debt (86.0% in first lien debt and 13.0% in second lien debt) and 1.1% in equity investments. Based on fair value as of December 31, 2018, all of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the three month periods ended June 30, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2019	June 30, 2018
Investments:
Total investments, beginning of period	$697,185	$137,735
New investments purchased	150,069	159,364
Net accretion of discount on investments	1,310	117
Investments sold or repaid	(56,637)	(2,469)
Total Investments, end of period	$791,927	$294,747
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$116,021	$154,998
First Lien/Last Out Unitranche	—	—
Second Lien Debt	35,838	3,786
Equity Investments	583	3,954
Total	$152,442	$162,738
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(56,737)	$(2,469)
Total	$(56,737)	$(2,469)
Number of new funded investments	11	14
Average amount of new funded investments	$13,643	$11,383
Percentage of new funded debt investments at floating interest rates	100%	100%
As of June 30, 2019 and December 31, 2018, investments consisted of the following:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$633,625	$631,562	$440,694	$438,742
First Lien/Last Out Unitranche	18,870	18,860	—	—
Second Lien Debt	130,772	131,509	66,611	66,207
Equity Investments	8,660	8,620	5,705	5,478
Total	$791,927	$790,551	$513,010	$510,427

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.67%	8.70%	8.76%	8.80%
First Lien/Last Out Unitranche	9.96%	9.97%	—%	—%
First Lien Debt Total	8.71%	8.73%	8.76%	8.80%
Second Lien Debt	10.77%	10.71%	10.90%	10.96%
First and Second Lien Debt Total	9.05%	9.07%	9.04%	9.09%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 9.04% to 9.05% from December 31, 2018 to June 30, 2019. The increase in weighted average yields was primarily due to the origination of higher yielding senior secured loans.
See the Consolidated Schedules of Investments as of June 30, 2019 and December 31, 2018 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	736.1	94.14	477.8	94.63
Internal Risk Rating 3	7.8	1.00	20.9	4.14
Internal Risk Rating 4	38.0	4.86	6.2	1.23
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—
Total	$781.9	100.00%	$504.9	100.00%

As of June 30, 2019 and December 31, 2018, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1. As of June 30, 2019 and December 31, 2018, 3 and 1 of our debt investments, with an aggregate fair value of $38 million and $6.2 million, respectively, was assigned an Internal Risk Rating of 4-6 and no investments in the portfolio were on non-accrual status. All of our first and second lien debt investments were performing and current on their interest payments as of June 30, 2019 and December 31, 2018.
During the six month period ended June 30, 2019, 2 investments with fair value of $32.3 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2019 and 2018
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and six month periods ended June 30, 2019 and 2018 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
First Lien Debt	$15,120	$2,997	$27,299	$4,766
Second Lien Debt	4,029	1,396	6,952	2,370
Total investment income	$19,149	$4,393	$34,251	$7,136
The increase in investment income for the three month and six month periods ended June 30, 2019 from the comparable period in 2018 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $791,927 as of June 30, 2019 from $294,747 as of June 30, 2018 at amortized cost, and total principal amount of investments outstanding increased to $805,572 as of June 30, 2019 from $300,172 as of June 30, 2018. As of June 30, 2019, the weighted average yield of our first and second lien debt investments increased to 9.05% from 8.99% as of June 30, 2018, on amortized cost.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2019 and 2018 and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three month and six month periods ended June 30, 2019 and 2018 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total investment income	$19,149	$4,393	$34,251	$7,136
Total expenses	8,110	2,240	14,415	3,737
Net investment income (loss)	$11,039	$2,153	$19,836	$3,399

Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Organization costs	$—	$—	$—	$7
Offering costs	—	277	—	575
Management fees	1,356	409	2,413	690
Net investment income incentive fees	1,949	—	3,501	—
Professional fees	215	181	335	282
Administrative service fees	67	108	199	208
Interest expense	3,544	719	6,426	1,028
Credit facility fees	599	315	894	519
Directors’ fees and expenses	48	52	96	102
Other general and administrative	332	179	551	326
Total expenses	$8,110	$2,240	$14,415	$3,737

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2019 and 2018 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$3,544	$719	$6,426	$1,028
Facility unused commitment fee	290	140	347	230
Amortization of deferred financing costs	309	175	547	289
Total interest expense and credit facility fees	$4,143	$1,034	$7,320	$1,547
Cash paid for interest expense	$3,238	$327	$5,365	$408
The increase in interest expense for the three month and six month periods ended June 30, 2019 compared to the comparable periods in 2018 was driven by increased drawings under the Subscription Facility and SPV Credit Facility related to increased deployment of capital for investments. For the three month period ended June 30, 2019, the average interest rate increased to 4.12% from 3.62% for the comparable period in 2018, and average principal debt outstanding increased to $340,688 from $79,165 for the comparable period in 2018. For the six month period ended June 30, 2019, the average interest rate increased to 4.08% from 3.55% for the comparable period in 2018, and average principal debt outstanding increased to $312,882 from $57,796 for the comparable period in 2018.
The increase in management fees and incentive fees for the three month and six month periods ended June 30, 2019 was driven by our increased deployment of capital. For the three month periods ended June 30, 2019 and 2018, management fees were $1,356 and $409, respectively, incentive fees related to pre-incentive fee net investment income was $1,949 and $0 respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the six month periods ended June 30, 2019 and 2018, management fees were $2,413 and $690, respectively, incentive fees related to pre-incentive fee net investment income were $3,501 and $0, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month and six month periods ended June 30, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid through June 30, 2019. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month and six month periods ended June 30, 2019, we had realized gains on zero and two investments, respectively, totaling $0 and $269, respectively, which was offset by a change in realized depreciation on zero and one investments, respectively, totaling approximately $0 and $12, respectively. During the three month and six month periods ended June 30, 2018, there were no realized gains on investments. During the three month and six month periods ended June 30, 2019, we had a change in unrealized appreciation on 38 and 43 investments, respectively, totaling approximately $2,735 and $5,723, respectively, which was offset by a change in unrealized depreciation on 27 and 21 investments, respectively, totaling approximately $(3,823) and $(4,516), respectively. During the three month and six month periods ended June 30, 2018, we had a change in unrealized appreciation on 23 and 26 investments, respectively, totaling approximately $2,947 and $3,607, respectively, which was offset by a change in unrealized depreciation on four and one investments, respectively, totaling approximately $134 and $162, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and six month periods ended June 30, 2019 and 2018 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gain (loss) on investments	$—	$—	$257	$—
Net change in unrealized appreciation (depreciation) on investments	(1,088)	2,813	1,207	3,445
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(1,088)	$2,813	$1,464	$3,445
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2019 and 2018 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(1,657)	$—	$2,378	$(12)	(121)	$—	$2,720
Second Lien Debt	—	586	—	466	—	1,141	—	719
Equity Investments	—	(17)	—	(31)	269	187	—	6
Total	$—	$(1,088)	$—	$2,813	$257	$1,207	$—	$3,445
Net change in unrealized appreciation in our investments for the three month and six month periods ended June 30, 2019 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
We entered into a revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”). The SPV Credit Facility provides for secured borrowings of $300,000, subject to availability under the SPV Credit Facility, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $600,000, subject to restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a maturity date of April 1, 2024. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with pre-determined future interest rate increases of 0.45%. The SPV Credit Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
Although we believe that we will remain in compliance, there are no assurances that we will continue to comply with the covenants in the Subscription Facility and/or SPV Credit Facility. Failure to comply with these covenants could result in a default under the Subscription Facility and/or SPV Credit Facility that, if we were unable to obtain a waiver from the lender, could result in the immediate acceleration of the amounts due under the Subscription Facility and/or SPV Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations.
For more information on the Subscription Facility and/or SPV Credit Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
As of June 30, 2019 and December 31, 2018, the Company had $21,302 and $4,245, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$300,000	$50,000	$250,000	$210,114
Subscription Facility	375,000	275,000	100,000	100,000
Total	$675,000	$325,000	$350,000	$310,114

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of June 30, 2019 and December 31, 2018 were 23,173,265 and 14,299,500, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2019 and 2018:

	For the six month periods ended
	June 30, 2019	June 30, 2018
Shares outstanding, beginning of period	14,229,500	4,130,683
Common stock issued	8,943,765	3,925,439
Shares outstanding, end of period	23,173,265	8,056,122

Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility
Payment Due by Period	June 30, 2019	December 31, 2018
Less than 1 Year	$—	$—
1-3 Years	275,000	217,700
3-5 Years	50,000	—
More than 5 Years	—	—
Total	$325,000	$217,700
As of June 30, 2019 and December 31, 2018, $50,000 and $217,700, respectively, of secured borrowings were outstanding under the Subscription Facility. For the three month periods ended June 30, 2019 and 2018, we incurred $3,544 and $719, respectively, of interest expense and $291 and $140, respectively, of unused commitment fees. For the six month periods ended June 30, 2019 and 2018, we incurred $6,426 and $1,028, respectively, of interest expense and $347 and $229, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2019 and December 31, 2018 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2019	December 31, 2018
Unfunded delayed draw commitments	$72,778	$64,927
Unfunded revolving term loan commitments	38,895	28,006
Total unfunded commitments	$111,673	$92,933
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through June 30, 2019:

Date Declared	Record Date	Payment Date	Per Share Amount	Annualized Dividend Yield(1)
March 12, 2018	March 12, 2018	April 17, 2018	$0.30	6.3%
June 6, 2018	June 6, 2018	July 18, 2018	$0.37	7.9%
September 13, 2018	September 13, 2018	October 18, 2018	$0.40	9.1%
December 26, 2018	December 26, 2018	January 18, 2019	$0.46	9.9%
March 12, 2019	March 12, 2019	April 18, 2019	$0.47	10.0%
June 11, 2019	June 11, 2019	July 18, 2019	$0.51	10.1%

(1)
Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over four quarterly periods.

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
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2019 and December 31, 2018.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
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
Use of Estimates
The preparation of consolidated financial statements in Part I, Item 1 of this Form 10-Q in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
As of June 30, 2019, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility is also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2019 and December 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2019 and December 31, 2018 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the interest rate as of June 30, 2019 and 2018, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2019 and December 31, 2018, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of June 30, 2019			As of December 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$23,907	$(9,750)	$14,157	$15,441	$(6,531)	$8,910
Up 200 basis points	$15,938	$(6,500)	$9,438	$10,294	$(4,354)	$5,940
Up 100 basis points	$7,969	$(3,250)	$4,719	$5,147	$(2,177)	$2,970
Down 100 basis points	$(7,969)	$3,250	$(4,719)	$(5,147)	$2,177	$(2,970)
Down 200 basis points	$(12,272)	$6,500	$(5,772)	$(8,267)	$4,354	$(3,913)
Down 300 basis points	$(12,839)	$7,754	$(5,085)	$(8,495)	$4,921	$(3,574)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

10.1
Loan and Security Agreement, dated as of April 1, 2019, among TCG BDC II SPV LLC as Borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer.*

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

TCG BDC II, INC.

Dated: August 7, 2019	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)