Form 10-Q
period 2019-09-30
TCG BDC II, Inc.
filed 2019-11-08
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 8, 2019 was 34,549,112.

TCG BDC II, INC.
INDEX

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2019 (unaudited) and December 31, 2018	1
	Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the nine month periods ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	4
	Consolidated Schedules of Investments as of September 30, 2019 (unaudited) and December 31, 2018	5
	Notes to Consolidated Financial Statements (unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52
Part II.	Other Information
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	54
	Signatures	55

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,007,269 and $513,010, respectively)	$1,002,874	$510,427
Cash and cash equivalents	19,158	4,245
Deferred financing costs	2,556	1,527
Receivable for investment sold	1,262	1,243
Interest receivable from non-controlled/non-affiliated investments	8,699	2,181
Prepaid expenses and other assets	3,855	573
Total assets	$1,038,404	$520,196
LIABILITIES
Secured borrowings (Note 5)	$406,079	$217,700
Payable for investments purchased	—	1,870
Due to Investment Adviser	199	18
Interest and credit facility fees payable (Note 5)	3,104	1,848
Dividend payable (Note 7)	13,023	6,545
Management and incentive fees payable (Note 4)	4,142	2,020
Administrative service fees payable (Note 4)	33	45
Other accrued expenses and liabilities	1,486	936
Total liabilities	428,066	230,982
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 29,701,801 shares and 14,229,500 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	297	142
Paid-in capital in excess of par value	611,388	291,820
Subscribed but unissued shares	—	24,953
Subscription receivable	—	(24,953)
Total distributable earnings (loss)	(1,347)	(2,748)
Total net assets	$610,338	$289,214
NET ASSETS PER SHARE	$20.55	$20.32
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$21,582	$7,223	$53,468	$14,206
Other income	1,659	503	4,024	656
Total investment income from non-controlled/non-affiliated investments	23,241	7,726	57,492	14,862
Total investment income	23,241	7,726	57,492	14,862
Expenses:
Organization costs (Note 2)	—	—	—	7
Offering costs (Note 2)	—	220	—	795
Management fees (Note 4)	1,718	640	4,131	1,330
Net investment income incentive fees (Note 4)	2,424	705	5,925	705
Capital gains incentive fees	—	630	—	630
Professional fees	153	180	488	462
Administrative service fees (Note 4)	31	149	230	357
Interest expense (Note 5)	4,140	1,312	10,566	2,340
Credit facility fees (Note 5)	603	279	1,497	798
Directors’ fees and expenses	50	48	146	150
Other general and administrative	400	201	951	527
Total expenses	9,519	4,364	23,934	8,101
Net investment income (loss)	13,722	3,362	33,558	6,761
Net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(104)	—	153	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,019)	(124)	(1,812)	3,321
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	687	—	687	—
Net realized gain (loss) change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(2,436)	(124)	(972)	3,321
Net increase (decrease) in net assets resulting from operations	$11,286	$3,238	$32,586	$10,082
Basic and diluted earnings per common share (Note 8)	$0.45	$0.36	$1.60	$1.60
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	24,910,884	8,926,599	20,371,658	6,290,222
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$33,558	$6,761
Net realized gain (loss) on investments	153	—
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1,125)	3,321
Net increase (decrease) in net assets resulting from operations	32,586	10,082
Capital transactions:
Common stock issued	319,943	160,306
Dividends declared (Note 10)	(31,405)	(7,834)
Net increase (decrease) in net assets resulting from capital share transactions	288,538	152,472
Net increase (decrease) in net assets	321,124	162,554
Net assets at beginning of period	289,214	82,722
Net assets at end of period	$610,338	$245,276
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$32,586	$10,082
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	861	466
Amortization of deferred offering costs	—	795
Net accretion of discount on investments	(2,914)	(550)
Paid-in-kind interest	(1,131)	—
Net realized (gain) loss on investments	(153)	—
Net change in unrealized (appreciation) depreciation on investments	1,812	(3,321)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(687)	—
Cost of investments purchased and change in payable for investments purchased	(571,857)	(337,758)
Proceeds from sales and repayments of investments and change in receivable for investments sold	79,907	18,665
Changes in operating assets:
Interest receivable	(6,518)	(1,446)
Prepaid expenses and other assets	(3,282)	(486)
Changes in operating liabilities:
Due to Investment Adviser	181	(2,690)
Interest and credit facility fees payable	1,256	729
Management and incentive fees payable	2,122	1,093
Administrative service fees payable	(12)	—
Accrued capital gains incentive fees	—	630
Other accrued expenses and liabilities	550	554
Net cash provided by (used in) operating activities	(467,279)	(313,237)
Cash flows from financing activities:
Proceeds from issuance of common stock	319,943	160,306
Borrowings on SPV Credit Facility and Subscription Facility	572,866	283,750
Repayments of SPV Credit Facility and Subscription Facility	(383,800)	(172,000)
Dividends paid in cash	(24,927)	(3,574)
Debt issuance costs paid	(1,890)	(925)
Offering costs paid	—	(78)
Net cash provided by (used in) financing activities	482,192	267,479
Net increase (decrease) in cash and cash equivalents	14,913	(45,758)
Cash and cash equivalents, beginning of period	4,245	70,570
Cash and cash equivalents, end of period	$19,158	$24,812
Supplemental disclosures:
Interest paid during the period	$9,502	$1,626
Dividends declared during the period	$31,405	$7,834
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.96%)
Aero Operating, LLC (Dejana Industries, Inc.)	^+	(2)(3)(6)	Business Services	L + 7.25%	9.29%	1/5/2018	12/29/2022	$6,292	$6,243	$6,244	1.02%
Alpine SG, LLC	^+	(2)(3)	High Tech Industries	L + 5.50%	7.76%	2/2/2018	11/16/2022	15,301	15,178	15,345	2.51
American Physician Partners, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.50%	8.60%	1/7/2019	12/21/2021	38,401	37,932	38,509	6.31
Analogic Corporation	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.04%	6/22/2018	6/22/2024	35,320	34,688	34,737	5.69
Anchor Hocking, LLC	^	(2)(3)	Durable Consumer Goods	L + 8.25%	10.50%	1/25/2019	1/25/2024	10,996	10,677	10,639	1.74
Apptio, Inc.	^+	(2)(3)(6)	Software	L + 7.25%	9.56%	1/10/2019	1/10/2025	35,541	34,845	34,972	5.73
Avenu Holdings, LLC	+	(2)(3)	Sovereign & Public Finance	L + 5.25%	7.35%	9/28/2018	9/28/2024	38,763	38,191	37,441	6.13
Barnes & Noble, Inc.	^	(2)(3)(9)	Retail	L + 5.50%	7.68%	8/7/2019	8/7/2024	17,860	17,425	17,414	2.85
BMS Holdings III Corp.	^	(2)(3)(6)	Construction & Building	L + 5.25%	7.35%	9/30/2019	9/30/2026	23,333	22,583	22,583	3.70
Central Security Group, Inc.	+	(2)(3)	Consumer Services	L + 5.63%	7.67%	4/5/2018	10/6/2021	3,593	3,582	3,543	0.58
Chartis Holding, LLC	^	(2)(3)(6)	Business Services	L + 5.00%	7.03%	5/1/2019	4/1/2025	15,966	15,539	16,060	2.63
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7)	Software	L + 5.25%	7.29%	8/30/2018	8/30/2023	15,676	15,479	15,556	2.55
Circustrix Holdings, LLC	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.50%	7.54%	2/2/2018	12/16/2021	9,421	9,352	9,288	1.52
Comar Holding Company, LLC	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	7.30%	6/18/2018	6/18/2024	27,409	26,851	27,115	4.44
Cority Software Inc. (Canada)	^	(2)(3)(6)(7)	Software	L + 5.50%	7.82%	7/2/2019	7/2/2026	27,000	26,417	26,400	4.33
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2)(3)	Healthcare & Pharmaceuticals	L + 7.25% (100% PIK)	9.35%	2/15/2018	5/31/2022	16,273	16,137	11,244	1.84
Digicel Limited	^+		Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	194	176	0.03
DTI Holdco, Inc.	^	(2)(3)	High Tech Industries	L + 4.75%	7.01%	12/18/2018	9/30/2023	1,980	1,871	1,806	0.30
Ensono, LP	+	(2)(3)	Telecommunications	L + 5.25%	7.29%	4/30/2018	6/27/2025	8,558	8,485	8,484	1.39
Ethos Veterinary Health LLC	^	(2)(3)(6)	Consumer Services	L + 4.75%	7.04%	5/17/2019	5/17/2026	10,888	10,763	10,903	1.79
GRO Sub Holdco, LLC (Grand Rapids)	^	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.10%	2/28/2018	2/22/2023	6,606	6,519	6,118	1.00
iCIMS, Inc.	^+	(2)(3)(6)	Software	L + 6.50%	8.56%	9/12/2018	9/12/2024	23,930	23,489	23,655	3.88
Innovative Business Services, LLC	^+	(2)(3)(6)	High Tech Industries	L + 5.50%	7.80%	4/5/2018	4/5/2023	16,184	15,792	15,899	2.61
K2 Insurance Services, LLC	^	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.19%	7/3/2019	7/1/2024	22,082	21,508	22,177	3.63
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	^	(2)(3)(6)(7)	High Tech Industries	L + 5.50%, 1.00% PIK	8.60%	5/3/2019	5/5/2025	19,088	18,674	18,803	3.08

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.96%) (continued)
Liqui-Box Holdings, Inc.	^	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	6.59%	6/3/2019	6/3/2024	$—	$(26)	$(46)	(0.01)%
Mailgun Technologies, Inc.	^	(2)(3)(6)	High Tech Industries	L + 6.00%	8.11%	3/26/2019	3/26/2025	11,468	11,230	11,212	1.84
National Carwash Solutions, Inc.	^+	(2)(3)(6)	Automotive	L + 6.00%	8.10%	8/7/2018	4/28/2023	8,432	8,272	8,227	1.35
NES Global Talent Finance US, LLC (United Kingdom)	+	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	7.76%	5/9/2018	5/11/2023	9,916	9,779	9,747	1.60
Nexus Technologies, LLC	+	(2)(3)	High Tech Industries	L + 5.50%	7.60%	12/11/2018	12/5/2023	6,187	6,134	5,965	0.98
North American Dental Management, LLC	+	(2)(3)	Healthcare & Pharmaceuticals	P + 4.25%	9.25%	10/26/2018	7/7/2022	8,364	8,230	8,364	1.37
Northland Telecommunications Corporation	^+	(2)(3)(6)	Media: Broadcast & Subscription	L + 5.75%	7.79%	10/1/2018	10/1/2025	29,996	29,562	29,521	4.84
Paramit Corporation	^	(2)(3)	Capital Equipment	L + 4.50%	6.57%	5/3/2019	5/3/2025	7,163	7,099	7,169	1.18
PF Growth Partners, LLC	^	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.00%	7.08%	7/1/2019	7/11/2025	7,055	6,934	7,010	1.15
PPC Flexible Packaging, LLC	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	7.29%	11/23/2018	11/23/2024	13,626	13,426	13,392	2.19
Pretium Packaging, LLC	^+	(2)(3)	Containers, Packaging & Glass	L + 5.00%	7.12%	8/15/2019	11/14/2023	19,273	19,087	19,131	3.13
Propel Insurance Agency, LLC	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.50%	6.60%	4/30/2019	6/1/2024	2,369	2,353	2,362	0.39
PSI Services, LLC	+	(2)(3)	Business Services	L + 5.00%	7.08%	9/19/2018	1/20/2023	4,505	4,455	4,505	0.74
Redwood Services Group, LLC	^+	(2)(3)	High Tech Industries	L + 6.00%	8.12%	11/13/2018	6/6/2023	7,708	7,648	7,613	1.25
Riveron Acquisition Holdings, Inc.	^	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 6.25%	8.35%	5/22/2019	5/22/2025	15,661	15,365	15,667	2.57
Sapphire Convention, Inc. (Smart City)	^+	(2)(3)(6)	Telecommunications	L + 5.25%	7.27%	11/20/2018	11/20/2025	28,649	28,056	28,414	4.66
Smile Doctors, LLC	^+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.09%	10/6/2017	10/6/2022	20,758	20,620	20,474	3.35
Sovos Brands Intermediate, Inc.	+	(2)(3)	Beverage, Food & Tobacco	L + 5.00%	7.20%	11/16/2018	11/20/2025	19,949	19,769	19,781	3.24
SPay, Inc.	^	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.75%	7.82%	6/15/2018	6/15/2024	20,511	20,163	18,532	3.04
Tank Holding Corp.	^+	(2)(3)(6)	Capital Equipment	L + 4.00%	6.05%	3/26/2019	3/26/2024	7	7	7	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2)(3)(6)(7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.01%	7/23/2019	6/30/2024	£19,765	23,947	23,404	3.83
Transform SR Holdings, LLC	^	(2)(3)	Retail	L + 7.25%	9.30%	2/11/2019	2/11/2024	19,050	18,878	18,860	3.09
Trump Card, LLC	^+	(2)(3)(6)	Transportation: Cargo	L + 5.50%	7.60%	6/26/2018	4/21/2022	7,652	7,593	7,599	1.25
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,170	19,009	18,814	3.08
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	L + 5.75%	7.85%	11/30/2018	11/30/2024	22,193	21,783	21,779	3.57

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.96%) (continued)
VRC Companies, LLC	^	(2)(3)(6)	Business Services	L + 6.50%	8.57%	1/29/2019	3/31/2023	$16,762	$16,491	$16,597	2.72%
Westfall Technik, Inc.	^+	(2)(3)(6)	Chemicals, Plastics & Rubber	L + 5.75%	7.85%	9/13/2018	9/13/2024	27,153	26,495	25,934	4.25
WP CPP Holdings, LLC (CPP)	^	(2)(3)(6)	Aerospace & Defense	L + 3.75%	5.84%	7/18/2019	4/30/2025	—	(230)	(163)	(0.03)
Zemax Software Holdings, LLC	^+	(2)(3)(6)	Software	L + 5.75%	7.85%	6/25/2018	6/25/2024	10,171	9,982	10,100	1.65
Zenith Merger Sub, Inc.	^+	(2)(3)(6)	Business Services	L + 5.25%	7.35%	12/13/2017	12/13/2023	17,069	16,861	16,931	2.77
First Lien Debt Total									$837,386	$832,013	136.32%
Second Lien Debt (16.01%)
Access CIG, LLC	^	(2)(3)	Business Services	L + 7.75%	10.07%	2/14/2018	2/27/2026	$2,700	$2,679	$2,687	0.44%
Aimbridge Acquisition Co., Inc.	^	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	9.60%	2/1/2019	2/1/2027	7,727	7,598	7,542	1.23
Brave Parent Holdings, Inc.	^+	(2)(3)	Software	L + 7.50%	9.76%	10/3/2018	4/19/2026	19,062	18,660	18,107	2.97
Jazz Acquisition, Inc.	^	(2)(3)	Aerospace & Defense	L + 8.00%	10.10%	6/13/2019	6/18/2027	23,450	23,109	23,072	3.78
Outcomes Group Holdings, Inc.	^	(2)(3)	Business Services	L + 7.50%	9.62%	10/23/2018	10/26/2026	4,500	4,490	4,496	0.74
Pharmalogic Holdings Corp.	^	(2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	10.04%	6/7/2018	12/11/2023	800	797	800	0.13
Quartz Holding Company (QuickBase, Inc.)	^	(2)(3)	Software	L + 8.00%	10.07%	4/2/2019	4/2/2027	11,900	11,673	11,812	1.93
Santa Cruz Holdco, Inc.	+	(2)(3)	Non-durable Consumer Goods	L + 8.25%	10.57%	12/15/2017	12/13/2024	7,600	7,538	7,567	1.24
Tank Holding Corp.	^	(2)(3)	Capital Equipment	L + 8.25%	10.34%	3/26/2019	3/26/2027	37,380	36,700	36,977	6.06
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	10.04%	8/9/2018	8/9/2026	8,333	8,183	8,224	1.35
WP CPP Holdings, LLC (CPP)	^	(2)(3)	Aerospace & Defense	L + 7.75%	10.01%	7/18/2019	4/30/2026	39,500	39,115	39,238	6.43
Second Lien Debt Total									$160,542	$160,522	26.30%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Type	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (1.03%)
ANLG Holdings, LLC	^	(8)	Healthcare & Pharmaceuticals	Common stock	6/22/2018	879,689	$880	$974	0.16%
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	Common stock	9/28/2018	172,413	172	149	0.02
Chartis Holding, LLC	^	(8)	Business Services	Common stock	5/1/2019	432,900	433	500	0.08
Cority Software Inc. (Canada)	^	(8)	Software	Common stock	7/2/2019	250,000	250	315	0.05
GRO Sub Holdco, LLC (Grand Rapids)	^	(8)	Healthcare & Pharmaceuticals	Common stock	3/29/2018	500,000	500	132	0.02
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	Common stock	7/3/2019	432,900	432	433	0.07
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	Common stock	3/26/2019	423,729	424	640	0.11
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	Common stock	6/18/2018	2,314,815	2,315	2,461	0.40
Paramit Corporation	^	(8)	Capital Equipment	Common stock	6/17/2019	150,367	500	501	0.08
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	Common stock	2/1/2019	964,854	965	1,184	0.19
SiteLock Group Holdings, LLC	^	(8)	High Tech Industries	Common stock	4/5/2018	446,427	446	561	0.09
Tank Holding Corp.	^	(8)	Capital Equipment	Common stock	3/26/2019	850,000	850	966	0.16
USLS Acquisition, Inc.	^	(8)	Business Services	Common stock	11/30/2018	640,569	641	781	0.13
Zenith American Holding, Inc.	^	(8)	Business Services	Preferred Stock	12/13/2017	219,616	220	403	0.07
Zenith American Holding, Inc.	^	(8)	Business Services	Common stock	12/13/2017	219,616	—	—	—
Zillow Topco LP	^	(8)	Software	Common stock	6/25/2018	312,500	313	339	0.06
Equity Investments Total							$9,341	$10,339	1.69%
Total investments—non-controlled/non-affiliated							$1,007,269	$1,002,874	164.31%
Total investments							$1,007,269	$1,002,874	164.31%
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

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2019. As of September 30, 2019, the reference rates for all LIBOR loans were the 30-day LIBOR at 2.03%, the 90-day LIBOR at 2.09% and the 180-day LIBOR rate at 2.06%.

(3)	Loan includes interest rate floor feature, generally 1.00%.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.

(6)	As of September 30, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$817	$(6)
American Physician Partners, LLC	Delayed Draw	0.50	350	1
American Physician Partners, LLC	Revolver	0.50	1,500	4
Analogic Corporation	Revolver	0.50	3,029	(46)
Apptio, Inc.	Revolver	0.50	2,367	(36)
BMS Holdings III Corp.	Delayed Draw	1.00	6,667	(167)
Chartis Holding, LLC	Delayed Draw	0.50	6,402	24
Chartis Holding, LLC	Revolver	0.50	2,401	9
Chemical Computing Group	Revolver	0.50	903	(6)
Circustrix Holdings, LLC	Delayed Draw	1.00	836	(11)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(44)
Comar Holding Company, LLC	Revolver	0.50	1,608	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(60)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	3
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(68)
iCIMS, Inc.	Revolver	0.50	1,252	(14)
Innovative Business Services, LLC	Revolver	1.00	2,232	(35)
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	17
K2 Insurance Services, LLC	Revolver	0.50	2,290	7
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	Delayed Draw	0.50	1,918	(25)
Kaseya Luxembourg Holdings S.C.A. (Luxembourg)	Revolver	0.50	1,102	(14)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(46)
Mailgun Technologies,Inc.	Revolver	0.50	1,342	(27)
National Carwash Solutions, Inc.	Delayed Draw	1.00	1,494	(30)
National Carwash Solutions, Inc.	Revolver	0.50	310	(6)
Northland Cable Television, Inc.	Revolver	0.50	1,702	(26)
PF Growth Partners, LLC	Delayed Draw	1.00	1,152	(6)
PPC Industries Inc.	Revolver	0.50	1,957	(29)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	4,528	(32)
Smile Doctors LLC	Delayed Draw	1.00	2,157	(26)
Smile Doctors LLC	Revolver	0.50	964	(11)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
SPay, Inc	Revolver	0.50	682	(64)
Tank Holding Corp.	Revolver	0.50	40	—
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.69	3,922	(96)
Trump Card LLC	Revolver	0.50	635	(4)
USLS Acquisition, Inc.	Revolver	0.50	946	(17)
VRC Companies, LLC	Delayed Draw	1.00	13,157	(72)
Westfall Technik Inc	Delayed Draw	1.00	12,854	(402)
Westfall Technik Inc	Revolver	0.50	647	(19)
WP CPP Holdings, LLC	Delayed Draw	1.00	25,000	(163)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(8)
Zenith American Holding, Inc.	Delayed Draw	1.00	3,714	(23)
Zenith American Holding, Inc.	Revolver	0.50	1,138	(7)
Total unfunded commitments			$135,176	$(1,595)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2019, the aggregate fair value of these securities is $10,339, or 1.69% of the Company's net assets.

(9)
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

As of September 30, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$801,083	$795,739	79.35%
First Lien/Last Out Unitranche	36,303	36,274	3.61
Second Lien Debt	160,542	160,522	16.01
Equity Investments	9,341	10,339	1.03
Total	$1,007,269	$1,002,874	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

The rate type of debt investments at fair value as of September 30, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$978,725	$973,545	98.09%
Fixed Rate	19,203	18,990	1.91
Total	$997,928	$992,535	100.00%

The industry composition of investments at fair value as of September 30, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$61,994	$62,147	6.20%
Automotive	8,272	8,227	0.82
Banking, Finance, Insurance & Real Estate	63,605	64,043	6.39
Beverage, Food & Tobacco	46,961	46,819	4.67
Business Services	89,835	90,983	9.07
Capital Equipment	45,156	45,620	4.55
Chemicals, Plastics & Rubber	26,495	25,934	2.59
Construction & Building	22,583	22,583	2.25
Consumer Services	14,345	14,446	1.44
Containers, Packaging & Glass	62,618	63,237	6.31
Durable Consumer Goods	10,677	10,639	1.06
Energy: Oil & Gas	9,779	9,747	0.97
Healthcare & Pharmaceuticals	126,303	121,352	12.10
High Tech Industries	77,397	77,844	7.76
Hotel, Gaming & Leisure	44,047	42,372	4.22
Media: Broadcast & Subscription	29,562	29,521	2.94
Non-durable Consumer Goods	7,538	7,567	0.75
Retail	36,303	36,274	3.62
Software	141,108	141,256	14.08
Sovereign & Public Finance	38,363	37,590	3.75
Telecommunications	36,735	37,074	3.70
Transportation: Cargo	7,593	7,599	0.76
Total	$1,007,269	$1,002,874	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2019
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of September 30, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$42,146	$42,271	4.21%
Cyprus	19,009	18,814	1.88
Luxembourg	18,674	18,803	1.87
United Kingdom	33,726	33,151	3.31
United States	893,714	889,835	88.73
Total	$1,007,269	$1,002,874	100.00%
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
As of September 30, 2019
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
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company generally uses the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans, and "unitranche" loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities), although the Company may make investments in issuers with EBITDA outside of such range. The Company expets that the composition of its portfolio will change over time given the Investment Adviser's view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.
The Company invests primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Debt securities that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans”. The Company also invests in debt securities of foreign companies, which may expose the Company to additional risks not typically associated with investing in U.S. companies. The Company may employ hedging techniques to minimize these risks, but the Company can offer no assurance that it will, in fact, hedge currency risk, or that if it does, such strategies will be effective.
The Company's investments in equities consist primarily of common stock, and to a lesser extent preferred stock, of private companies. The Company's investments in equities will typically be higher yielding than Middle Market Senior Loans because, in the case of common stock, the return realized upon the disposition of the investment is expected to be higher than the yield on Middle Market Senior Loans, and in the case of preferred stock, the cash and/or payment-in-kind dividends are expected to be higher than the yield on Middle Market Senior Loans, reflecting the increased risk associated with these investments.
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
The interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the three month and nine month periods ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of September 30, 2019, the fair value of the loans in the portfolio with PIK provisions was $72,265, which represented approximately 7.2% of total investments at fair value. As of December 31, 2018, there were no loans in the portfolio which contained PIK provisions. For the three month and nine month periods ended September 30, 2019, the Company earned $657 and $1,024 in PIK income, respectively included in interest income in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2018, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2019, the Company earned $1,659 and $4,024, respectively, in other income, primarily from underwriting and prepayment fees. For the three month and nine month periods ended September 30, 2018, the Company earned $503 and $656, respectively, in other income, primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019 and December 31, 2018 and for the periods then ended, no loans in the portfolio were on non-accrual status.
Subscription Facility, SPV Credit Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)
Interest expense and unused commitment fees on the senior secured revolving credit facility (as amended, the “Subscription Facility”) and the SPV Credit Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
The Subscription Facility and the SPV Credit Facility are recorded at carrying value, which approximates fair value.

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
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of September 30, 2019 and December 31, 2018, $1,500 and $1,500, respectively, of initial organization and offering costs had been incurred by the Company and $629 and $544, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. The SPV is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
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

Foreign Currency Translations
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation.
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
In September 2018, related to the Disclosure Update and Simplification release (the “DUS Release”) issued by the Securities and Exchange Commission (the "SEC") in August 2018, the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes that the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company has adopted the new requirement starting with the quarter that began on January 1, 2019, which did not have a material impact on the Company’s consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2019 and December 31, 2018.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine month periods ended September 30, 2019 and 2018, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$832,013	$832,013
Second Lien Debt	—	—	160,522	160,522
Equity Investments	—	—	10,339	10,339
Total	$—	$—	$1,002,874	$1,002,874

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$438,742	$438,742
Second Lien Debt	—	—	66,207	66,207
Equity Investments	—	—	5,478	5,478
Total	$—	$—	$510,427	$510,427

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$650,422	$131,509	$8,620	$790,551
Purchases	188,855	39,127	681	228,663
Sales	—	—	—	—
Paydowns	(4,859)	(9,498)	—	(14,357)
Accretion of discount	999	141	—	1,140
Net realized gains (losses)	(104)	—	—	(104)
Net change in unrealized appreciation (depreciation)	(3,300)	(757)	1,038	(3,019)
Balance, end of period	$832,013	$160,522	$10,339	$1,002,874
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(3,300)	$(732)	$1,038	$(2,994)

	Financial Assets For the nine month period ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$438,742	$66,207	$5,478	$510,427
Purchases	446,695	120,570	3,853	571,118
Sales	(10,942)	—	(486)	(11,428)
Paydowns	(41,250)	(27,248)	—	(68,498)
Accretion of discount	2,305	609	—	2,914
Net realized gains (losses)	(116)	—	269	153
Net change in unrealized appreciation (depreciation)	(3,421)	384	1,225	(1,812)
Balance, end of period	$832,013	$160,522	$10,339	$1,002,874
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(3,514)	$462	$1,225	$(1,827)

	Financial Assets For the three month period ended September 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$238,994	$55,182	$4,898	$299,074
Purchases	99,428	11,782	172	111,382
Paydowns	(13,907)	—	—	(13,907)
Accretion of discount	346	19	—	365
Net change in unrealized appreciation (depreciation)	(116)	(48)	40	(124)
Balance, end of period	$324,745	$66,935	$5,110	$396,790
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$285	$(48)	$40	$277

	Financial Assets For the nine month period ended September 30, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$50,045	$30,806	$438	$81,289
Purchases	290,258	35,411	4,626	330,295
Paydowns	(18,665)	—	—	(18,665)
Accretion of discount	503	47	—	550
Net change in unrealized appreciation (depreciation)	2,604	671	46	3,321
Balance, end of period	$324,745	$66,935	$5,110	$396,790
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$2,652	$671	$46	$3,369

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2019 and December 31, 2018:

	Fair Value as of September 30, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$608,131	Discounted Cash Flow	Discount Rate	4.13%	17.92%	7.41%
	223,882	Consensus Pricing	Indicative Quotes	70.46%	100.00%	97.76%
Total First Lien Debt	832,013
Investments in Second Lien Debt	150,294	Discounted Cash Flow	Discount Rate	7.58%	9.92%	8.88%
	10,228	Consensus Pricing	Indicative Quotes	97.60%	99.50%	98.10%
Total Second Lien Debt	160,522
Investments in Equity	10,339	Income Approach	Discount Rate	7.89%	12.44%	9.33%
		Market Approach	Comparable Multiple	6.37x	16.65x	10.97x
Total Equity Investments	10,339
Total Level 3 Investments	$1,002,874

	Fair Value as of December 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$432,295	Discounted Cash Flow	Discount Rate	5.57%	9.63%	7.38%
	6,447	Consensus Pricing	Indicative Quotes	93.25%	98.00%	96.63%
Total First Lien Debt	438,742
Investments in Second Lien Debt	63,556	Discounted Cash Flow	Discount Rate	7.93%	9.81%	9.41%
	2,651	Consensus Pricing	Indicative Quotes	98.17%	98.17%	98.17%
Total Second Lien Debt	66,207
Investments in Equity	5,478	Income Approach	Discount Rate	8.51%	12.84%	10.14%
		Market Approach	Comparable Multiple	7.74x	14.70x	10.48x
Total Equity Investments	5,478
Total Level 3 Investments	$510,427
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates, indicative quotes and comparable EBITDA multiples. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or comparable EBITDA multiples in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in comparable EBITDA multiples in isolation would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$406,079	$406,079	$217,700	$217,700
Total	$406,079	$406,079	$217,700	$217,700
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
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

For the three month and nine month periods ended September 30, 2019, management fees were $1,718 and $4,131, respectively, incentive fees related to pre-incentive fee net investment income were $2,424 and $5,925, respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month and nine month periods ended September 30, 2018, management fees were $640 and $1,330, respectively, incentive fees related to pre-incentive fee net investment income were $705, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month and nine month periods ended September 30, 2019, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). For the three month and nine month periods ended September 30, 2018, accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) from inception through September 30, 2018 were $630. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid through September 30, 2019.
As of September 30, 2019 and December 31, 2018, $4,142 and $2,020, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
The initial term of the Administration Agreement was two years from April 18, 2017 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Administration Agreement with the Administrator for an additional one year term. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three month and nine month periods ended September 30, 2019, the Company incurred $31 and $230, respectively and for the three month and nine month periods ended September 30, 2018, the Company incurred $149 and $357, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, $33 and $45, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month and nine month periods ended September 30, 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $217 and $587, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $124 and $330, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, $1,139 and $552, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month and nine month periods ended September 30, 2019, TCG earned $287 and $931, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid $287 and $931, respectively, in placement fees to sub-placement agents. For the three month and nine month periods ended September 30, 2018, TCG earned no placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors

The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2019, the Company incurred $50 and $146, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. For the three month and nine month periods ended September 30, 2018, the Company incurred $48 and $150, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of September 30, 2019 and December 31, 2018, there were no unpaid directors’ fees and expenses.
5. BORROWINGS
In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2019 and December 31, 2018, asset coverage was 250.30% and 232.85%, respectively. During the three month and nine month periods ended September 30, 2019, there were secured borrowings of $261,266 and $572,866, respectively, under the Subscription Facility and SPV Credit Facility and repayments of $179,500 and $383,800, respectively, under the Subscription Facility and SPV Credit Facility. During the three month and nine month periods ended September 30, 2018, there were secured borrowings of $122,350 and $283,750, respectively, under the Subscription Facility and repayments of $93,000 and $172,000, respectively, under the Subscription Facility. As of September 30, 2019 and December 31, 2018, there was $406,079 and $217,700, respectively, in secured borrowings outstanding.
Subscription Facility
The Company closed on October 3, 2017 on the Subscription Facility, which was subsequently amended on March 14, 2018 and November 16, 2018. The maximum principal amount of the Subscription Facility, which was $375,000 as of December 31, 2018, was reduced to $325,000 during the third quarter. This amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. Proceeds of the Subscription Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Subscription Facility may be increased to $750,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.55% per year. The Company also pays a fee of 0.25% on undrawn amounts under the Subscription Facility. The availability period under the Subscription Facility will terminate on the maturity date, October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent).
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
As of September 30, 2019 and December 31, 2018, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
SPV Credit Facility
The SPV closed on April 1, 2019 on the SPV Credit Facility, which was amended October 25, 2019. The SPV Credit Facility provides for secured borrowings of $300,000 ($450,000 following the amendment), subject to availability under the SPV Credit Facility, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $600,000, subject to restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a maturity date of April 1, 2024. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a 0.45% step-up based on collateral coverage and asset mix. The SPV is also required to pay an undrawn commitment fee of between 0.375% and 0.50% per year. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
As of September 30, 2019, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.

Summary of Facilities
The Facilities consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$300,000	$160,000	$140,000	$140,000
Subscription Facility	325,000	246,079	78,921	73,968
Total	$625,000	$406,079	$218,921	$213,968

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
As of September 30, 2019 and December 31, 2018, $2,822 and $1,763, respectively, of interest expense, $282 and $85, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2019, the weighted average interest rate was 3.83% and 3.98%, respectively, and the average principal debt outstanding was $423,519 and $350,166, respectively. For the three month and nine month periods ended September 30, 2018, the weighted average interest rate was 3.66% and 3.61%, respectively, and the average principal debt outstanding was $140,180 and $85,541, respectively. As of September 30, 2019 and December 31, 2018, the weighted average interest rate was 3.92% and 4.05%, respectively, based on floating LIBOR rates.
For the three month and nine month periods ended September 30, 2019 and 2018, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month period ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$4,140	$1,312	$10,566	$2,340
Facility unused commitment fee	289	102	636	332
Amortization of deferred financing costs	314	177	861	466
Total interest expense and credit facility fees	$4,743	$1,591	$12,063	$3,138
Cash paid for interest expense	$4,143	$1,218	$9,502	$1,626
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2019 and December 31, 2018:

	Secured Borrowings
Payment Due by Period	September 30, 2019	December 31, 2018
Less than 1 Year	$—	$—
1-3 Years	246,079	217,700
3-5 Years	160,000	—
More than 5 Years	—	—
Total	$406,079	$217,700
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2019 and December 31, 2018 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2019	December 31, 2018
Unfunded delayed draw commitments	$92,799	$64,927
Unfunded revolving term loan commitments	42,377	28,006
Total unfunded commitments	$135,176	$92,933
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the three month period ended September 30, 2019, the Company issued 6,528,536 shares for $135,005. The following table summarizes capital activity during the three month period ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	23,173,265	$232	$476,448	$1,533	$233	$(1,376)	$477,070
Common stock issued	6,528,536	65	134,940	—	—	—	135,005
Net investment income (loss)	—	—	—	13,722	—	—	13,722
Net realized gain (loss) on investments - non-controlled/non-affiliated	—	—	—	—	(104)	—	(104)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(3,019)	(3,019)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities						687	687
Dividends declared	—	—	—	(13,023)	—	—	(13,023)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	$29,701,801	$297	$611,388	$2,232	$129	$(3,708)	$610,338
During the nine month period ended September 30, 2019, the Company issued 15,472,301 shares for $319,943. The following table summarizes capital activity during the nine month period ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	14,229,500	$142	$291,820	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	15,472,301	155	319,788	—	—	—	319,943
Net investment income (loss)	—	—	—	33,558	—	—	33,558
Net realized gain (loss) on investments - non-controlled/non-affiliated	—	—	—	—	153	—	153
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,812)	(1,812)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities						687	687
Dividends declared	—	—	—	(31,405)	—	—	(31,405)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(220)	220		—	—
Balance, end of period	29,701,801	$297	$611,388	$2,232	$129	$(3,708)	$610,338

During the three month period ended September 30, 2018, the Company issued 3,097,256 shares for $63,881. The following table summarizes capital activity during the three month period ended September 30, 2018:

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
The following table summarizes total shares issued and proceeds received related to capital activity during the nine month period ended September 30, 2019:

	Shares Issued	Proceeds Received
January 10, 2019	1,218,407	$24,953
February 28, 2019	1,677,049	35,000
March 26, 2019	1,940,070	39,990
May 8, 2019	1,195,615	25,000
June 26, 2019	2,912,624	60,000
August 14, 2019	2,873,565	60,000
September 25, 2019	3,654,971	75,000
Total	15,472,301	$319,943

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
Subscription transactions during the nine month periods ended September 30, 2019 and 2018 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the nine month periods ended September 30, 2019 and 2018, such subscription transactions increased net asset value by $0.11 per share and $0.13 per share, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net increase (decrease) in net assets resulting from operations	$11,286	$3,238	$32,586	$10,082
Weighted-average common shares outstanding	24,910,884	8,926,599	20,371,658	6,290,222
Basic and diluted earnings per common share	$0.45	$0.36	$1.60	$1.60
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2019 and 2018:

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Per Share Data:
Net asset value per share, beginning of period	$20.32	$20.03
Net investment income (loss) (1)	1.65	1.07
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.05)	0.53
Net increase (decrease) in net assets resulting from operations	1.60	1.60
Dividends declared (2)	(1.48)	(1.07)
Effect of offering price of subscriptions (3)	0.11	0.13
Net asset value per share, end of period	$20.55	$20.69

Number of shares outstanding, end of period	29,701,801	11,857,583
Total return based on net asset value (4)	8.42%	8.64%
Net assets, end of period	$610,338	$245,276
Ratio to average net assets (5):
Expenses before incentive fees	3.03%	4.66%
Expenses after incentive fees	4.02%	5.58%
Net investment income (loss)	5.64%	4.66%
Interest expense and credit facility fees	2.03%	2.16%
Ratios/Supplemental Data:
Asset coverage, end of period	250.30%	242.19%
Portfolio turnover	10.31%	8.67%
Total committed capital, end of period	$1,227,687	$938,329
Ratio of total contributed capital to total committed capital, end of period	49.91%	25.88%
Weighted-average shares outstanding	20,371,658	6,290,222

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the quarter-end date (refer to Note 7, Net Assets).

(3)	Increase (decrease) is due to the offering price of subscriptions during the period (refer to Note 7, Net Assets).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the nine month periods ended September 30, 2019 and 2018 is inclusive of $0.11 and $0.13,respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 7.87% and 7.99%, respectively, (refer to Note 7, Net Assets).

(5)	These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2019 and December 31, 2018, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2019 and September 30, 2018.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2019 and 2018, the Company has yet to file a tax return and therefore is not subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2019 to September 30, 2019 and for the period from July 1, 2018 to September 30, 2018 was as follows:

	For the period from July 1, 2019 to September 30, 2019	For the period from July 1, 2018 to September 30, 2018
Ordinary income	$13,023	$4,260
Tax return of capital	—	—

11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to September 30, 2019, the Company borrowed $120,200 under the Subscription Facility and SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $105,000 under the Subscription Facility.
On October 25, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $100,000. Proceeds from the capital call and the related issuance of 4,847,311 shares occurred November 6, 2019.
On October 25, 2019, the maximum principal amount under the SPV Credit Facility was increased from $300,000 to $450,000.
On October 29, 2019, the maximum principal amount under the Subscription Facility was reduced from $325,000 to $275,000.

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
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. In describing our business, we generally use the term “middle market” to refer to companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We seek to achieve our investment objective through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (“Middle Market Senior Loans”), with the balance our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities), although we may make investments in issuers with EBITDA outside of such range. The Company expects that the composition of its portfolio will change over time given the Investment Adviser's view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.
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
Our investments in equities consist primarily of common stock, and to a lesser extent, preferred stock, of private companies. Our investments in equities will typically be higher yielding than Middle Market Senior Loans because, in the case of common stock, the return realized upon the disposition of the investment is expected to be higher than the yield on Middle Market Senior Loans, and in the case of preferred stock, the cash and/or payment-in-kind dividends are expected to be higher than the yield on Middle Market Senior Loans, reflecting the increased risk associated with these investments.
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of September 30, 2019, our Investment Adviser’s investment team included a team of 26 dedicated investment professionals. The five members of our Investment Adviser’s investment committee have an average of 26 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
PORTFOLIO AND INVESTMENT ACTIVITY
As of September 30, 2019, the fair value of our investments was approximately $1,002,874, comprised of 82 investments in 65 portfolio companies across 22 industries with 41 sponsors. As of December 31, 2018, the fair value of our investments was approximately $510,427, comprised of 49 investments in 41 portfolio companies across 17 industries with 31 sponsors.
Based on fair value as of September 30, 2019, our portfolio consisted of approximately 99.0% in secured debt (83.0% in first lien debt and 16.0% in second lien debt) and 1.0% in equity investments. Based on fair value as of September 30, 2019, approximately 98.1% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.
Based on fair value as of December 31, 2018, our portfolio consisted of approximately 98.9% in secured debt (86.0% in first lien debt and 13.0% in second lien debt) and 1.1% in equity investments. Based on fair value as of December 31, 2018, all of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

Our investment activity for the three month periods ended September 30, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2019	September 30, 2018
Investments:
Total investments, beginning of period	$791,927	$294,747
New investments purchased	228,663	111,382
Net accretion of discount on investments	1,140	365
Net realized gain (loss) on investments	(104)	—
Investments sold or repaid	(14,357)	(13,907)
Total Investments, end of period	$1,007,269	$392,587
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$175,365	$101,485
First Lien/Last Out Unitranche	17,860	—
Second Lien Debt	39,500	11,949
Equity Investments	681	172
Total	$233,406	$113,606
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(4,859)	$(13,908)
Second Lien Debt	(9,498)	—
Total	$(14,357)	$(13,908)
Number of new funded investments	11	8
Average amount of new funded investments	$20,788	$13,923
Percentage of new funded debt investments at floating interest rates	91%	100%
Percentage of new funded debt investments at fixed interest rates	9%	—%
As of September 30, 2019 and December 31, 2018, investments consisted of the following:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$801,083	$795,739	$440,694	$438,742
First Lien/Last Out Unitranche	36,303	36,274	—	—
Second Lien Debt	160,542	160,522	66,611	66,207
Equity Investments	9,341	10,339	5,705	5,478
Total	$1,007,269	$1,002,874	$513,010	$510,427

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.50%	8.56%	8.76%	8.80%
First Lien/Last Out Unitranche	9.91%	9.92%	—%	—%
First Lien Debt Total	8.56%	8.62%	8.76%	8.80%
Second Lien Debt	10.44%	10.44%	10.90%	10.96%
First and Second Lien Debt Total	8.87%	8.91%	9.04%	9.09%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2019 and December 31, 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 9.04% to 8.87% from December 31, 2018 to September 30, 2019, primarily due to the decrease in LIBOR.
See the Consolidated Schedules of Investments as of September 30, 2019 and December 31, 2018 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$44.0	4.43%	$—	—%
Internal Risk Rating 2	829.9	83.61	477.8	94.63
Internal Risk Rating 3	82.8	8.34	20.9	4.14
Internal Risk Rating 4	35.9	3.62	6.2	1.23
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—
Total	$992.6	100.00%	$504.9	100.00%

As of September 30, 2019 and December 31, 2018, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1. As of September 30, 2019 and December 31, 2018, 3 and 1 of our debt investments, with an aggregate fair value of $35.9 million and $6.2 million, respectively, was assigned an Internal Risk Rating of 4-6 and no investments in the portfolio were on non-accrual status. All of our first and second lien debt investments were performing and current on their interest payments as of September 30, 2019 and December 31, 2018.
During the nine month period ended September 30, 2019, 2 investments with fair value of $29.8 million were downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the respective portfolio companies.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2019 and 2018
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month and nine month periods ended September 30, 2019 and 2018 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
First Lien Debt	$17,819	$5,991	$45,118	$10,757
Second Lien Debt	5,422	1,735	12,374	4,105
Total investment income	$23,241	$7,726	$57,492	$14,862
The increase in investment income for the three month and nine month periods ended September 30, 2019 from the comparable period in 2018 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $1,007,269 as of September 30, 2019 from $392,587 as of September 30, 2018 at amortized cost, and total principal amount of investments outstanding increased to $1,024,767 as of September 30, 2019 from $399,870 as of September 30, 2018. As of September 30, 2019, the weighted average yield of our first and second lien debt investments decreased to 8.87% from 8.94% as of September 30, 2018, on amortized cost primarily due to the decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2019 and 2018 and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three month and nine month periods ended September 30, 2019 and 2018 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total investment income	$23,241	$7,726	$57,492	$14,862
Total expenses	9,519	4,364	23,934	8,101
Net investment income (loss)	$13,722	$3,362	$33,558	$6,761
Expenses
Expenses for the three month and nine month periods ended September 30, 2019 and 2018 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Organization costs	$—	$—	$—	$7
Offering costs	—	220	—	795
Management fees	1,718	640	4,131	1,330
Net investment income incentive fees	2,424	705	5,925	705
Capital gains incentive fees	—	630	—	630
Professional fees	153	180	488	462
Administrative service fees	31	149	230	357
Interest expense	4,140	1,312	10,566	2,340
Credit facility fees	603	279	1,497	798
Directors’ fees and expenses	50	48	146	150
Other general and administrative	400	201	951	527
Total expenses	$9,519	$4,364	$23,934	$8,101

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2019 and 2018 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$4,140	$1,312	$10,566	$2,340
Facility unused commitment fee	289	102	636	332
Amortization of deferred financing costs	314	177	861	466
Total interest expense and credit facility fees	$4,743	$1,591	$12,063	$3,138
Cash paid for interest expense	$4,143	$1,218	$9,502	$1,626
The increase in interest expense for the three month and nine month periods ended September 30, 2019 compared to the comparable periods in 2018 was driven by increased drawings under the Subscription Facility and SPV Credit Facility related to increased deployment of capital for investments. For the three month period ended September 30, 2019, the average interest rate increased to 3.83% from 3.66% for the comparable period in 2018, and average principal debt outstanding increased to $423,519 from $140,180 for the comparable period in 2018. For the nine month period ended September 30, 2019, the average interest rate increased to 3.98% from 3.61% for the comparable period in 2018, and average principal debt outstanding increased to $350,166 from $85,541 for the comparable period in 2018.
The increase in management fees and incentive fees for the three month and nine month periods ended September 30, 2019 was driven by our increased deployment of capital. For the three month periods ended September 30, 2019 and 2018, management fees were $1,718 and $640, respectively, incentive fees related to pre-incentive fee net investment income was $2,424 and $705 respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the nine month periods ended September 30, 2019 and 2018, management fees were $4,131 and $1,330, respectively, incentive fees related to pre-incentive fee net investment income were $5,925 and $705, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month and nine month periods ended September 30, 2019, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). For the three month and nine month periods ended September 30, 2018, accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2018 were $630. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid through September 30, 2019. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.

Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions, sub-administrative fees and other costs.
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended September 30, 2019, we recorded realized loss of $104 on two investments, and no realized gains. We recorded a change in unrealized appreciation on 41 investments of $3,710 and a change in unrealized depreciation on 37 investments of $6,729. During the nine month period ended September 30, 2019, we recorded realized gain on two investments of $269, partially offset by a realized loss on three investments of $116. We recorded a change in unrealized appreciation on 53 investments of $7,502 and a change in unrealized depreciation on 28 investments of $9,314.
During the three month period ended September 30, 2018, we recorded a change in unrealized appreciation on 17 investments of $1,213 and a change in unrealized depreciation on 17 investments of $1,337. During the nine month period ended September 30, 2018, we recorded a change in unrealized appreciation on 30 investments of $3,882 and a change in unrealized depreciation on 4 investments of $561. There were no realized gains or losses recorded during the three and nine month periods ended September 30, 2018.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and nine month periods ended September 30, 2019 and 2018 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net realized gain (loss) on investments	$(104)	$—	$153	$—
Net change in unrealized appreciation (depreciation) on investments	(3,019)	(124)	(1,812)	3,321
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(3,123)	$(124)	$(1,659)	$3,321
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and nine month periods ended September 30, 2019 and 2018 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(104)	$(3,300)	$—	$(116)	$(116)	(3,421)	$—	$2,604
Second Lien Debt	—	(757)	—	(48)	—	384	—	671
Equity Investments	—	1,038	—	40	269	1,225	—	46
Total	$(104)	$(3,019)	$—	$(124)	$153	$(1,812)	$—	$3,321
Net change in unrealized appreciation in our investments for the three month and nine month periods ended September 30, 2019 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings, and the impact of exits.
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
We entered into a revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018 and November 16, 2018 (as amended, the “Subscription Facility”). The Subscription Facility provides for secured borrowings up to the lesser of $750,000 or certain of the unfunded capital commitments we have received, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The maximum principal amount of the Subscription Facility was reduced to $325,000 as of September 30, 2019 from $375,000 as of December 31, 2018. The Subscription Facility provides for a three-year revolving period and has a maturity date of October 3, 2020 (with two one-year extension options, subject to the Company’s and the lender’s consent). Borrowings under the Subscription Facility bear interest initially at LIBOR plus 1.55% per year. The Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019. The SPV Credit Facility provides for secured borrowings of $300,000 ($450,000 following the amendment), subject to availability under the SPV Credit Facility, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $600,000, subject to restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a maturity date of April 1, 2024. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a step-up based on collateral coverage and asset mix. The SPV Credit Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
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
For more information on the Subscription Facility and the SPV Credit Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
As of September 30, 2019 and December 31, 2018, the Company had $19,158 and $4,245, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$300,000	$160,000	$140,000	$140,000
Subscription Facility	325,000	246,079	78,921	73,968
Total	$625,000	$406,079	$218,921	$213,968

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued as of September 30, 2019 and December 31, 2018 were 29,701,801 and 14,299,500, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2019 and 2018:

	For the nine month periods ended
	September 30, 2019	September 30, 2018
Shares outstanding, beginning of period	14,229,500	4,130,683
Common stock issued	15,472,301	7,726,900
Shares outstanding, end of period	29,701,801	11,857,583
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2019 and December 31, 2018:

	SPV Credit Facility and Credit Facility
Payment Due by Period	September 30, 2019	December 31, 2018
Less than 1 Year	$—	$—
1-3 Years	246,079	217,700
3-5 Years	160,000	—
More than 5 Years	—	—
Total	$406,079	$217,700
As of September 30, 2019 and December 31, 2018, $406,079 and $217,700, respectively, of secured borrowings were outstanding under the Subscription Facility and SPV Credit Facility. For the three month periods ended September 30, 2019 and 2018, we incurred $4,140 and $1,312, respectively, of interest expense and $289 and $102, respectively, of unused commitment fees. For the nine month periods ended September 30, 2019 and 2018, we incurred $10,566 and $2,340, respectively, of interest expense and $636 and $332, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2019 and December 31, 2018 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2019	December 31, 2018
Unfunded delayed draw commitments	$92,799	$64,927
Unfunded revolving term loan commitments	42,377	28,006
Total unfunded commitments	$135,176	$92,933
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through September 30, 2019:

Date Declared	Record Date	Payment Date	Per Share Amount	Annualized Dividend Yield(1)
March 12, 2018	March 12, 2018	April 17, 2018	$0.30	6.3%
June 6, 2018	June 6, 2018	July 18, 2018	$0.37	7.9%
September 13, 2018	September 13, 2018	October 18, 2018	$0.40	9.1%
December 26, 2018	December 26, 2018	January 18, 2019	$0.46	9.9%
March 12, 2019	March 12, 2019	April 18, 2019	$0.47	10.0%
June 11, 2019	June 11, 2019	July 18, 2019	$0.51	10.1%
September 10, 2019	September 10, 2019	October 18, 2019	$0.50	10.1%

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2019 and December 31, 2018.
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
For further information on the definition of the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3 to the consolidated financial statement in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
As of September 30, 2019, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility and the SPV Credit Facility are subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2019 and December 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2019 and December 31, 2018 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the interest rate as of September 30, 2019 and 2018, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2019 and December 31, 2018, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of September 30, 2019			As of December 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$29,861	$(12,203)	$17,658	$15,441	$(6,531)	$8,910
Up 200 basis points	$19,907	$(8,135)	$11,772	$10,294	$(4,354)	$5,940
Up 100 basis points	$9,954	$(4,068)	$5,886	$5,147	$(2,177)	$2,970
Down 100 basis points	$(9,895)	$4,068	$(5,827)	$(5,147)	$2,177	$(2,970)
Down 200 basis points	$(19,606)	$8,135	$(11,471)	$(8,267)	$4,354	$(3,913)
Down 300 basis points	$(20,889)	$8,285	$(12,604)	$(8,495)	$4,921	$(3,574)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 4, 2019, the Board of Directors of the Company appointed Linda Pace, the Company’s President, to the additional positions of the Company’s Chief Executive Officer and the Chair of the Board of Directors, in each case effective December 31, 2019.  Ms. Pace will fill the vacancies created by the resignation of Michael A. Hart effective that date and be a Class I Director of the Company.

Ms. Pace, 57, is also a Managing Director and Partner of Carlyle, the Global Head of Loans and Structured Credit as well as the President of TCG BDC, Inc. In addition, she serves as a member of the Investment Adviser’s investment committee and President of TCG BDC II, Inc. Ms. Pace was previously responsible for portfolio management for Carlyle High Yield Partners, deploying capital into the U.S. market in cash and synthetic form.
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

TCG BDC II, INC.

Dated: November 8, 2019	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)