Form 10-K
period 2019-12-31
TCG BDC II, Inc.
filed 2020-03-05
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(212) 813-4900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, there was no established public market for the registrant's common stock.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at March 3, 2020 was 35,769,223.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

TCG BDC II, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC II, Inc. (together with its consolidated subsidiary, “we,” “us,” “our,” “BDC II” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

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

PART I
In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “BDC II” refer to TCG BDC II, Inc., a Maryland corporation, and its consolidated subsidiary;

•	the term "SPV" refers to TCG BDC II SPV LLC, our wholly owned and consolidated subsidiary;

•
the term “Carlyle” refers to The Carlyle Group Inc. (formerly, The Carlyle Group L.P.) (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);

•	the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;

•	the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;

•	the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C., our investment adviser, a wholly owned and consolidated subsidiary of Carlyle; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1. Business
We are an externally managed, non-diversified closed-end investment company focused on lending to middle market companies which commenced operations in September 2017. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group Inc. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
Our investment objective is to generate attractive risk-adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We complement this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. See Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—Our investments are risky and speculative.”
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
Formation Transactions and Corporate Structure
We were formed on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc., and our name was changed to TCG BDC II, Inc. on March 3, 2017. We are structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We also have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
We conducted a private offering (the “Private Offering”) of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On September 11, 2017 (the "Commencement", or the "Initial Closing Date"), we completed our initial closing of capital commitments of $185.8 million. We have held additional closings subsequent to the Initial Closing Date, with our final closing occurring on November 9, 2018. At each closing during the Private Offering, each investor participating in that closing made a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of eight business days’ prior notice to the investors.
We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Private Offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurred, the “Initial Drawdown Date”), which was called on September 22, 2017 and settled by October 4, 2017. The proceeds from the Initial Drawdown and the Subscription Facility provided us with the necessary capital to commence operations. We anticipate raising additional equity capital for investment purposes through additional capital drawdowns from our investors in the Private Offering. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. See “—Regulation—General—Regulation as a Business Development Company—Indebtedness and Senior Securities.”
Our Investment Adviser
Our investment activities are managed by our Investment Adviser. The principal executive offices of our Investment Adviser are located at 520 Madison Avenue, 40th Floor, New York, NY 10022, with additional offices in Chicago, Boston and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring investments and monitoring investments on an ongoing basis.
Our Investment Adviser is served by origination, capital markets, underwriting and portfolio management teams comprised of experienced investment professionals across Carlyle's Global Credit segment, as defined below. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 32-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.
Our Investment Adviser also serves, and may serve in the future, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2019, our Investment Adviser’s investment team included 125 investment professionals across the Global Credit segment. The five members of our Investment Adviser’s investment committee have an average of over 25 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across four business segments: Corporate Private Equity, Real Assets, Global Credit and Investment Solutions. With $224 billion of assets under management (“AUM”) as of December 31, 2019, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs more than 1,775 employees, including 671 investment professionals in 32 offices across six continents, and serves more than 2,600 active carry fund investors from 94 countries.
Established in 1999 with its first high yield fund, Carlyle’s Global Credit segment advises a group of 64 active funds that span the credit spectrum: liquid credit, illiquid credit, and real assets credit. Taken together, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. In 2019, Carlyle hired several new senior investment professionals to expand Global Credit’s investment breadth and geographical presence.
Primary areas of focus for Carlyle’s Global Credit segment include:

•
Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2019, in addition to multiple resets and refinancings, Carlyle closed three new U.S. CLOs and two CLOs in Europe with a total of $1.8 billion and $0.9 billion, respectively, or AUM at December 31, 2019. As of December 31, 2019, Carlyle’s loans and structured credit team advised 49 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $27 billion in AUM.

•
Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, which often lack access to the broadly syndicated loan and bond markets. In 2019, Carlyle expanded its direct lending capabilities by adding personnel to bolster its underwriting capabilities. As of December 31, 2019, Carlyle’s direct lending investment team advised six funds consisting of two BDCs (including CGBD) and four separately managed accounts, totaling, in the aggregate, approximately more than $5 billion in AUM.

•
Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2019, Carlyle’s opportunistic credit team advised one fund and one separately managed account totaling, in the aggregate, more than $3 billion in AUM.

•
Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2019, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3 billion in AUM.

•
Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment and providing investment management services related to the commercial aviation industry. As of December 31, 2019, Carlyle Aviation Partners had approximately $7 billion in AUM across four active carry funds, securitization vehicles and liquid strategies.

•
Energy Credit. Carlyle’s energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2019, Carlyle’s energy credit team advised two funds with approximately $3 billion in AUM.

•
Capital Solutions. Carlyle Capital Solutions (“CCS”) is Carlyle's loan syndication and capital markets business that launched in 2018. The primary focus of Carlyle Capital Solutions is to originate and syndicate loans and underwrite securities of both third parties and Carlyle portfolio companies.

Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform, which allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. The following characteristics distinguish Carlyle’s capabilities:
Market Leading Direct Origination Platform. We have access to Carlyle Global Credit’s large direct origination platform, including a dedicated financial sponsor coverage team and the sourcing capabilities of other investment professionals on the platform who regularly generate attractive investment opportunities for the Company. Through these integrated efforts, the origination team generates, and expects to continue to generate, a significant amount of differentiated, directly originated deal flow from which to select attractive investment opportunities.
Broad Product Capabilities. Carlyle Global Credit offers a broad range of leveraged finance products to the marketplace, which allows us to invest across the entire capital structure, as well as via specialty products such as asset-based loans. These integrated and differentiated capabilities make our investment highly relevant to borrowers, as Carlyle Global Credit can construct comprehensive, tailored financing solutions. By doing so, Carlyle Global Credit is able to more frequently assert greater control over structure, price and terms of investments, which we can leverage in seeking to generate attractive risk-adjusted returns for our stockholders.
Scaled Capital Base. With $49 billion of AUM, we believe Carlyle Global Credit’s hold sizes are among the largest in the market. Carlyle Global Credit's ability to deploy comparatively larger amounts of capital delivers certainty of execution for borrowers and mitigates the threat of competition, resulting in the ability to drive terms and generate attractive investment opportunities. In addition, scaled capital deployment allows Carlyle Global Credit to establish leadership positions in financing transactions, which results in improved informational access and incremental influence and control in debt financings.
Depth of Expertise. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from over three decades of private market investing. Our Investment Adviser's dedicated, sector aligned underwriting teams have significant experience and tenure. These teams leverage Carlyle’s broader resources – over 670 investment professionals, 45 operating executives, information obtained through direct ownership of over 265 companies, lending relationships with over 700 companies, and in-house government affairs and economic research teams – to generate differentiated diligence insights and inform fundamental credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments. We believe this integrated and collaborative approach allows us to move faster, and with higher conviction, than many of our competitors.
Rigorous Investment Process Conducted by Experienced Investment Team. Carlyle employs a robust, iterative and heavily documented underwriting process. Our Investment Adviser’s investment team comprises investment professionals who have extensive middle market lending experience. As of December 31, 2019, the investment team included 125 investment professionals across the Global Credit segment. The five members of our Investment Adviser’s investment committee have an average of over 25 years of industry experience. We believe the breadth and depth of the investment team's experience in sourcing, structuring, executing, and monitoring a broad range of investments provides us with a significant competitive advantage in building a high quality portfolio of investments.

Defensive Investment Approach. Our portfolio has been defensively constructed, and is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2019, we had a portfolio of 87 investments in 68 portfolio companies across 21 industries and 45 unique sponsors. As of December 31, 2019, approximately 98.6% of our debt investments bore interest at floating rates, primarily subject to interest rate floors, and 84.7% of our portfolio was invested in first lien debt investments (including 2.6% first lien/last out loans).
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
Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2019, there are over 70,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 3,500 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Benefits of Traditional Middle Market Focus – Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2018) and Fitch U.S. Leveraged Loan Default Insight (January 25, 2019), middle market companies, which we primarily categorize as borrowers with EBITDA between $25 million and $100 million, are generally less levered, have larger equity contributions, and experience lower rates of default versus large cap broadly syndicated loans, which we define as loans to borrowers with greater than $100 million of EBITDA. Middle market loans relative to broadly syndicated loans also tend to achieve more attractive economics in the form of upfront fees, spreads, and prepayment penalties, and benefit from stronger defensive structures through terms including, but not limited to documentation, asset security, priority in payments, covenants, and information/governance, all of which potentially provide more favorable protection against credit deterioration. Middle market lenders like us are also often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated space. We believe the confluence of these factors have resulted in, over the three-year period from 2017 to 2019, middle market loans driving an approximate 150 to 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index, without taking incremental credit risk as evidenced by lower default rates and higher recovery rates as compared to broadly syndicated loans.
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
Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Refinitiv LPC Middle Market Quarterly Report (as of December 31, 2019) suggests that approximately $597 billion of upcoming loan maturities for middle market companies are due between 2020 and 2026, and the Preqin PE North American Report suggests that there is approximately $700 billion of uninvested private equity capital as of December 31, 2019. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.
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
We typically target portfolio companies that exhibit some or all of the following characteristics at the time of investment:

•	EBITDA of $25–$100 million;

•	Minimum of 35% original sponsor cash equity in each transaction (typically higher);

•	Sustainable leading positions in their respective markets;

•	Scalable revenues and operating cash flow;

•	Experienced management teams with successful track records;

•	Stable, predictable cash flows with low technology and market risks;

•	Diversified product offering and customer base;

•	Low capital expenditures requirements;

•	A North American base of operations;

•	Strong customer relationships;

•	Products, services or distribution channels having distinctive competitive advantages; and

•	Defensible niche strategy or other barriers to entry.
Once we are fully invested, our investments in a portfolio company are expected generally to comply with the following limits, measured as a percentage of the sum of our aggregate capital commitments of $1.2 billion and our use of leverage up to the maximum amount permitted by the Investment Company Act (currently limited to a debt-to-equity ratio of 1 to 1):

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
Investment Approach and Risk Monitoring of Investments
Our Investment Adviser utilizes a rigorous, systematic and consistent due diligence underwriting process to evaluate all investment opportunities. Our Investment Adviser’s investment teams primarily consist of origination professionals, underwriters and portfolio management professional. An investment team works on a particular transaction from initial screening through closing, and the same team continues to monitor the credit for the life cycle of the investment.
We view our investment process as consisting of the phases described below:
Origination. Our Investment Adviser has built a strong direct origination platform. Our Investment Adviser’s origination team sources approximately 1,000 opportunities per year with an ultimate investment rate by us of less than 5% annually. The scale of our Investment Adviser’s origination platform allows us to maximize access to investment opportunities, enhance overall investment selectivity and diversify risks in our portfolio. We further seek to reduce risk by partnering with experienced sponsors with strong track records. We believe lending to companies owned by leading private equity firms (versus non-sponsored companies) has several important and potentially defensive characteristics.
Carlyle's financial sponsor origination team covers over 200 private equity firms, generally organized on a regional basis with offices in Boston, Chicago, Los Angeles and New York. It is their responsibility to source specific opportunities, identify potential loan candidates, and apply creative and flexible solutions to solve clients’ financing needs. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships, combined with our platform's capabilities, allow us to source investments across a wide range of markets enabling our Investment Adviser to be highly selective in recommending investments.
Transaction Screening. After the senior originator has completed an initial screen, the investment team will prepare and present a screening memo that includes, but is not limited to, a business description, proposed transaction financing structures, preliminary financial analysis (including a cash flow forecast incorporating downside scenarios), debt and equity comparables, and the team's initial assessment of investment merits and key risks and market/industry considerations to a screening committee of senior members of the Direct Lending team (the "Screening Committee"). Based on feedback from the committee, the deal team will prepare and disseminate an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items, and next steps.
Underwriting. Following an indication from the Screening Committee to move forward in the diligence process, the investment team will compile a detailed diligence list and prepare for in-depth credit analysis. During the investment process, the investment team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting with the management team, reviewing the data room and performing key financial analysis, creating a more detailed financial model with sensitivities across various market environments, reviewing sell-side and third party research including industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback and drafting the commitment papers and term sheet. As part of the extensive due diligence process, the investment team fully leverages all internal Carlyle resources to aid in investment decisions. This includes, as needed, speaking to Carlyle Private Equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s government affairs professionals, and any executive within Carlyle’s private equity portfolio, which includes over 275 companies worldwide. In addition, the investment team may utilize third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. This part of the process is iterative and involves re-screening with members of the Investment Adviser's investment committee before seeking final investment committee approval. Over the course of the underwriting process, the investment team crafts a fulsome memo, with diligence completed on a variety of industry, company-specific, financial and legal topics that includes, but is not limited to, the following:

•	Overview of the opportunity, investment team recommendation, and risks and mitigants

•	Structure, terms and pricing of the proposed facilities

•	Sources and uses and capitalization table

•
Industry diligence, including growth, key trends, risk of disruption, competitive landscape, borrower's market position, fragmentation and consolidation, M&A trends / multiples, barriers to entry and regulatory framework

•
Details on core product and service offering, including revenue visibility and quality, revenue and gross profit build-up by key products / services (including price and volume trends, if applicable), and other relevant sector-specific metrics

•	Customer diligence, including concentration, wallet share, tenure, health of customer base, contract details (if applicable), and sales and marketing strategy

•	Supply chain diligence, including supplier concentration, raw material exposure and logistics

•	Details on operations, including IT and technology, operating footprint (including real estate and leases, if applicable), distribution, and employee base

•
Financial diligence, including cyclicality, seasonality, fixed and variable costs, EBITDA adjustments, capital expenditures, working capital, taxes, foreign exchange exposure, and off-balance sheet liabilities

•	Financial model, including detailed, bottom-up cash flow model with sensitivities for key business risks

•	Debt and equity comparables

•	Details on management team and private equity sponsor (if applicable)

•
Details on legal documentation, including construction of EBITDA, affirmative and negative covenants (including financial covenants), events of default, enforcement of remedies, security and collateral package (including protections around material IP or other key collateral), voting provisions, and other key terms

•	Environmental, regulatory, or legal issues and insurance coverage

•	Adherence with environmental, social and governance policies

•	Items as to which approval is conditional and which require further due diligence and/or subsequent resolution
Monitoring. We view proactive portfolio monitoring as a vital part of the investment process, which includes the continuous review by the portfolio management, underwriting and workout teams, with multiple layers of risk review and oversight. Our Investment Adviser utilizes a proprietary credit surveillance dashboard, an objective rules-based Internal Risk Rating system and proprietary valuation model to assess risk in the portfolio. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed weekly portfolio dashboard updates, monthly reviews of watch list credits, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance, and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments. Our Investment Adviser supplements these processes with additional analyses and projections, including stress scenarios, to assess the potential exposure of our portfolio to variable macroeconomic factors and market conditions. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

Portfolio Composition
As of December 31, 2019 and 2018, the fair value of our investments was approximately $1,370.1 million and $510.4 million, respectively, in 68 and 41 portfolio companies, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2019 and 2018, were as follows:

	As of December 31,
Type—% of Fair Value	2019	2018
First Lien Debt (excluding First Lien/Last Out)	82.03%	85.96%
First Lien/Last Out Unitranche	2.63	—
Second Lien Debt	14.43	12.97
Equity Investments	0.91	1.07
Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2019	2018
Floating Rate	98.56%	100.00%
Fixed Rate	1.44	—
Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2019	2018
Canada	4.21%	3.06%
Cyprus	1.42	—
Jamaica	0.01	—
Luxembourg	2.67	—
United Kingdom	2.65	1.90
United States	89.04	95.04
Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2019	2018
Aerospace & Defense	5.98%	—%
Automotive	2.83	1.11
Banking, Finance, Insurance & Real Estate	9.42	—
Beverage, Food & Tobacco	3.46	5.46
Business Services	13.34	8.52
Capital Equipment	3.29	—
Chemicals, Plastics & Rubber	1.97	1.94
Construction & Building	1.69	—
Consumer Services	1.60	0.90
Containers, Packaging & Glass	7.83	7.93
Durable Consumer Goods	0.76	—
Energy: Oil & Gas	0.71	1.90
Forest Products & Paper	—	1.19
Healthcare & Pharmaceuticals	8.29	16.63
High Tech Industries	6.39	11.13
Hotel, Gaming & Leisure	4.08	5.48
Media: Broadcast & Subscription	4.06	4.18
Non-durable Consumer Goods	—	1.47
Retail	4.16	—
Software	14.14	15.84
Sovereign & Public Finance	2.73	7.55
Telecommunications	2.70	7.19
Transportation: Cargo	0.57	1.58
Total	100.00%	100.00%
See the Consolidated Schedules of Investments as of December 31, 2019 and 2018 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among us and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by us and other funds, accounts or arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, future closed-end registered investment companies, BDCs, carry funds, and managed accounts. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs) whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
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
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser's allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with our Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.
Election to be Taxed as a RIC
We have elected to be treated, and intend to continue to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement. If we (1) qualify as a RIC, and (2) satisfy the Annual Distribution Requirement, then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to stockholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
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

Regulation
General—Regulation as a Business Development Company
We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses.
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
As a BDC, we are generally required to meet a minimum "asset coverage" ratio of at least 200% after each issuance of senior securities. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
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
Qualifying Assets
As a BDC, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.
Managerial Assistance to Portfolio Companies
As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to our administration agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
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
Compliance Policies and Procedures
We and our Investment Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we are both (i) not an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) and (ii) are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company or a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Relating to Our Business and Structure—If we fail to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to timely or accurately report our financial results, which could have a material adverse effect on our business.”
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
We expect to use the expertise of the members of our Investment Adviser’s investment committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that extensive direct origination resources, broad product capabilities, ability to commit capital in scale and the depth of expertise of our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates”.

Staffing
We do not currently have any employees. Our interim Treasurer and principal accounting officer, a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Vice President of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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

Capital Drawdowns
Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments each time we deliver a drawdown notice, which is issued based on our anticipated investment activities and capital needs and at least eight business days prior to funding. All purchases are generally made pro rata, in accordance with the remaining capital commitments of all investors, at a per share price equal to then-current NAV per share of our common stock as determined within two business days of the applicable drawdown notice, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from selling shares at a price below the then-current NAV per share of our common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).
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
Sponsor Commitment
Certain members of our senior management team, Carlyle officers, employees, equity holders, advisers, operating executives, consultants, professionals and affiliates have collectively committed to invest at least 3% of the aggregate investor capital commitments (excluding any investors affiliated with Carlyle) or approximately $36 million by the end of the Outside Date (such amount, the “Carlyle Aggregate Commitment”). Carlyle will be permitted, but in no event will be required, to increase the Carlyle Aggregate Commitment at any time prior to the expiration or termination of the Investment Period.
Item 1A. Risk Factors
An investment in the Company involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in the Company. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating result could be materially and adversely affected. In such case, our NAV could decline, and you may lose all or part of your investment.
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
Our limited term and limited Investment Period may impact our investment strategy.
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
The U.S. and global capital markets have in the past and may in the future experience periods of extreme volatility and disruption during economic downturns and recessions. Increases to budget deficits or direct and contingent sovereign debt, may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union ("Brexit"). The UK officially left the EU on January 31, 2020 and an 11-month transition period commenced to obtain a new trade agreement. The implications of the withdrawal and the pending trade agreement are unclear. Disruptions in the capital markets, which may be caused by political trends and government actions in the U.S. and elsewhere, could adversely affect our business and the businesses of our portfolio companies and the broader financial and credit markets. Disruptions may also reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again and may materially worsen in the future, including as a result of U.S. government shutdowns or future downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. Unfavorable economic conditions, including future recessions, could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

These conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We do not have any employees. We depend on the diligence, skill and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and our Investment Adviser’s investment committee to approve and monitor our middle market portfolio investments. Our Investment Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of our Investment Adviser’s investment committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of our Investment Adviser's investment committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that CGCIM will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and other funds managed by our Investment Adviser or its affiliates were to incur substantial losses, the revenues of our Investment Adviser and its affiliates may decline substantially. Such losses may hamper our Investment Adviser's and its affiliates' ability to provide the same level of service to us as it would have. Further, there can be no assurance that CGCIM will replicate its own or Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.

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
We may need additional capital to fund growth in our investments. We expect to continue to issue equity securities in connection with capital drawdowns from our investors in the Private Offering and expect to continue to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We have borrowed under credit facilities and in the future may borrow under additional debt facilities from financial institutions. On October 3, 2017, we entered into a senior secured revolving credit facility (as amended, the "Subscription Facility") with a maximum principal amount of $265 million as of December 31, 2019. In addition, on April 1, 2019, our wholly owned subsidiary, the SPV, entered into a senior secured revolving credit facility (as amended, the "SPV Credit Facility" and together with the Subscription Facility, the "Credit Facilities") with a maximum principal amount of $600 million as of December 31, 2019.
We expect to issue additional debt and equity securities to fund our growth. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
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
Our investors have obligations to satisfy capital calls.
Capital calls will be issued by us from time to time at our discretion, including after the end of our Investment Period to satisfy certain specified uses, based upon our assessment of our needs and opportunities. To satisfy such capital calls, our investors may need to maintain a substantial portion of their commitment in assets that can be readily converted to cash. Except as specifically set forth in the subscription agreement, each investor’s obligation to satisfy capital calls will be unconditional. An investor’s obligation to satisfy capital calls will not in any manner be contingent upon our performance or prospects or upon any assessment thereof provided by our Investment Adviser. Capital calls may not provide all of the information an investor desires in a particular circumstance, and such information may not be made available and will not be a condition precedent for an investor to meet its funding obligation. Additionally, and notwithstanding the foregoing, our Investment Adviser will not be obligated to call 100% of any investor’s commitment during our Term.

If one or more of our investors are unable to make, or are contractually excused from making, their capital calls on any one investment, the capital call of the other investors will increase accordingly, possibly materially. The fees, costs and expenses incurred by our investors in fulfilling a capital call (whether it is bank fees, wire fees, value-added tax or other applicable charge imposed on an investor (including the fees, costs and expenses incurred by an investor in converting its local currency into dollars, if applicable)) will be borne solely by such investor and will be in addition to the amounts required by capital calls (and will not be part of or otherwise reduce their commitments and/or unpaid capital commitment, as applicable).
We may be unable to pay our obligations when due if our investors fail to pay installments of their capital commitments to us when due.
If an investor fails to pay installments of its capital commitment to us when due, and if the contributions made by non-defaulting investors and borrowings by us are inadequate to cover the defaulted contribution, we may be unable to pay our obligations when due. As a result, we may be subjected to significant penalties that could materially adversely affect the returns to our investors (including non-defaulting investors).
Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2019, our asset coverage calculated in accordance with the Investment Company Act was 213.72%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
As part of our business strategy, we, including through our wholly owned subsidiary, borrow from and may in the future issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to continue to obtain credit at all or on terms acceptable to us.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments, our cash, and/or our right to call unused capital commitments from the stockholders. The lenders (or their agent) of our Subscription Facility have the right on behalf of us to directly call unused capital commitments and enforce remedies against the stockholders under certain circumstances. In the case of a liquidation event, such as the liquidation, dissolution or winding up of the Company, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the stockholders.
Our Credit Facilities impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2019, we were in material compliance with the operating and financial covenants of our Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2019, we had $648.2 million of outstanding indebtedness under our Credit Facilities. Our weighted average effective interest rate as of December 31, 2019, was 3.91%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(22.61)%	(13.03)%	(3.44)%	6.15%	15.74%

(1)
Assumes, as of December 31, 2019, (i) $1,413.6 million in total assets, (ii) $648.2 million in outstanding indebtedness, (iii) $737.1 million in net assets and (iv) weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.91%.

Based on an outstanding indebtedness of $648.2 million as of December 31, 2019, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.91% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.79% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
Our indebtedness could adversely affect our business, financial conditions or results of operations.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults.
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
In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive impact on price. Adjustable rate instruments also react to interest rate changes in a similar manner, although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

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

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (the "ARRC"), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. Financial regulators in the United Kingdom, the European Union, Japan and Switzerland also formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside the U.S.
The expected discontinuance of LIBOR may require us to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
In addition, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Credit Facilities. If we are unable to do so, amounts outstanding under the Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our return on capital.
Depending on several factors, including those set forth above, and the related costs of negotiating and documenting necessary changes to documentation, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rates, prices and liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
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
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee currently serve, and may continue to serve, as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs, including TCG BDC, Inc. (“BDC I”). In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
Our Investment Adviser and its affiliated investment managers may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping objectives with ours. For example, certain affiliated investment vehicles may have arrangements that provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Investment Adviser and its affiliates to receive transaction fees not permitted under the Investment Company Act, all of which may contribute to this conflict of interest and create an incentive for our Investment Adviser or its affiliated investment managers to favor such other accounts. Furthermore, our Investment Adviser and its affiliated investment managers may form vehicles for the benefit of third-party investors that will be entitled to a portion of the allocation with respect to an investment. Such co-investment rights could result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such co-investment rights. Although our Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle.
We and our affiliates own and may continue to own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
It is possible that Carlyle or an affiliated investment vehicle will invest in a company that is or becomes a competitor of a portfolio company of ours. Such investment could create a conflict between us, on the one hand, and Carlyle or the affiliated investment vehicle, on the other hand. In such a situation, Carlyle or our Investment Adviser may also have a conflict in the allocation of its own resources to our portfolio company. In addition, certain affiliated investment vehicles will be focused primarily on investing in other funds that may have strategies that overlap and/or directly conflict and compete with us.
As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has implemented and may continue to implement certain policies and procedures. For example, Carlyle has established an information barrier between Carlyle Global Credit, on the one hand, and the rest of Carlyle, on the other, which restricts the communications of Carlyle Global Credit with other Carlyle investment professionals pursuant to the information barrier policy. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that may benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
In the ordinary course of business, we enter and may continue to enter into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including our Investment Adviser, stockholders that own more than 5% of us, employees, officers and directors of us and our Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transaction.
In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement. The base management fee is based on our gross assets and the incentive fee is paid on income, both of which include leverage. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Because the incentive fees are based on gross assets, our Investment Adviser benefits to the extent we incur debt or use leverage. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.

We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.
Our Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. We use net assets in calculating our performance threshold, which results in a lower hurdle rate than if we used gross assets like we do for determining our base management fee. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
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
Additionally, the incentive fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, our Investment Adviser benefits when we recognize capital gains and, because our Investment Adviser determines when an investment is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our stockholders’ interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.
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
We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business-Election to be Taxed as a RIC.”).
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

We may have difficulty satisfying the Annual Distribution Requirement in order to maintain our RIC status if we recognize income before or without receiving cash representing such income.
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
We may incur legal, accounting and other expenses to comply with the requirements of being registered under the Exchange Act, including costs associated with the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below and in “Item 1. Business—Regulation—Sarbanes-Oxley Act of 2002.” In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight is required. We will continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
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
If we fail to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to timely or accurately report our financial results, which could have a material adverse effect on our business.
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an emerging growth company under the JOBS Act and (ii) we are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an emerging growth company under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our operations, financial reporting or financial results could be harmed and we could fail to meet our financial reporting obligations.
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
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our business and our ability to pay dividends.
Our business is highly dependent on the communications and information systems of our Investment Adviser, its affiliates and third parties. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect our business and our ability to pay dividends to our stockholders.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly revised the Internal Revenue Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. Among other things, Tax Reform limits the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans.  The changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which leaves the architecture and core features of the Dodd-Frank Act intact but significantly recalibrates applicability thresholds, revises various post-crisis regulatory requirements, and provides targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as “systemically important financial institutions” (“SIFIs”) an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely impact our business, financial condition and results of operations.
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
Our Investment Adviser, our Administrator and our sub-administrators have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operation and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, the termination by our Investment Adviser of our Investment Advisory Agreement for any reason will be an event of default under the SPV Credit Facility, which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. Similarly, it will be an event of default under the Subscription Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Subscription Facility.
Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory and Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risk Factors—Risks Related to Our Business and Structure—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.”
Risks Related to Our Investments
Our investments are risky and speculative.
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In our first lien senior secured loans, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. To the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. When we invest in loans, we have acquired and may in the future acquire equity securities as well. However, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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
Our portfolio securities are generally illiquid and typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because our Investment Adviser is receiving performance-based incentive fees.
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
The activity of identifying, completing and realizing attractive investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investments may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle. A number of entities compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which are affiliates of us. Furthermore, over the past several years, an ever-increasing number of debt and credit opportunities funds have been formed and many such existing funds have grown substantially in size. Additional funds with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to us and adversely affecting the terms upon which investments can be made. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and, accordingly, we may incur legal, due diligence and other costs on investments which may not be successful and we may not recover all of our costs, which would adversely affect returns. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
Our portfolio companies may be highly leveraged.
Some of our portfolio companies are highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Moreover, rising interest rates may significantly increase a company's or project's interest expense, or a significant industry downturn may affect a company's ability to generate positive cash flow, in either case causing an inability of a leveraged company to service outstanding debt. In the event such leveraged company cannot generate adequate cash flow to meet debt obligations, the company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring or liquidation of the company. Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies and if there is a default, we may experience a loss on our investment.
To the extent we invest in second lien, mezzanine or other instruments, our portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have sufficient remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Credit Facilities, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.
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
We have in the past and may in the future make investments in restructurings that involve, or otherwise invest in the debt securities of, companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment therein. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.
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
In addition, when sourcing debt investments, we expect to rely significantly upon representations made to us by the borrower. There can be no assurance that such representations are accurate or complete, or that any due diligence undertaken would identify any misrepresentation or omission.
The due diligence investigation that our Investor Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and will not result in the investment being successful.
Before we make investments, our Investment Adviser will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding an investment, our Investment Adviser will rely on the resources available to it, including information provided by the portfolio companies and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by our Investment Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. In such cases, the information available to our Investment Adviser at the time of making an investment decision may be limited. The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, the due diligence investigation does not ensure that such investment will be successful. In addition, Carlyle’s Environmental, Social and Governance program may cause us not to make an investment we otherwise would have made or impact other action taken or refrained from.
Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
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
Following an initial investment in a portfolio company, we have made and may continue to make additional investments in that portfolio company as “follow-on” investments to:

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
The disposition of our investments may result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
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
OID may arise if we hold securities issued at a discount or in certain other circumstances. OID and PIK create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees. We hold investments that result in OID interest and PIK interest.

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
Our investments may be affected by force majeure events.
Our investments may be affected by force majeure events (e.g. events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, trade war, cyber security breaches, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically.
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
Because our common stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly consolidated financial statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our common stock are subject to reporting obligations under Section 16(a) of the Exchange Act.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Credit Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.”
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
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)
Market Information
Our outstanding common stock will be offered and sold in transactions exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.
Holders
As of March 3, 2020, there were approximately 2,829 holders of record of our common stock.
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
We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
During the period from September 11, 2017 (Commencement) to December 31, 2017, no dividends or distributions had been declared or paid by the Company.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities within the past three years that were not registered under the Securities Act.

Item 6. Selected Financial Data
The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2019 and 2018, and as of and for the period from Commencement through December 31, 2017 have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes included in this filing.
The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data”.

	For the years ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$84,140	$26,308	$991
Expenses
Total expenses	34,848	12,254	1,699
Net investment income (loss)	49,292	14,054	(708)
Net realized gain (loss) on investments and non-investment assets and liabilities	173	(24)	—
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	2,166	(3,465)	882
Net increase (decrease) in net assets resulting from operations	51,631	10,565	174
Per Share Data
Basic and diluted net investment income	$2.10	$1.78	$(0.50)
Basic and diluted earnings	$2.20	$1.34	$0.12
Dividends declared (1)	$1.98	$1.53	$—

(1)	Per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2019 and 2018.

	As of and for the years/period ended December 31,
	2019	2018	2017
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$1,370,148	$510,427	$81,289
Cash and cash equivalents	18,937	4,245	70,570
Total assets	1,413,646	520,196	154,458
Secured borrowings	648,200	217,700	60,750
Total liabilities	676,537	230,982	71,736
Total net assets	737,109	289,214	82,722
Net assets per share	$20.61	$20.32	$20.03
Other Data:
Number of portfolio companies at year end	68	41	9
Average funded investments in new portfolio companies (1)	$21,969	$11,376	$8,487
Total return based on NAV (2)	11.17%	9.09%	0.15%

(1)	Average is calculated per portfolio company based on the total amount funded during the period divided by the number of investments made in portfolio companies during the period.

(2)
Total return is based on the change in NAV per share plus the declared dividends during year ended December 31, 2019 and 2018 and the period from Commencement through December 31, 2017 divided by the beginning NAV for the period. Total return for the year/period ended December 31, 2019, 2018 and 2017 was inclusive of $0.07, $0.11 and $0.26, respectively, per share increase in NAV related to the offering price of the Company’s common stock. Excluding the effects of the higher offering price of the Company’s common stock, total return would have been 10.83%, 8.54% and (1.15)%, respectively (refer to Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6 of this Form 10-K “Selected Financial Data” and our consolidated financial statements and related notes in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2019 and 2018, including year-to-year comparisons between these years. Our MD&A for the period from September 11, 2017 (commencement of operations) (“Commencement”) through December 31, 2017, including comparisons between the year of 2018 and the period from Commencement through December 31, 2017, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We complement this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as "junk"). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower's capacity to pay interest and repay principal. See Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—Our investments are risky and speculative.”
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

KEY COMPONENTS OF OUR CONSOLIDATED RESULTS OF OPERATIONS
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2019, 2018, and 2017.

	As of December 31,
	2019	2018	2017
Number of investments	87	49	10
Number of portfolio companies	68	41	9
Number of industries	21	17	6
Number of sponsors	45	31	9
Percentage of total investment fair value:
First Lien Debt (excluding First Lien/Last Out)	82.0%	86.0%	61.6%
First Lien/Last Out Unitranche	2.6%	—%	—%
Second Lien Debt	14.4%	13.0%	37.9%
Total secured debt	99.1%	99.0%	99.5%
Equity investments	0.9%	1.0%	0.5%
Percentage of debt investment fair value:
Floating rate (1)	98.6%	100.0%	100.0%
Fixed interest rate	1.4%	—%	—%
(1) Primarily subject to interest rate floors

Our investment activity for the years ended December 31, 2019 and 2018 and for the period from Commencement through December 31, 2017 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the year ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
Investments:
Total investments, beginning of period	$513,010	$80,407	$—
New investments purchased	966,653	489,168	84,865
Net accretion of discount on investments	4,114	1,226	16
Net realized gain (loss) on investments	269	(24)	—
Investments sold or repaid	(115,615)	(57,767)	(4,474)
Total Investments, end of period	$1,368,431	$513,010	$80,407
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$775,308	$433,367	$54,698
First Lien/Last Out Unitranche	36,910	—	—
Second Lien Debt	167,740	60,147	30,838
Equity Investments	5,432	5,267	438
Total	$985,390	$498,781	$85,974
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(80,689)	$(34,569)	$(4,549)
First Lien/Last Out Unitranche	(223)	—	—
Second Lien Debt	(34,848)	(23,227)	—
Total	$(115,760)	$(57,796)	$(4,549)
Number of new funded investments	44	43	10
Average amount of new funded investments	$21,969	$11,376	$8,487
Percentage of new funded debt investments at floating interest rates	97.79%	100.0%	100.0%
Percentage of new funded debt investments at fixed interest rates	2.21%	—%	—%
As of December 31, 2019 and 2018, investments consisted of the following:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,123,859	$1,123,850	$440,694	$438,742
First Lien/Last Out Unitranche	36,110	36,056	—	—
Second Lien Debt	197,196	197,732	66,611	66,207
Equity Investments	11,266	12,510	5,705	5,478
Total	$1,368,431	$1,370,148	$513,010	$510,427

The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2019 and 2018, were as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	8.06%	8.06%	8.76%	8.80%
First Lien/Last Out Unitranche	9.63%	9.65%	—%	—%
First Lien Debt Total	8.11%	8.11%	8.76%	8.80%
Second Lien Debt	10.24%	10.21%	10.90%	10.96%
First and Second Lien Debt Total	8.42%	8.42%	9.04%	9.09%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2019 and 2018. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities.

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
See the Consolidated Schedules of Investments as of December 31, 2019 and 2018, in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$36.7	2.70%	$—	—%
Internal Risk Rating 2	1,202.7	88.59	477.8	94.63
Internal Risk Rating 3	73.2	5.39	20.9	4.14
Internal Risk Rating 4	33.4	2.46	6.2	1.23
Internal Risk Rating 5	11.5	0.85	—	—
Internal Risk Rating 6	—	—	—	—
Total	$1,357.6	100.00%	$504.9	100.00%
As of December 31, 2019 and 2018, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.1, respectively. As of December 31, 2019 and 2018, 5 and 1 of our debt investments, with an aggregate fair value of $44.9 million and $6.2 million, respectively, were assigned an Internal Risk Rating of 4–6.

CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2019 and 2018 and the period from Commencement through December 31, 2017
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the years ended December 31, 2019 and 2018 and the period from Commencement through December 31, 2017 was as follows:

	For the years ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
First Lien Debt	$66,896	$19,504	$627
Second Lien Debt	17,209	6,804	364
Cash	35	—	—
Total investment income	$84,140	$26,308	$991
The increase in investment income for the year ended December 31, 2019 from the comparable period in 2018 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio at amortized cost increased to $1,368,431 as of December 31, 2019 from $513,010 as of December 31, 2018, and total principal amount of investments outstanding increased to $1,374,033 as of December 31, 2019 from $522,410 as of December 31, 2018. As of December 31, 2019, the weighted average yield of our first and second lien debt on amortized cost decreased to 8.42% from 9.04% as of December 31, 2018 primarily due to a decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2019, 1 loan in the portfolio with a fair value of $11,469 was on non-accrual status, which represented approximately 0.8% of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2019 and for the year then ended. As of December 31, 2018 and 2017 and for the year/period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income (loss) for the years ended December 31, 2019 and 2018 and the period from Commencement through December 31, 2017 was as follows:

	For the years ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
Total investment income	$84,140	$26,308	$991
Total expenses	34,848	12,254	1,699
Net investment income (loss)	$49,292	$14,054	$(708)

Expenses

	For the years ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
Organization costs	$—	$7	$381
Offering cost	—	795	317
Management fees	6,259	2,174	252
Net investment income incentive fee	8,701	1,881	—
Professional fees	852	626	163
Administrative service fees	270	435	52
Interest expense	15,500	4,388	83
Credit facility fees	2,103	1,115	185
Directors’ fees and expenses	195	200	49
Other general and administrative	968	633	217
Total expenses	$34,848	$12,254	$1,699

Interest expense and credit facility fees for the years ended December 31, 2019 and 2018 and the period from Commencement through December 31, 2017 were comprised of the following:

	For the years ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
Interest expense	$15,500	$4,388	$83
Facility unused commitment fee	899	416	87
Amortization of deferred financing costs	1,204	699	98
Total interest expense and credit facility fees	$17,603	$5,503	$268
Cash paid for interest expense	$13,274	$2,683	$25
The increase in interest expense for the year ended December 31, 2019 compared to the comparable period in 2018 was driven by increased drawings under the Credit Facilities related to increased deployment of capital for investments. For the years ended December 31, 2019 and 2018, the average interest rate on borrowings increased to 3.90% from 3.74%, and average principal debt outstanding increased to $392,145 from $115,637.
The increase in management fees and incentive fees for the year ended December 31, 2019 compared to the comparable period in 2018 were driven by our increased deployment of capital. For the years ended December 31, 2019 and 2018, management fees were $6,259 and $2,174, respectively, incentive fees related to pre-incentive fee net investment income were $8,701 and $1,881, respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the years ended December 31, 2019 and 2018, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid for the years ended December 31, 2019 and 2018. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and management fees.
Professional fees include legal, rating agencies, audit tax, valuation, technology and other professional fees incurred related to the management of the company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the years ended December 31, 2019 and 2018 was primarily driven by the deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2019 and 2018 and the period from Commencement through December 31, 2017 were as follows:

	For the years ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
Net realized gain (loss) on investments	$269	$(24)	$—
Net change in unrealized appreciation (depreciation) on investments	4,300	(3,465)	882
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$4,569	$(3,489)	$882
During the year ended December 31, 2019, we had realized gains on two investments totaling $299 and realized losses on one investment totaling $30. During the year ended December 31, 2018, we have realized losses on one investment totaling $24. During the years ended December 31, 2019 and 2018, we had a change in unrealized appreciation on 58 and 13 investments, respectively, totaling approximately $13,256 and $971, respectively, which was offset by a change in unrealized depreciation on 33 and 35 investments, respectively, totaling approximately $8,956 and $4,436, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments by the type of investments for the years ended December 31, 2019 and 2018 and the period from Commencement through December 31, 2017 were as follows:

	For the year ended		For the year ended		For the period from Commencement through December 31, 2017
	December 31, 2019		December 31, 2018
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
First Lien Debt	$—	$1,889	$(24)	$(2,576)	$—	$624
Second Lien Debt	—	940	—	(662)	—	258
Equity Investments	269	1,471	—	(227)	—	—
Total	$269	$4,300	$(24)	$(3,465)	$—	$882
Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2019 compared to the comparable period in 2018 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities and the issuance of debt, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018 and November 16, 2018 (as amended, the “Subscription Facility”). The maximum principal amount of the Subscription Facility was reduced to $265,000 as of December 31, 2019 from $375,000 as of December 31, 2018 and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2020, with two one-year extension options, subject to the Company’s and the lender’s consent. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.55% per year. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.

We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”, together with the Subscription Facility, the "Credit Facilities"), which was subsequently amended on October 25, 2019. The maximum principal amount of the SPV Credit Facility was increased to $600,000 as of December 31, 2019 from $300,000 at the closing of the facility on April 1, 2019, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2024, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a 0.45% step-up based on collateral coverage and asset mix. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
Although we believe that we and the SPV will remain in compliance, there are no assurances that we or the SPV will continue to comply with the covenants in the Credit Facilities, as applicable. Failure to comply with these covenants could result in a default under the Subscription Facility and/or the SPV Credit Facility that, if we or the SPV were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Subscription Facility and/or the SPV Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations.
For more information on the Credit Facilities, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
As of December 31, 2019 and 2018, we had $18,937 and $4,245 respectively, in cash and cash equivalents. The Credit Facilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued and outstanding as of December 31, 2019 and 2018 were 35,769,223 and 14,229,500, respectively. The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2019 and 2018:

	For the year ended December 31,
	2019	2018
Shares outstanding, beginning of period	14,229,500	4,130,683
Common stock issued	21,539,723	10,098,817
Shares outstanding, end of period	35,769,223	14,229,500

Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of December 31, 2019 and 2018:

	As of December 31,
Payment Due by Period	2019	2018
Less than 1 Year	$231,700	$—
1-3 Years	—	217,700
3-5 Years	416,500	—
More than 5 Years	—	—
Total	$648,200	$217,700
As of December 31, 2019 and 2018, $648,200 and $217,700, respectively, of secured borrowings were outstanding under the Credit Facilities. For the years ended December 31, 2019 and 2018, we incurred $15,500 and $4,388, respectively, of interest expense and $899 and $416, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2019 and 2018, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2019	2018
Unfunded delayed draw commitments	$79,156	$64,927
Unfunded revolving term loan commitments	54,249	28,006
Total unfunded commitments	$133,405	$92,933
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through December 31, 2019:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2019 and 2018.
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
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Use of Estimates
The preparation of consolidated financial statements in Part II, Item 8 of this Form 10-K in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements in Part II, Item 8 of this Form 10-K. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations included in Part II, Item 8 of this Form 10-K.
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part II, Item 8 of this Form 10-K.
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
The SPV is a disregarded entity for tax purposes and is consolidated with the tax return of the Company.
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
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital (as defined in Part I, Item 1 of this Form 10-K “Business—Private Offering—Right to Redraw Capital.”). For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
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
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. The initial term of the Administration Agreement is two years from April 18, 2017 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Administration Agreement with the Administrator for an additional one-year term.
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company's allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company's allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company's Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Sub-Administration Agreements for an additional one-year term.
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
Interest Rate Risk
As of December 31, 2019, on a fair value basis, two of our debt investments bear interest at a fixed rate. All of our other debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2019 and 2018. These hypothetical calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2019 and 2018, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2019 and 2018, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of December 31, 2019 and 2018, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2019			As of December 31, 2018
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$40,344	$(19,382)	$20,962	$15,441	$(6,531)	$8,910
Up 200 basis points	$26,896	$(12,921)	$13,975	$10,294	$(4,354)	$5,940
Up 100 basis points	$13,448	$(6,461)	$6,987	$5,147	$(2,177)	$2,970
Down 100 basis points	$(11,620)	$6,461	$(5,159)	$(5,147)	$2,177	$(2,970)
Down 200 basis points	$(13,878)	$11,996	$(1,882)	$(8,267)	$4,354	$(3,913)
Down 300 basis points	$(14,265)	$11,996	$(2,269)	$(8,495)	$4,921	$(3,574)

Item 8. Financial Statements and Supplementary Data
TCG BDC II, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	63

Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	64

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 and the period from September 11, 2017 (Commencement) to December 31, 2017	65

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2019 and 2018 and the period from September 11, 2017 (Commencement) to December 31, 2017	66

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and the period from September 11, 2017 (Commencement) to December 31, 2017	67

Consolidated Schedules of Investments as of December 31, 2019 and 2018	76

Notes to Consolidated Financial Statements	82

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC II, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2019 and 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for the years ended December 31, 2019 and 2018 and the period from September 11, 2017 (commencement of operations) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

New York, NY
March 4, 2020

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,368,431 and $513,010, respectively)	$1,370,148	$510,427
Cash and cash equivalents	18,937	4,245
Deferred financing costs	3,263	1,527
Receivable for investment sold	6,160	1,243
Interest receivable from non-controlled/non-affiliated investments	12,808	2,181
Prepaid expenses and other assets	2,330	573
Total assets	$1,413,646	$520,196
LIABILITIES
Secured borrowings (Note 5)	$648,200	$217,700
Payable for investments purchased	—	1,870
Due to Investment Adviser	516	18
Interest and credit facility fees payable (Note 5)	4,225	1,848
Dividend Payable (Note 7)	17,275	6,545
Management and incentive fees payable (Note 4)	4,904	2,020
Administrative service fees payable (Note 4)	33	45
Other accrued expenses and liabilities	1,384	936
Total liabilities	676,537	230,982
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 35,769,223, and 14,229,500 shares issued and outstanding at December 31, 2019 and 2018, respectively	358	142
Paid-in capital in excess of par value	736,328	291,820
Subscribed but unissued shares	—	24,953
Subscription receivable	—	(24,953)
Total distributable earnings (loss)	423	(2,748)
Total net assets	$737,109	$289,214
NET ASSETS PER SHARE	$20.61	$20.32

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the Years Ended December 31,		For the period from September 11, 2017 (Commencement) through December 31, 2017
	2019	2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$79,210	$25,003	$767
Other income	4,930	1,305	224
Total investment income from non-controlled/non-affiliated investments	84,140	26,308	991
Total investment income	84,140	26,308	991
Expenses:
Organization costs (Note 2)	—	7	381
Offering costs (Note 2)	—	795	317
Management fees (Note 4)	6,259	2,174	252
Net Investment Income Incentive fees (Note 4)	8,701	1,881	—
Professional fees	852	626	163
Administrative service fees (Note 4)	270	435	52
Interest expense (Note 5)	15,500	4,388	83
Credit facility fees (Note 5)	2,103	1,115	185
Directors’ fees and expenses	195	200	49
Other general and administrative	968	633	217
Total expenses	34,848	12,254	1,699
Net investment income (loss)	49,292	14,054	(708)
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	269	(24)	—
Currency gains (losses) on non-investment assets and liabilities	(96)	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,300	(3,465)	882
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(2,134)	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	2,339	(3,489)	882
Net increase (decrease) in net assets resulting from operations	$51,631	$10,565	$174
Basic and diluted earnings per common share (Note 7)	$2.20	$1.34	$0.12
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	23,431,444	7,907,949	1,421,700

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the Year Ended December 31,		For the period from Commencement through December 31, 2017
	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$49,292	$14,054	$(708)
Net realized gain (loss) on investments and non-investment assets and liabilities	173	(24)	—
Net change in unrealized appreciation (depreciation) on investments	4,300	(3,465)	882
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(2,134)	—	—
Net increase (decrease) in net assets resulting from operations	51,631	10,565	174
Capital transactions:
Common stock issued	444,943	210,306	82,548
Dividends Declared (Note 10)	(48,679)	(14,379)	—
Net increase (decrease) in net assets resulting from capital share transactions	396,264	195,927	82,548
Net increase (decrease) in net assets	447,895	206,492	82,722
Net assets at beginning of year/period	289,214	82,722	—
Net assets at end of year/period	$737,109	$289,214	$82,722

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the Year Ended December 31,		For the period from Commencement through December 31, 2017
	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$51,631	$10,565	$174
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,204	699	98
Amortization of deferred offering costs	—	795	317
Net accretion of discount on investments	(4,114)	(1,226)	(16)
Paid-in-kind interest	(1,557)	—	—
Net realized (gain) loss on investments and non-investment assets and liabilities	(173)	24	—
Net change in unrealized (appreciation) depreciation on investments	(4,300)	3,465	(882)
Net change in unrealized currency (gains) losses on non-investment asset and liabilities	2,134	—	—
Cost of investments purchased and change in payable for investments purchased	(967,056)	(494,761)	(77,402)
Proceeds from sales and repayments of investments and change in receivable for investments sold	110,698	56,524	4,474
Changes in operating assets:
Interest receivable	(10,627)	(1,760)	(421)
Prepaid expenses and other assets	(1,757)	(202)	(371)
Changes in operating liabilities:
Due to Investment Adviser	498	(2,729)	538
Interest and credit facility fees payable	2,377	1,702	146
Management and incentive fee payable	2,884	1,768	252
Administrative service fees payable	(45)	—	22
Other accrued expenses and liabilities	481	603	343
Net cash provided by (used in) operating activities	(817,722)	(424,533)	(72,728)
Cash flows from financing activities:
Proceeds from issuance of common stock	444,943	210,306	82,548
Borrowings on SPV Credit Facility and Subscription Facility	986,666	367,050	81,225
Repayments of SPV Credit Facility and Subscription Facility	(558,300)	(210,100)	(20,475)
Dividends paid in cash	(37,948)	(7,834)	—
Debt issuance costs paid	(2,947)	(1,136)	—
Offering cost paid	—	(78)	—
Net cash provided by (used in) financing activities	832,414	358,208	143,298
Net increase (decrease) in cash and cash equivalents	14,692	(66,325)	70,570
Cash and cash equivalents, beginning of year/period	4,245	70,570	—
Cash and cash equivalents, end of year/period	$18,937	$4,245	$70,570
Supplemental disclosures:
Deferred financing cost due	$—	$—	$1,188
Offering costs due	$—	$—	$1,034
Interest paid during the year/period	$13,274	$2,683	$25
Dividends declared during the year/period	$48,679	$14,379	$—
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (84.66%)
Aero Operating, LLC (Dejana Industries, Inc.)	^+	(2) (3) (6)	Business Services	L + 7.25%	9.03%	1/5/2018	12/29/2022	$6,737	$6,687	$6,604	0.90%
Airnov, Inc.	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	6.15%	12/20/2019	12/19/2025	42,708	42,009	42,006	5.70
Alpine SG, LLC	^+	(2) (3)	High Tech Industries	L + 6.50%	8.42%	2/2/2018	11/16/2022	15,301	15,187	15,244	2.07
American Physician Partners, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.50%	8.44%	1/7/2019	12/21/2021	38,235	37,820	38,110	5.17
Analogic Corporation	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.79%	6/22/2018	6/22/2024	34,784	34,190	34,027	4.62
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.75%	10.65%	1/25/2019	1/25/2024	10,707	10,410	10,359	1.41
Apptio, Inc.	^+	(2) (3) (6)	Software	L + 7.25%	8.96%	1/10/2019	1/10/2025	35,541	34,872	35,237	4.78
Aurora Lux FinCo S.Á.R.L. (Accelya) (Luxembourg)	+	(2) (3) (7)	Software	L + 6.00%	5.46%	12/24/2019	12/24/2026	37,500	36,563	36,563	4.96
Avenu Holdings, LLC	+	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.19%	9/28/2018	9/28/2024	38,665	38,126	37,227	5.05
Barnes & Noble, Inc.	^+	(2) (3) (10)	Retail	L + 5.50%	9.06%	8/7/2019	8/7/2024	17,637	17,223	17,196	2.33
BMS Holdings III Corp.	^+	(2) (3) (6)	Construction & Building	L + 5.25%	7.19%	9/30/2019	9/30/2026	23,275	22,549	23,182	3.14
Central Security Group, Inc.	+	(2) (3)	Consumer Services	L + 5.63%	7.42%	4/5/2018	10/6/2021	3,491	3,481	3,002	0.41
Chartis Holding, LLC	^+	(2) (3) (6)	Business Services	L + 5.25%	7.28%	5/1/2019	5/1/2025	37,949	37,107	37,565	5.10
Chemical Computing Group ULC (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.25%	7.04%	8/30/2018	8/30/2023	14,674	14,500	14,539	1.97
Circustrix Holdings, LLC	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.50%	7.29%	2/2/2018	12/6/2021	9,397	9,331	9,247	1.25
Comar Holding Company, LLC	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	7.04%	6/18/2018	6/18/2024	27,783	27,253	27,101	3.68
Cority Software Inc. (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.50%	7.59%	7/2/2019	7/2/2026	43,800	42,877	42,864	5.82
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	8.19%	2/15/2018	5/31/2022	16,262	16,136	11,469	1.56
Digicel Limited (Jamaica)	^+	(7)	Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	202	195	0.03
DTI Holdco, Inc.	^	(2) (3)	High Tech Industries	L + 4.75%	6.67%	12/18/2018	9/30/2023	1,974	1,872	1,841	0.25
Ensono, LP	+	(2) (3)	Telecommunications	L + 5.25%	7.04%	4/30/2018	6/27/2025	8,537	8,466	8,537	1.16
Ethos Veterinary Health LLC	^	(2) (3) (6)	Consumer Services	L + 4.75%	6.79%	5/17/2019	5/15/2026	10,869	10,747	10,807	1.47
GRO Sub Holdco, LLC (Grand Rapids)	^	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.94%	2/28/2018	2/22/2023	6,465	6,384	6,085	0.83
iCIMS, Inc.	^+	(2) (3) (6)	Software	L + 6.50%	8.29%	9/12/2018	9/12/2024	23,930	23,507	23,928	3.25
Innovative Business Services, LLC	^+	(2) (3) (6)	High Tech Industries	L + 5.50%	7.52%	4/5/2018	4/5/2023	16,143	15,768	15,880	2.15

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
K2 Insurance Services, LLC	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.21%	7/3/2019	7/1/2024	22,027	21,485	22,062	2.99
Kaseya Inc.	^	(2) (3) (6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.71%	5/3/2019	5/2/2025	19,545	19,149	19,590	2.66
Lifelong Learner Holdings, LLC	^+	(2) (3) (6)	Business Services	L + 5.75%	7.49%	10/18/2019	10/18/2026	47,046	45,944	46,479	6.31
Liqui-Box Holdings, Inc.	^	(2) (3) (6)	Containers, Packaging & Glass	L + 4.50%	6.41%	6/3/2019	6/3/2024	—	(26)	(37)	(0.01)
Mailgun Technologies, Inc.	^	(2) (3) (6)	High Tech Industries	L + 5.00%	6.95%	3/26/2019	3/26/2025	20,194	19,798	19,870	2.70
National Carwash Solutions, Inc.	^+	(2) (3) (6)	Automotive	L + 6.00%	7.69%	8/7/2018	4/28/2023	9,511	9,301	9,411	1.28
NES Global Talent Finance US, LLC (United Kingdom)	+	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.42%	5/9/2018	5/11/2023	9,890	9,763	9,763	1.32
Nexus Technologies, LLC	+	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	7.44%	12/11/2018	12/5/2023	6,172	6,121	5,621	0.76
Northland Telecommunications Corporation	^+	(2) (3) (6)	Media: Broadcast & Subscription	L + 5.75%	7.54%	10/1/2018	10/1/2025	55,749	54,938	55,660	7.55
Paramit Corporation	^	(2) (3)	Capital Equipment	L + 4.50%	6.22%	5/3/2019	5/3/2025	6,298	6,244	6,268	0.85
PF Growth Partners, LLC	^	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.00%	6.79%	7/1/2019	7/11/2025	7,161	7,045	7,135	0.97
PPC Flexible Packaging, LLC	+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.50%	7.21%	11/23/2018	11/23/2024	15,433	15,218	15,291	2.07
Pretium Packaging, LLC	+	(2) (3)	Containers, Packaging & Glass	L + 5.00%	6.90%	8/15/2019	11/14/2023	19,224	19,050	19,224	2.61
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.44%	4/30/2019	6/1/2024	2,363	2,347	2,353	0.32
Redwood Services Group, LLC	^+	(2) (3)	High Tech Industries	L + 6.00%	8.12%	11/13/2018	6/6/2023	8,427	8,363	8,342	1.13
Riveron Acquisition Holdings, Inc.	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.19%	5/22/2019	5/22/2025	19,969	19,608	19,587	2.66
RSC Acquisition, Inc.	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.38%	11/1/2019	11/1/2026	55,950	54,778	55,514	7.53
Sapphire Convention, Inc. (Smart City)	^+	(2) (3) (6)	Telecommunications	L + 5.25%	7.26%	11/20/2018	11/20/2025	28,577	28,006	28,329	3.84
Smile Doctors, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.94%	10/6/2017	10/6/2022	22,227	22,100	21,996	2.98
Sovos Brands Intermediate, Inc.	+	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.79%	11/16/2018	11/20/2025	19,899	19,725	19,750	2.68
SPay, Inc.	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%	7.54%	6/15/2018	6/17/2024	20,512	20,179	18,694	2.54
Tank Holding Corp.	^	(2) (3) (6)	Capital Equipment	L + 4.00%	5.76%	3/26/2019	3/26/2024	—	—	—	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (6) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	7.54%	7/23/2019	6/30/2024	£19,612	24,887	26,566	3.60
Transform SR Holdings, LLC	+	(2) (3) (10)	Retail	L + 7.25%	9.18%	2/11/2019	2/12/2024	19,050	18,887	18,860	2.56
Trump Card, LLC	^+	(2) (3) (6)	Transportation: Cargo	L + 5.50%	7.44%	6/26/2018	4/21/2022	7,918	7,865	7,869	1.07
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^+	(2) (3) (6)	Automotive	L + 6.00%	7.69%	12/2/2019	12/2/2025	27,897	27,033	27,439	3.72

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	7.69%	11/30/2018	11/30/2024	22,139	21,746	21,674	2.94
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,170	19,036	19,397	2.63
VRC Companies, LLC	+	(2) (3) (6)	Business Services	L + 6.50%	8.29%	1/29/2019	3/31/2023	44,731	44,231	44,681	6.06
Westfall Technik, Inc.	^+	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 5.75%	7.66%	9/13/2018	9/13/2024	27,973	27,346	26,962	3.66
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.55%	7/18/2019	4/30/2025	20,000	19,818	19,826	2.69
Zemax Software Holdings, LLC	^+	(2) (3) (6)	Software	L + 5.75%	7.69%	6/25/2018	6/25/2024	10,146	9,966	10,087	1.37
Zenith Merger Sub, Inc.	^+	(2) (3) (6)	Business Services	L + 5.25%	7.19%	12/13/2017	12/13/2023	16,948	16,751	16,828	2.28
First Lien Debt Total									$1,159,969	$1,159,906	157.36%
Second Lien Debt (14.43%)
Access CIG, LLC	^	(2) (3)	Business Services	L + 7.75%	9.44%	2/14/2018	2/27/2026	$2,700	$2,680	$2,681	0.36%
Aimbridge Acquisition Co., Inc.	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.19%	2/1/2019	2/1/2027	21,047	20,528	20,862	2.83
Brave Parent Holdings, Inc.	+	(2) (3)	Software	L + 7.50%	9.42%	10/3/2018	4/19/2026	19,062	18,672	18,261	2.48
Outcomes Group Holdings, Inc.	^	(2) (3)	Business Services	L + 7.50%	9.40%	10/23/2018	10/26/2026	4,500	4,490	4,487	0.61
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	9.29%	12/3/2019	12/19/2025	2,500	2,475	2,493	0.34
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	9.94%	6/13/2019	6/18/2027	23,450	23,117	23,225	3.15
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.50%	11/8/2019	11/8/2024	21,428	20,907	20,892	2.83
Pathway Vet Alliance, LLC	^	(2) (3) (6)	Consumer Services	L + 8.50%	10.44%	11/14/2019	12/23/2025	8,050	7,814	8,074	1.10
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.79%	6/7/2018	12/11/2023	800	797	796	0.11
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	9.71%	4/2/2019	4/2/2027	11,900	11,679	11,662	1.58
Tank Holding Corp.	+	(2) (3)	Capital Equipment	L + 8.25%	11.03%	3/26/2019	3/26/2027	37,380	36,725	37,223	5.05
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.79%	8/9/2018	8/9/2026	8,333	8,187	8,243	1.12
WP CPP Holdings, LLC (CPP)	+	(2) (3)	Aerospace & Defense	L + 7.75%	9.68%	7/18/2019	4/30/2026	39,500	39,125	38,833	5.27
Second Lien Debt Total									$197,196	$197,732	26.83%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (0.91%)(5)(8)
ANLG Holdings, LLC	^	(8)	Healthcare & Pharmaceuticals	6/22/2018	880	$880	$973	0.13%
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	172	154	0.02
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	589	0.08
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250	250	306	0.04
GRO Sub Holdco, LLC (Grand Rapids)	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	500	500	137	0.02
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	486	0.07
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	3/26/2019	424	424	605	0.08
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,542	0.34
Paramit Corporation	^	(8)	Capital Equipment	6/17/2019	150	500	501	0.07
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	2/1/2019	965	965	1,174	0.16
SiteLock Group Holdings, LLC	^	(8)	High Tech Industries	4/5/2018	446	446	587	0.08
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	850	1,035	0.14
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(8)	Automotive	12/2/2019	1,925	1,925	1,925	0.26
USLS Acquisition, Inc.	^	(8)	Business Services	11/30/2018	641	641	720	0.10
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	220	418	0.06
Zillow Topco LP	^	(8)	Software	6/25/2018	313	312	358	0.05
Equity Investments Total						$11,266	$12,510	1.71%
Total investments—non-controlled/non-affiliated						$1,368,431	$1,370,148	185.88%
Total investments						$1,368,431	$1,370,148	185.88%

^ Denotes that all or a portion of the assets are owned by TCG BDC II, Inc. (together with its consolidated subsidiary, “we,” “us,” “our,” “BDC II” or the “Company”). Accordingly, such assets are not available to creditors of TCG BDC II SPV LLC (the “SPV”).
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for all LIBOR loans were the 30-day LIBOR at 1.76%, the 90-day LIBOR at 1.91% and the 180-day LIBOR rate at 1.91%.

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.

(6)	As of December 31, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$333	$(6)
Airnov, Inc.	Revolver	0.50	4,167	(63)
American Physician Partners, LLC	Revolver	0.50	1,500	(5)
Analogic Corporation	Revolver	0.50	3,029	(61)
Apptio, Inc.	Revolver	0.50	2,367	(19)
BMS Holdings III Corp.	Delayed Draw	1.00	6,667	(21)
Chartis Holding, LLC	Revolver	0.50	2,401	(20)
Chartis Holding, LLC	Delayed Draw	0.50	6,402	(52)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(8)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(103)
Comar Holding Company, LLC	Revolver	0.50	1,168	(23)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(60)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(12)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(54)
iCIMS, Inc.	Revolver	0.50	1,252	—
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)
K2 Insurance Services, LLC	Revolver	0.50	2,290	3
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	6
Kaseya Inc.	Revolver	0.50	661	1
Kaseya Inc.	Delayed Draw	0.50	1,918	4
Lifelong Learner Holdings, LLC	Revolver	0.50	3,802	(38)
Lifelong Learner Holdings, LLC	Delayed Draw	—	5,756	(58)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(37)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(20)
National Carwash Solutions, Inc.	Revolver	0.50	310	(2)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,352	(25)
Northland Telecommunications Corporation	Revolver	0.50	3,646	(5)
Pathway Vet Alliance, LLC	Delayed Draw	1.00	7,950	12
PF Growth Partners, LLC	Delayed Draw	1.00	1,028	(3)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(16)
RSC Acquisition, Inc.	Revolver	0.50	1,824	(13)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

RSC Acquisition, Inc.	Delayed Draw	1.00	1,994	(15)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	4,528	(34)
Smile Doctors, LLC	Revolver	0.50	707	(7)
Smile Doctors, LLC	Delayed Draw	1.00	1,477	(14)
SPay, Inc.	Revolver	0.50	682	(58)
Tank Holding Corp.	Revolver	0.50	47	—
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.69	£3,533	(94)
Trump Card, LLC	Revolver	0.50	369	(2)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Revolver	0.50	2,151	(28)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Delayed Draw	1.00	4,904	(64)
USLS Acquisition, Inc.	Revolver	0.50	946	(19)
VRC Companies, LLC	Delayed Draw	0.75	5,095	(5)
Westfall Technik, Inc.	Revolver	0.50	431	(11)
Westfall Technik, Inc.	Delayed Draw	1.00	12,190	(304)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	3,714	(20)
Zenith Merger Sub, Inc.	Revolver	0.50	1,219	(7)
Total unfunded commitments			$133,405	$(1,419)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2019, the aggregate fair value of these securities is $12,510, or 1.71% of the Company's net assets.

(9)	Loan was on non-accrual status as of December 31, 2019.

(10)
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

As of December 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,123,859	$1,123,850	82.03%
First Lien/Last Out Unitranche	36,110	36,056	2.63
Second Lien Debt	197,196	197,732	14.43
Equity Investments	11,266	12,510	0.91
Total	$1,368,431	$1,370,148	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

The rate type of debt investments at fair value as of December 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,337,927	$1,338,046	98.56%
Fixed Rate	19,238	19,592	1.44
Total	$1,357,165	$1,357,638	100.00%

The industry composition of investments at fair value as of December 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$82,060	$81,884	5.98%
Automotive	38,259	38,775	2.83
Banking, Finance, Insurance & Real Estate	126,013	129,061	9.42
Beverage, Food & Tobacco	46,948	47,390	3.46
Business Services	180,930	182,726	13.34
Capital Equipment	44,319	45,027	3.29
Chemicals, Plastics & Rubber	27,346	26,962	1.97
Construction & Building	22,549	23,182	1.69
Consumer Services	22,042	21,883	1.60
Containers, Packaging & Glass	106,784	107,301	7.83
Durable Consumer Goods	10,410	10,359	0.76
Energy: Oil & Gas	9,763	9,763	0.71
Healthcare & Pharmaceuticals	118,807	113,593	8.29
High Tech Industries	87,128	87,580	6.39
Hotel, Gaming & Leisure	57,083	55,938	4.08
Media: Broadcast & Subscription	54,938	55,660	4.06
Retail	57,017	56,948	4.16
Software	193,198	193,805	14.14
Sovereign & Public Finance	38,298	37,381	2.73
Telecommunications	36,674	37,061	2.70
Transportation: Cargo	7,865	7,869	0.57
Total	$1,368,431	$1,370,148	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

The geographical composition of investments at fair value as of December 31, 2019 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$57,627	$57,709	4.21%
Cyprus	19,036	19,397	1.42
Jamaica	202	195	0.01
Luxembourg	36,563	36,563	2.67
United Kingdom	34,650	36,329	2.65
United States	1,220,353	1,219,955	89.04
Total	$1,368,431	$1,370,148	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (85.96%)
Aero Operating, LLC (Dejana Industries, Inc.)	(2)(3)(6)	Business Services	L + 7.25%	9.60%	1/5/2018	12/29/2022	$6,805	$6,749	$6,720	2.32%
Alpine SG, LLC	(2)(3)	High Tech Industries	L + 6.00%	8.52%	2/2/2018	11/16/2022	9,695	9,613	9,659	3.34
Analogic Corporation	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.52%	6/22/2018	6/22/2024	35,249	34,536	34,414	11.90
Avenu Holdings, LLC	(2)(3)	Sovereign & Public Finance	L + 5.25%	8.05%	9/28/2018	9/28/2024	39,056	38,400	38,354	13.26
Central Security Group, Inc.	(2)(3)	Consumer Services	L + 5.63%	8.15%	4/5/2018	10/6/2021	4,680	4,661	4,587	1.59
Chemical Computing Group ULC (Canada)	(2)(3)(6)(7)	Software	L + 5.50%	8.02%	8/30/2018	8/30/2023	15,794	15,565	15,618	5.40
CircusTrix Holdings, LLC	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.50%	8.02%	2/2/2018	12/16/2021	9,212	9,134	8,972	3.10
Comar Holding Company, LLC	(2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	7.77%	6/18/2018	6/18/2024	27,086	26,450	26,506	9.17
Dade Paper & Bag, LLC	(2)(3)	Forest Products & Paper	L + 7.00%	9.24%	1/24/2018	6/9/2024	6,282	6,229	6,080	2.10
Datto, Inc.	(2)(3)(6)	High Tech Industries	L + 8.00%	10.46%	12/7/2017	12/7/2022	17,667	17,442	17,498	6.05
Derm Growth Partners III, LLC (Dermatology Associates)	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.25%	9.05%	2/15/2018	5/31/2022	14,342	14,130	14,119	4.88
DTI Holdco, Inc.	(2)(3)	High Tech Industries	L + 4.75%	7.28%	12/18/2018	9/30/2023	1,995	1,870	1,860	0.64
Ensono, LP	(2)(3)	Telecommunications	L + 5.25%	7.77%	4/30/2018	6/27/2025	8,623	8,542	8,450	2.92
GRO Sub Holdco, LLC (Grand Rapids)	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	8.80%	2/28/2018	2/22/2024	6,661	6,489	6,209	2.15
iCIMS, Inc.	(2)(3)(6)	Software	L + 6.50%	8.94%	9/12/2018	9/12/2024	20,025	19,616	19,297	6.67
Innovative Business Services, LLC	(2)(3)(6)	High Tech Industries	L + 5.50%	7.91%	4/5/2018	4/5/2023	16,307	15,771	15,948	5.51
National Carwash Solutions, Inc.	(2)(3)(6)	Automotive	L + 6.00%	8.35%	8/7/2018	4/28/2023	5,843	5,661	5,688	1.98
NES Global Talent Finance US, LLC (United Kingdom)	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	8.03%	5/9/2018	5/11/2023	9,992	9,831	9,695	3.35
Nexus Technologies, LLC	(2)(3)	High Tech Industries	L + 5.50%	8.30%	12/11/2018	12/5/2023	6,234	6,177	6,158	2.13
North American Dental Management, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.25%	8.04%	10/26/2018	7/7/2023	3,422	3,264	3,276	1.13
Northland Telecommunications Corporation	(2)(3)(6)	Media: Broadcast & Subscription	L + 5.75%	8.10%	10/1/2018	10/1/2025	21,638	21,299	21,311	7.37
PPC Flexible Packaging, LLC	(2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	7.77%	11/23/2018	11/23/2024	11,962	11,764	11,839	4.09
PSI Services, LLC	(2)(3)	Business Services	L + 5.00%	7.52%	9/19/2018	1/20/2023	4,546	4,489	4,445	1.54
Redwood Services Group, LLC	(2)(3)	High Tech Industries	L + 6.00%	8.71%	11/13/2018	6/6/2023	5,323	5,277	5,242	1.81
Sapphire Convention, Inc. (Smart City)	(2)(3)(6)	Telecommunications	L + 5.25%	7.89%	11/20/2018	11/20/2025	28,866	28,213	28,264	9.77
Smile Doctors, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	8.55%	10/6/2017	10/6/2022	18,155	17,967	17,782	6.15
Sovos Brands Intermediate, Inc.	-2	Beverage, Food & Tobacco	L + 5.00%	7.64%	11/16/2018	11/20/2025	20,100	19,902	19,782	6.84
SPay, Inc.	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.75%	8.22%	6/15/2018	6/15/2024	19,909	19,343	19,009	6.57
Trump Card, LLC	(2)(3)(6)	Transportation: Cargo	L + 5.00%	7.80%	6/26/2018	4/21/2022	8,157	8,087	8,036	2.78
USLS Acquisition, Inc.	(2)(3)(6)	Business Services	L + 5.75%	8.46%	11/30/2018	11/30/2024	17,730	17,281	17,178	5.94

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (85.96%) (continued)
Westfall Technik, Inc.	(2)(3)(6)	Chemicals, Plastics & Rubber	L + 5.00%	7.79%	9/13/2018	9/13/2024	$10,585	$10,219	$9,902	3.42%
Zemax Software Holdings, LLC	(2)(3)(6)	Software	L + 5.75%	8.55%	6/25/2018	6/25/2024	10,248	10,051	10,144	3.51
Zenith Merger Sub, Inc.	(2)(3)(6)	Business Services	L + 5.50%	8.30%	12/13/2017	12/13/2023	6,758	6,672	6,700	2.32
First Lien Debt Total								$440,694	$438,742	151.70%
Second Lien Debt (12.97%)
Access CIG, LLC	(2)(3)(6)	Business Services	L + 7.75%	10.46%	2/14/2018	2/27/2026	$2,700	$2,676	$2,650	0.92%
Argon Medical Devices Holdings, Inc.	(2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	11/2/2017	1/23/2026	7,500	7,467	7,446	2.57
Brave Parent Holdings, Inc.	(2)(3)	Software	L + 7.50%	10.02%	10/3/2018	4/19/2026	19,062	18,617	18,301	6.33
Outcomes Group Holdings, Inc.	-2	Business Services	L + 7.50%	10.28%	10/23/2018	10/26/2026	4,500	4,490	4,447	1.54
PharmaLogic Holdings Corp.	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 8.00%	10.52%	6/7/2018	12/11/2023	563	560	563	0.19
Project Accelerate Parent, LLC	(2)(3)	Software	L + 8.50%	10.89%	1/2/2018	1/2/2026	17,500	17,097	17,196	5.95
Santa Cruz Holdco, Inc.	(2)(3)	Non-durable Consumer Goods	L + 8.25%	10.69%	12/15/2017	12/13/2024	7,600	7,532	7,496	2.59
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	10.52%	8/9/2018	8/9/2026	8,333	8,172	8,108	2.80
Second Lien Debt Total								$66,611	$66,207	22.89%

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (1.07%)(5)(8)
ANLG Holdings, LLC		Healthcare & Pharmaceuticals	43.273	879,689	$880	$880	0.30%
Avenu Holdings, LLC		Sovereign & Public Finance	43.371	172,413	172	172	0.06
GRO Sub Holdco, LLC (Grand Rapids)		Healthcare & Pharmaceuticals	43.188	500,000	500	219	0.09
North Haven Goldfinch Topco, LLC		Containers, Packaging & Glass	43.269	2,314,815	2,315	2,102	0.73
SiteLock Group Holdings, LLC		High Tech Industries	43.195	446,428	446	446	0.15
USLS Acquisition, Inc.		Business Services	43.434	640,569	641	641	0.22
Zenith American Holding, Inc.		Business Services	43.082	438,356	438	705	0.24
Zillow Topco LP		Software	43.276	312,500	313	313	0.11
Equity Investments Total					$5,705	$5,478	1.90%
Total investments—non-controlled/non-affiliated					$513,010	$510,427	176.49%
Total investments					$513,010	$510,427	176.49%

TCG BDC II, INC.
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2018
(dollar amounts in thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2018, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

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

(3)	Loan includes interest rate floor feature, which is generally 1.00%.

(4)
Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

(5)
Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.

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

(3)
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
As of December 31, 2019
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
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $ 25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company complements this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. The Company seeks to achieve its investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
The Company invests primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as "junk"). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower's capacity to pay interest and repay principal. See Item 1A of this Form 10-K, "Risk Factors—Risks Related to out Investments—Our investments are risky and speculative."
On September 11, 2017 ("Commencement"), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C., (“CGCA” or the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies ("ASC 946"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The annual consolidated financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the year and period presented have been included.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 to these consolidated financial statements for further information about fair value measurements.
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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of December 31, 2019, the fair value of the loans with PIK provisions was $82,643 which represented approximately 6.0% of the total investments at fair value. For the year ended December 31, 2019, the Company earned $1,318 in PIK income, which is included in interest income in the accompanying Consolidated Statements of Operations. As of and for the year/period ended December 31, 2018 and 2017, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2019 and 2018 and for the period from Commencement through December 31, 2017, the Company earned $4,930, $1,305 and $224, respectively, in other income, primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, the fair value of the loan in the portfolio on non-accrual status was $11,469, which represented approximately 0.8% of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2019 and for the year then ended. As of December 31, 2018 and 2017, no loans in the portfolio were on non-accrual status.
Credit Facilities — Related Costs, Expenses and Deferred Financing Costs
Interest expense and unused commitment fees on the Subscription Facility and the SPV Credit Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
The Credit Facilities are recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facilities. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of December 31, 2019, 2018 and 2017, $1,500, $1,500 and $1,415, respectively, of initial organization and offering costs had been incurred by the Company and $629, $544 and $0, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.

Income Taxes
For U.S. federal income tax purposes, the Company has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. The SPV is a disregarded entity for tax purposes and is consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
Functional Currency
The functional currency of the Company is the U.S. Dollar. Investments are generally made in the local currency of the country in which the investment is domiciled and are translated into U.S. Dollars with foreign currency translation gains or losses recorded within net change in unrealized appreciation (depreciation) on investments in the accompanying consolidated Statements of Operations. Foreign currency translation gains and losses on non-investment assets and liabilities are separately reflected in the accompanying Consolidated Statements of Operations.
Recent Accounting Standards Updates

In August 2018, the Securities and Exchange Commission (the "SEC") adopted amendments to certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded disclosures, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment in its Disclosure Update and Simplification release (the “DUS Release”). The Company adopted the DUS Release on November 5, 2018, which did not have a material impact on the Company’s consolidated financial statements.

In September 2018, related to the DUS Release, the FASB issued Compliance and Disclosure Interpretation 105.09 guidance (“CDI 105.09”) on compliance with the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings. The DUS Release requires disclosure of changes in shareholders’ equity within a registrant’s Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. CDI 105.09 notes that the SEC would not object if a registrant first discloses the changes in shareholders’ equity in its Form 10-Q for the quarter that begins after November 5, 2018. The Company adopted the new requirement to present changes in shareholders’ equity in interim financial statements within Form 10-Q filings starting with the quarter that began on January

1, 2019. The adoption of the new requirement did not have a material impact on the Company’s consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2019 and 2018.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2019 and 2018, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,159,906	$1,159,906
Second Lien Debt	—	—	197,732	197,732
Equity Investments	—	—	12,510	12,510
Total	$—	$—	$1,370,148	$1,370,148

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$438,742	$438,742
Second Lien Debt	—	—	66,207	66,207
Equity Investments	—	—	5,478	5,478
Total	$—	$—	$510,427	$510,427
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the Year Ended December 31, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$438,742	$66,207	$5,478	$510,427
Purchases	796,206	164,669	5,778	966,653
Sales	(19,087)	—	(486)	(19,573)
Paydowns	(61,194)	(34,848)	—	(96,042)
Accretion of discount	3,350	764	—	4,114
Net realized gains (losses)	—	—	269	269
Net change in unrealized appreciation (depreciation)	1,889	940	1,471	4,300
Balance, end of year	$1,159,906	$197,732	$12,510	$1,370,148
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$1,765	$1,025	$1,471	$4,261

	Financial Assets
	For the Year Ended December 31, 2018
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$50,045	$30,806	$438	$81,289
Purchases	424,924	58,977	5,267	489,168
Sales	(1,243)	—	—	(1,243)
Paydowns	(33,297)	(23,227)	—	(56,524)
Accretion of discount	913	313	—	1,226
Net realized gains (losses)	(24)	—	—	(24)
Net change in unrealized appreciation (depreciation)	(2,576)	(662)	(227)	(3,465)
Balance, end of year	$438,742	$66,207	$5,478	$510,427
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statement of Operations	$(2,456)	$(505)	$(227)	$(3,188)

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2019 and 2018:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2019			Low	High
Investments in First Lien Debt	$850,376	Discounted Cash Flow	Discount Rate	4.04%	16.36%	7.52%
	309,530	Consensus Pricing	Indicative Quotes	77.94%	100.00%	98.13%
Total First Lien Debt	1,159,906
Investments in Second Lien Debt	138,007	Discounted Cash Flow	Discount Rate	7.40%	9.76%	8.64%
	59,725	Consensus Pricing	Indicative Quotes	97.50%	98.31%	98.03%
Total Second Lien Debt	197,732
Investments in Equity	12,510	Income Approach	Discount Rate	7.76%	12.09%	7.94%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.22x
Total Equity Investments	12,510
Total Level 3 Investments	$1,370,148

	Fair Value as of December 31, 2018	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$432,295	Discounted Cash Flow	Discount Rate	5.57%	9.63%	7.38%
	6,447	Consensus Pricing	Indicative Quotes	93.25%	98.00%	96.63%
Total First Lien Debt	438,742
Investments in Second Lien Debt	63,556	Discounted Cash Flow	Discount Rate	7.93%	9.81%	9.41%
	2,651	Consensus Pricing	Indicative Quotes	98.17%	98.17%	98.17%
Total Second Lien Debt	66,207
Investments in Equity	5,478	Income Approach	Discount Rate	8.51%	12.84%	10.14%
		Market Approach	Comparable Multiple	7.74x	14.70x	10.48x
Total Equity Investments	5,478
Total Level 3 Investments	$510,427

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

Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$648,200	$648,200	$217,700	$217,700
Total	$648,200	$648,200	$217,700	$217,700
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 6, 2019, the Company's Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company's Investment Advisory Agreement with the Adviser for an additional one-year term.
Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The "Investment Period" commenced on September 11, 2017 and will continue until September 11, 2021, provided that it may be extended thereafter with the approval of holders of a majority of the shares of the Company's common stock. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.

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

Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2019 and 2018, and the period from Commencement through December 31, 2017:

	For the Years Ended December 31,		Period from Commencement through December 31, 2017
	2019	2018
Base management fees	$6,259	$2,174	$252
Incentive fees on pre-incentive fee net investment income	8,701	1,881	—
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	8,701	1,881	—
Total base management fees and incentive fees	$14,960	$4,055	$252
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
As of December 31, 2019 and 2018, $4,904 and $2,020, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. The initial term of the Administration Agreement was two years from April 18, 2017 and, unless terminated earlier, the Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 6, 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Administration Agreement with the Administrator for an additional one-year term.
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company's allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company's allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff , to the extent internal audit performs a role in the Company's internal control assessment under the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the years ended December 31, 2019 and 2018, and for the period from Commencement through December 31, 2017, the Company incurred $270, $435 and $52, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2019 and 2018, $33 and $45, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the years ended December 31, 2019 and 2018, and for the period from Commencement through December 31, 2017, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $481, $479 and $73, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2019 and 2018, $1,033 and $552, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the years ended December 31, 2019 and 2018, TCG earned $1,290 and $219, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid $1,288 and $219, respectively, in placement fees to sub-placement agents. For the period from Commencement through December 31, 2017, TCG earned no placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2019 and 2018 and for the period from Commencement through December 31, 2017, the Company incurred $195, $200 and $49, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of December 31, 2019 and 2018, there were no unpaid Directors’ fees and expenses.
5. BORROWINGS
The Company and the SPV are party to the Credit Facilities. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2019 and 2018, asset coverage was 213.72% and 232.85%, respectively, and the Company and the SPV were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the Credit Facilities for the years ended December 31, 2019 and 2018 and for the period from Commencement through December 31, 2017.

	For the years ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
Outstanding borrowing, beginning of period	$217,700	$60,750	$—
Borrowings	986,666	367,050	81,225
Repayments	(558,300)	(210,100)	(20,475)
Foreign currency translation	2,134	—	—
Outstanding borrowing, end of period	$648,200	$217,700	$60,750

Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018 and November 16, 2018. The maximum principal amount of the Subscription Facility was $265,000 as of December 31, 2019 (reduced from $375,000 as of December 31, 2018) and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2020, with two one-year extension options, subject to the Company’s and the lender’s consent. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.55% per year. The Company is also required to pay an undrawn commitment fee of 0.25% per year.
Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended on October 25, 2019. The SPV Credit Facility provides for secured borrowings of $600,000 as of December 31, 2019 (increased from $300,000 at the closing of the facility on April 1, 2019), subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2024, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a 0.45% step-up based on collateral coverage and asset mix. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249

	December 31, 2018
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$375,000	$217,700	$157,300	$157,300
Total	$375,000	$217,700	$157,300	$157,300

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the years ended December 31, 2019 and 2018, and the period from Commencement through December 31, 2017, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,		For the period from Commencement through
	2019	2018	December 31, 2017
Interest expense	$15,500	$4,388	$83
Facility unused commitment fee	899	416	87
Amortization of deferred financing costs	1,204	699	98
Total interest expense and credit facility fees	$17,603	$5,503	$268
Cash paid for interest expense	$13,274	$2,683	$25

Average principal debt outstanding	$392,145	$115,637	$10,567
Weighted average interest rate	3.90%	3.74%	3.24%
As of December 31, 2019 and 2018, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2019	2018
Interest expense payable	$3,988	$1,763
Unused commitment fees payable	237	85
Total interest expense and credit facility fees payable	$4,225	$1,848
Weighted average interest rate (1)	3.91%	4.05%
(1) Based on floating LIBOR rates.

6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2019 and 2018:

	December 31,
Payment Due by Period	2019	2018
Less than 1 Year	$231,700	$—
1-3 Years	—	217,700
3-5 Years	416,500	—
More than 5 Years	—	—
Total	$648,200	$217,700

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2019 and 2018 for any such exposure.

As of December 31, 2019 and 2018, the Company had $1,227,687 and $1,227,938, respectively, in total capital commitments from stockholders, of which $489,896 and $935,084, respectively, was unfunded. As of December 31, 2019 and 2018, current officers had $450 and $725, respectively, in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2019	2018
Unfunded delayed draw commitments	$79,156	$64,927
Unfunded revolving term loan commitments	54,249	28,006
Total unfunded commitments	$133,405	$92,933
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the year ended December 31, 2019, the Company issued 21,539,723 shares for $444,943. The following table summarizes capital activity during the year ended December 31, 2019:

	Common Stock		Capital in Excess of Par Value		Subscribed But Unissued Shares	Subscription Receivable	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	14,229,500	$142	$291,820		$24,953	$(24,953)	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	21,539,723	216	444,727		(24,953)	24,953	—	—	—	444,943
Net investment income (loss)	—	—	—		—	—	49,292	—	—	49,292
Net realized gain (loss) on investments - non-controlled/non-affiliated	—	—	—		—	—	—	269	—	269
Net change in unrealized appreciation (depreciation) on investments	—	—	—		—	—	—	—	4,300	4,300
Realized and unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—	(96)	(2,134)	(2,230)
Dividends declared	—	—	—		—	—	(48,679)	—	—	(48,679)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(219)		—	—	219	—	—	—
Balance, end of year	35,769,223	$358	$736,328		$—	$—	$691	$149	(417)	$737,109

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
During the period from Commencement through December 31, 2017, the Company issued 4,130,683 shares for $82,548. The following table summarizes capital activity during the period from Commencement through December 31, 2017:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—
Common stock issued	4,130,683	41	82,507	—	—	82,548
Net investment income (loss)	—	—	—	(708)	—	(708)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	882	882
Balance, end of period	4,130,683	$41	$82,507	$(708)	$882	$82,722

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2019:

	Shares Issued	Proceeds Received
January 10, 2019	1,218,407	$24,953
February 28, 2019	1,677,049	35,000
March 26, 2019	1,940,070	39,990
May 8, 2019	1,195,615	25,000
June 26, 2019	2,912,624	60,000
August 14, 2019	2,873,565	60,000
September 25, 2019	3,654,971	75,000
November 6, 2019	4,847,311	100,000
December 26, 2019	1,220,111	25,000
Total	21,539,723	$444,943

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2018:

	Shares Issued	Proceeds Received
March 7, 2018	240,800	$4,941
March 28, 2018	587,788	12,003
May 16, 2018	694,960	14,414
June 7, 2018	454,599	9,469
June 20, 2018	1,947,292	39,998
August 22, 2018	1,207,628	25,307
September 13, 2018	1,387,273	29,174
September 26, 2018	1,206,560	25,000
November 29, 2018	2,371,917	50,000
Total	10,098,817	$210,306

The following table summarizes total shares issued and proceeds received related to capital activity during the period from Commencement through December 31, 2017:

	Shares Issued	Proceeds Received
September 19, 2017	100	$2
October 4, 2017	875,004	17,500
November 22, 2017	1,503,784	30,045
December 20, 2017	1,751,795	35,001
Total	4,130,683	$82,548

On December 28, 2018, the Company issued a capital call and delivered capital drawdown notices totaling $24,953. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were 1,218,407 subscribed but unissued shares as of December 31, 2018.
Subscription transactions during the years ended December 31, 2019 and 2018 and during the period from Commencement through December 31, 2017 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.07 per share, $0.11 per share, and $0.26 per share for the years ended December 31, 2019 and 2018 and for the period from Commencement through December 31, 2017, respectively.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year/period.
Basic and diluted earnings per common share were as follows:

	For the Years Ended December 31,		For the period from Commencement through December 31, 2017
	2019	2018
Net increase (decrease) in net assets resulting from operations	$51,631	$10,565	$174
Weighted-average common shares outstanding	23,431,444	7,907,949	1,421,700
Basic and diluted earnings per common share	$2.20	$1.34	$0.12

The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2019 and 2018 and for the period from Commencement through December 31, 2017:

	For the Years Ended December 31,		For the period from Commencement through December 31, 2017
	2019	2018
Per Share Data:
Net asset value per share, beginning of year/period	$20.32	$20.03	$20.00
Net investment income (loss) (1)	2.10	1.78	(0.50)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.10	(0.07)	0.27
Net increase (decrease) in net assets resulting from operations	2.20	1.71	(0.23)
Dividends declared (2)	(1.98)	(1.53)	—
Effect of offering price of subscriptions (3)	0.07	0.11	0.26
Net asset value per share, end of year/period	$20.61	$20.32	$20.03
Number of shares outstanding, end of year/period	35,769,223	14,299,500	4,130,683
Total return based on net asset value (4)	11.17%	9.09%	0.15%
Net assets, end of year/period	$737,109	$289,214	$82,722
Ratio to average net assets (5):
Expenses before incentive fees	5.06%	5.84%	4.19%
Expenses after incentive fees	6.74%	6.90%	4.19%
Net investment income (loss)	9.54%	7.92%	(1.75)%
Interest expense and credit facility fees	3.41%	3.10%	0.66%
Ratios/Supplemental Data:
Asset coverage, end of year/period	213.72%	232.85%	236.17%
Portfolio turnover	12.47%	20.41%	8.76%
Total committed capital, end of year/period	1,227,687	1,227,938	508,928
Ratio of total contributed capital to total committed capital, end of year/period	60.09%	23.85%	16.21%
Weighted-average shares outstanding	23,431,444	7,907,949	1,421,700

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the year/period divided by the weighted average number of shares outstanding for the year/period.

(2)
Dividends declared per share was calculated as the sum of dividends declared during the year/period divided by the number of shares outstanding at the quarter-end date (refer to Note 7, Net Assets, to these consolidated financial statements).

(3)	Increase (decrease) is due to the offering price of subscriptions during the year/period (refer to Note 7, Net Assets, to these consolidated financial statements).

(4)
Total return based on net asset value is based on the change in net asset value per share during the year/period plus the declared dividends divided by the beginning net asset value for the year/period. Total return for the years ended December 31, 2019, 2018 and for the period from Commencement through December 31, 2017 is inclusive of an increase (decrease) in net asset value related to the offering price of subscriptions $0.07 per share, $0.11 per share and $0.26 per share, respectively. Excluding the effects of these common stock issuances, total return would have been 10.83%, 8.54%, and (1.15)%, respectively, for the years ended December 31, 2019 and 2018 and for the period from Commencement through December 31, 2017 (refer to Note 7, Net Assets, to these consolidated financial statements). Total return for the period from Commencement through December 31, 2017 has not been annualized.

(5)
These ratios to average net assets for the period from Commencement through December 31, 2017 have not been annualized. The Company commenced operations on September 11, 2017; therefore, ratios to average net assets and portfolio turnover for the period from Commencement through December 31, 2017 may have been different had there been a full year of operations.

9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2019 and 2018, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2019 and 2018.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2019 the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2019 and 2018, permanent differences primarily due to the tax treatment of offering costs resulted in a net decrease in total distributable loss by $220 and $892, respectively, and net decrease in additional paid-in capital in excess of par by $220 and $892, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the periods from July 1, 2019 to December 31, 2019 and July 1, 2018 to June 30, 2019 was as follows:

	For the period from July 1, 2019 to December 31, 2019	For the period from July 1, 2018 to June 30, 2019
Ordinary income	$30,298	$29,188
Tax return of capital	$—	$—
Income Tax Information and Distributions to Stockholders
As of June 30, 2019 and June 30, 2018, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of June 30, 2019	As of June 30, 2018
Undistributed ordinary income	$1,875	$376
Other book/tax temporary differences(1)	(342)	(367)
Net realized appreciation (depreciation) on investments	233	—
Net unrealized appreciation (depreciation) on investments	(1,376)	4,327
Total accumulated earnings (deficit)	$390	$4,336

(1)	Consists of the unamortized portion of organization costs as of June 30, 2019 and June 30, 2018.
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
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of June 30, 2019, and June 30, 2018, the Company did not have any pre- or post-enactment capital loss carryforwards.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019
	Q4	Q3	Q2	Q1
Total investment income	$26,648	$23,241	$19,149	$15,102
Net expenses	10,914	9,519	8,110	6,305
Net investment income (loss)	15,734	13,722	11,039	8,797
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	3,311	(2,436)	(1,088)	2,552
Net increase (decrease) in net assets resulting from operations	19,045	11,286	9,951	11,349
NAV per share	20.61	20.55	20.59	20.59
Basic and diluted earnings per common share	$0.58	$0.45	$0.50	$0.71

	2018
	Q4	Q3	Q2	Q1
Total investment income	$11,446	$7,726	$4,393	$2,743
Net expenses	4,153	4,364	2,240	1,497
Net investment income (loss)	7,293	3,362	2,153	1,246
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(6,810)	(124)	2,813	632
Net increase (decrease) in net assets resulting from operations	483	3,238	4,966	1,878
NAV per share	20.32	20.69	20.71	20.21
Basic and diluted earnings per common share	$0.04	$0.36	$0.88	$0.44

	2017
	Q4	Q3
Total investment income	$991	$—
Net expenses	1,305	394
Net investment income (loss)	(314)	(394)
Net change in unrealized appreciation (depreciation) on investments	882	—
Net increase (decrease) in net assets resulting from operations	568	(394)
NAV per share	20.03	10.85
Basic and diluted earnings per common share	$0.33	$(178.42)
12. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On March 4, 2020, the Board of Directors declared a quarterly dividend of $0.53, which is payable on April 17, 2020 to stockholders of record on March 4, 2020.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 4, 2020, the Board of Directors of the Company appointed Peter Gaunt as the Company’s Treasurer and principal accounting officer, effective March 31, 2020.  Mr. Gaunt will succeed Michele Reing, who has acted in these roles on an interim basis since September 23, 2019. Mr. Gaunt, 38, joined The Carlyle Group, Inc. as a Principal in Carlyle Global Credit in December 2019. Prior to joining Carlyle, Mr. Gaunt was Corporate Controller at Hercules Capital, where he led the accounting, FP&A, Treasury and Capital Markets teams. Prior to Hercules Capital, Mr. Gaunt was a Senior Manager in Ernst &

Young’s Wealth and Asset Management Practice servicing Business Development Companies, Mortgage REITs, Mutual Funds and Private Equity Funds. Mr. Gaunt also spent time with Credit Suisse in its Asset Management division.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	63

Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	64

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 and the period from September 11, 2017 (Commencement) through December 31, 2017	65

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2019 and 2018 and the period from September 11, 2017 (Commencement) through December 31, 2017	66

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and the period from September 11, 2017 (Commencement) through December 31, 2017	67

Consolidated Schedules of Investments as of December 31, 2019 and 2018	76

Notes to Consolidated Financial Statements	82
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously field with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (1)

4.2	Description of Registered Securities *

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Revolving Credit Agreement (1)

10.5	Master Custodian Agreement (2)

10.6
First Amendment, dated as of March 14, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, Bank of America, N.A. as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranger. (3)

10.7
Second Amendment, dated as of November 16, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, and Bank of America, N.A. as administrative agent.(4)

10.8
Loan and Security Agreement, dated as of April 1, 2019 and Conformed through Amendment No. 1 dated as of October 25, 2019, among TCG BDC II SPV LLC as borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer.*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)

(2)	Incorporated by reference to the Company’s Form 10-K filed by the Company on March 1, 2018 (File No. 000-55848)

(3)	Incorporated by reference to the Company’s Form 10-Q filed by the Company on May 4, 2018 (File No. 000-55848)

(4)	Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed by the Company on February 28, 2019 (File No. 000-55848)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.

Dated: March 4, 2020	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2020	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Dated: March 4, 2020	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: March 4, 2020	By	/s/ Michele Reing
Michele Reing
Treasurer (principal accounting officer)

Dated: March 4, 2020	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 4, 2020	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: March 4, 2020	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: March 4, 2020	By	/s/ John G. Nestor
John G. Nestor
Director