Form 10-Q
period 2020-03-31
TCG BDC II, Inc.
filed 2020-05-11
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 11, 2020 was 44,896,727.

TCG BDC II, INC.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,484,081 and $1,368,431, respectively)	$1,397,128	$1,370,148
Cash and cash equivalents	47,543	18,937
Deferred financing costs	2,938	3,263
Receivable for investment sold	17,887	6,160
Interest receivable from non-controlled/non-affiliated investments	10,872	12,808
Prepaid expenses and other assets	18,876	2,330
Total assets	$1,495,244	$1,413,646
LIABILITIES
Secured borrowings (Note 5)	$607,926	$648,200
Payable for investments purchased	24,369	—
Due to Investment Adviser	458	516
Interest and credit facility fees payable (Note 5)	4,906	4,225
Dividend payable (Note 7)	18,958	17,275
Management and incentive fees payable (Note 4)	5,970	4,904
Administrative service fees payable (Note 4)	—	33
Other accrued expenses and liabilities	1,675	1,384
Total liabilities	664,262	676,537
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 44,896,727 shares and 35,769,223 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	449	358
Paid-in capital in excess of par value	916,241	736,328
Total distributable earnings (loss)	(85,708)	423
Total net assets	$830,982	$737,109
NET ASSETS PER SHARE	$18.51	$20.61
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2020	March 31, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,864	$13,941
Other income	1,972	1,161
Total investment income from non-controlled/non-affiliated investments	32,836	15,102
Total investment income	32,836	15,102
Expenses:
Management fees (Note 4)	2,573	1,057
Net investment income incentive fees (Note 4)	3,394	1,552
Professional fees	268	120
Administrative service fees (Note 4)	42	132
Interest expense (Note 5)	6,385	2,882
Credit facility fees (Note 5)	549	295
Directors’ fees and expenses	51	48
Other general and administrative	347	219
Total expenses	13,609	6,305
Net investment income (loss)	19,227	8,797
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(180)	257
Currency gains (losses) on non-investment assets and liabilities	(164)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(88,670)	2,295
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,614	—
Net realized gain (loss) change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(86,400)	2,552
Net increase (decrease) in net assets resulting from operations	$(67,173)	$11,349
Basic and diluted earnings per common share (Note 8)	$(1.86)	$0.71
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	36,149,388	16,051,688
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2020	March 31, 2019
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$19,227	$8,797
Net realized gain (loss) on investments and non-investment assets and liabilities	(344)	257
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(86,056)	2,295
Net increase (decrease) in net assets resulting from operations	(67,173)	11,349
Capital transactions:
Common stock issued	180,004	99,940
Dividends declared (Note 10)	(18,958)	(8,049)
Net increase (decrease) in net assets resulting from capital share transactions	161,046	91,891
Net increase (decrease) in net assets	93,873	103,240
Net assets at beginning of period	737,109	289,214
Net assets at end of period	$830,982	$392,454
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(67,173)	$11,349
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	350	239
Net accretion of discount on investments	(2,023)	(464)
Paid-in-kind interest	(180)	—
Net realized (gain) loss on investments and non-investment assets and liabilities	344	(257)
Net change in unrealized (appreciation) depreciation on investments	88,670	(2,295)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(2,614)	—
Cost of investments purchased and change in payable for investments purchased	(179,103)	(194,256)
Proceeds from sales and repayments of investments and change in receivable for investments sold	78,296	10,175
Changes in operating assets:
Interest receivable	1,936	(1,090)
Prepaid expenses and other assets	(16,546)	(1,490)
Changes in operating liabilities:
Due to Investment Adviser	(58)	75
Interest and credit facility fees payable	681	726
Management and incentive fees payable	1,066	589
Administrative service fees payable	(33)	49
Other accrued expenses and liabilities	291	236
Net cash provided by (used in) operating activities	(96,096)	(176,414)
Cash flows from financing activities:
Proceeds from issuance of common stock	180,004	99,940
Borrowings on SPV Credit Facility and Subscription Facility	178,000	146,200
Repayments of SPV Credit Facility and Subscription Facility	(216,000)	(59,500)
Dividends paid in cash	(17,275)	(6,545)
Debt issuance costs paid	(25)	(25)
Net cash provided by (used in) financing activities	124,704	180,070
Net increase (decrease) in cash and cash equivalents	28,608	3,656
Cash and cash equivalents, beginning of period	18,937	4,245
Cash and cash equivalents, end of period	$47,545	$7,901
Supplemental disclosures:
Interest paid during the period	$5,690	$2,127
Dividends declared during the period	$18,958	$8,049
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (81.44%)
Airnov, Inc. (Clariant)	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	6.37%	12/20/2019	12/19/2025	$42,708	$42,033	$41,321	4.97%
Alpine SG, LLC	^+	(2) (3)	High Tech Industries	L + 5.75%	7.20%	2/2/2018	11/16/2022	15,301	15,196	14,996	1.80
American Physician Partners, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.50%	7.95%	1/7/2019	12/21/2021	38,753	38,393	37,616	4.53
Analogic Corporation	^+	(2) (3) (6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	25,875	25,489	24,496	2.95
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.75%	10.51%	1/25/2019	1/25/2024	10,418	10,143	9,872	1.19
Apptio, Inc.	^+	(2) (3) (6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	35,541	34,899	33,468	4.03
Aurora Lux FinCo S.Á.R.L. (Accelya) (Luxembourg)	+	(2) (3) (7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	37,500	36,589	35,104	4.22
Avenu Holdings, LLC	+	(2) (3)	Sovereign & Public Finance	L + 5.25%	6.70%	9/28/2018	9/28/2024	38,567	38,061	35,293	4.25
Barnes & Noble, Inc.	+	(2) (3) (10)	Retail	L + 5.50%	9.18%	8/7/2019	8/7/2024	17,414	17,023	15,634	1.88
BMS Holdings III Corp.	^+	(2) (3) (6)	Construction & Building	L + 5.25%	6.70%	9/30/2019	9/30/2026	23,217	22,514	21,839	2.63
Central Security Group, Inc.	+	(2) (3) (9)	Consumer Services	L + 5.63%	6.63%	4/5/2018	10/6/2021	2,845	2,780	1,252	0.15
Chartis Holding, LLC	^+	(2) (3) (6)	Business Services	L + 5.25%	6.63%	5/1/2019	5/1/2025	40,255	39,449	38,846	4.67
Chemical Computing Group ULC (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	14,637	14,475	14,157	1.70
Circustrix Holdings, LLC	^+	(2) (3)	Hotel, Gaming & Leisure	L + 5.50% (100% PIK)	6.50%	2/2/2018	12/6/2021	9,397	9,336	7,800	0.94
Cobblestone Intermediate Holdco LLC	^	(2) (3) (6)	Consumer Services	L + 5.00%	6.77%	1/29/2020	1/29/2026	463	455	452	0.05
Comar Holding Company, LLC	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	36,443	35,728	35,584	4.28
Cority Software Inc. (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.75%	7.64%	7/2/2019	7/2/2026	56,920	55,796	55,722	6.71
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.70%	2/15/2018	5/31/2022	16,263	16,152	9,030	1.09
Digicel Limited (Jamaica)	^	(7)	Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	210	134	0.02
DTI Holdco, Inc.	^	(2) (3)	High Tech Industries	L + 4.75%	6.53%	12/18/2018	9/30/2023	1,969	1,873	1,383	0.17
Ensono, LP	+	(2) (3)	Telecommunications	L + 5.25%	6.24%	4/30/2018	6/27/2025	8,515	8,447	7,308	0.88
Ethos Veterinary Health LLC	+	(2) (3) (6)	Consumer Services	L + 4.75%	5.74%	5/17/2019	5/15/2026	10,850	10,733	10,298	1.24
iCIMS, Inc.	^+	(2) (3) (6)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	23,930	23,525	22,762	2.74
Individual FoodService Holdings, LLC	^	(2) (3) (6)	Wholesale	L + 5.75%	6.75%	2/21/2020	11/22/2025	15,386	14,993	14,731	1.77
Innovative Business Services, LLC	+	(2) (3)	High Tech Industries	L + 5.50%	7.25%	4/5/2018	4/5/2023	18,334	17,976	17,791	2.14
Integrity Marketing Acquisition, LLC	^	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.26%	1/15/2020	8/27/2025	3,548	3,173	2,139	0.26

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
K2 Insurance Services, LLC	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.42%	7/3/2019	7/1/2024	$23,116	$22,603	$22,492	2.71%
Kaseya Inc.	^+	(2) (3) (6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.95%	5/3/2019	5/2/2025	21,561	21,143	20,261	2.44
Lifelong Learner Holdings, LLC	^+	(2) (3) (6)	Business Services	L + 5.75%	6.76%	10/18/2019	10/18/2026	49,887	48,821	46,147	5.55
Liqui-Box Holdings, Inc.	^	(2) (3) (6)	Containers, Packaging & Glass	L + 4.50%	5.69%	6/3/2019	6/3/2024	2,279	2,254	2,147	0.26
Mailgun Technologies, Inc.	^+	(2) (3) (6)	High Tech Industries	L + 6.00%	7.19%	3/26/2019	3/26/2025	20,143	19,763	19,398	2.33
National Carwash Solutions, Inc.	^+	(2) (3) (6)	Automotive	L + 6.00%	7.54%	8/7/2018	4/28/2023	9,792	9,606	9,468	1.14
NES Global Talent Finance US, LLC (United Kingdom)	+	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.28%	5/9/2018	5/11/2023	9,865	9,746	9,253	1.12
Nexus Technologies, LLC	+	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	8.45%	12/11/2018	12/5/2023	6,188	6,140	5,053	0.61
Northland Telecommunications Corporation	^+	(2) (3) (6)	Media: Broadcasting & Subscription	L + 5.75%	6.96%	10/1/2018	10/1/2025	56,538	55,747	54,440	6.55
Paramit Corporation	^	(2) (3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,298	6,268	6,040	0.73
PF Growth Partners, LLC	+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	7/1/2019	7/11/2025	7,349	7,238	6,865	0.83
PPC Flexible Packaging, LLC	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	6.25%	11/23/2018	11/23/2024	16,862	16,661	16,431	1.98
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.70%	4/30/2019	6/1/2024	2,357	2,342	2,298	0.28
Redwood Services Group, LLC	^+	(2) (3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	8,406	8,347	8,217	0.99
Riveron Acquisition Holdings, Inc.	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.45%	5/22/2019	5/22/2025	19,918	19,572	19,379	2.33
RSC Acquisition, Inc.	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.26%	11/1/2019	11/1/2026	56,121	54,987	53,062	6.39
Sapphire Convention, Inc. (Smart City)	^+	(2) (3) (6)	Telecommunications	L + 5.25%	6.92%	11/20/2018	11/20/2025	30,769	30,222	29,612	3.56
Smile Doctors, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.25%	7.69%	10/6/2017	10/6/2022	23,541	23,424	22,644	2.73
Sovos Brands Intermediate, Inc.	+	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.59%	11/16/2018	11/20/2025	19,849	19,681	18,916	2.28
SPay, Inc.	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%	6.84%	6/15/2018	6/17/2024	20,512	20,195	15,558	1.87
Tank Holding Corp.	^	(2) (3) (6)	Capital Equipment	L + 4.00%	5.45%	3/26/2019	3/26/2024	45	45	43	0.01
TCFI Aevex LLC	+	(2) (3) (6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	19,426	18,960	18,957	2.28
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.02%	7/23/2019	6/30/2024	£20,074	24,420	23,465	2.82
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.02%	7/23/2019	6/30/2024	£3,922	4,798	4,617	0.56
Trump Card, LLC	^+	(2) (3)	Transportation: Cargo	L + 5.50%	6.92%	6/26/2018	4/21/2022	8,287	8,239	8,064	0.97

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^+	(2) (3) (6)	Automotive	L + 6.00%	7.48%	12/2/2019	12/2/2025	$29,978	$29,146	$29,105	3.50%
Unifrutti Financing PLC (Cyprus)	+	(2) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,261	19,163	18,333	2.21
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	6.82%	11/30/2018	11/30/2024	22,954	22,579	22,166	2.67
VRC Companies, LLC	^+	(2) (3) (6)	Business Services	L + 6.50%	7.99%	1/29/2019	3/31/2023	53,469	52,835	52,220	6.28
Westfall Technik, Inc.	^+	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 5.75%	7.20%	9/13/2018	9/13/2024	28,341	27,743	25,520	3.07
WP CPP Holdings, LLC (CPP)	+	(2) (3)	Aerospace & Defense	L + 3.75%	5.53%	7/18/2019	4/30/2025	14,952	14,826	11,214	1.35
Zemax Software Holdings, LLC	^+	(2) (3) (6)	Software	L + 5.75%	7.20%	6/25/2018	6/25/2024	10,762	10,591	10,492	1.26
Zenith Merger Sub, Inc.	^+	(2) (3) (6)	Business Services	L + 5.25%	6.70%	12/13/2017	12/13/2023	17,512	17,325	16,947	2.04
First Lien Debt Total									$1,190,871	$1,137,852	136.96%
Second Lien Debt (17.09% of fair value)
Access CIG, LLC	^	(2) (3)	Business Services	L + 7.75%	9.53%	2/14/2018	2/27/2026	$2,700	$2,681	$2,196	0.26%
AI Convoy S.A.R.L (Cobham) (United Kingdom)	^	(2) (3) (7)	Aerospace & Defense	L + 8.25%	10.09%	1/17/2020	1/17/2028	30,327	29,659	27,470	3.31
Aimbridge Acquisition Co., Inc.	+	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.08%	2/1/2019	2/1/2027	21,047	20,542	18,008	2.17
Brave Parent Holdings, Inc.	+	(2) (3)	Software	L + 7.50%	9.28%	10/3/2018	4/19/2026	19,062	18,683	17,323	2.08
Drilling Info Holdings, Inc.	^	(2) (3)	Energy: Oil & Gas	L + 8.25%	9.24%	2/11/2020	7/30/2026	18,600	18,098	17,307	2.08
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	8.50%	12/3/2019	12/19/2025	2,500	2,476	2,344	0.28
Jazz Acquisition, Inc.	+	(2) (3)	Aerospace & Defense	L + 8.00%	8.99%	6/13/2019	6/18/2027	23,450	23,125	18,760	2.26
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.33%	11/8/2019	11/8/2024	21,428	20,929	19,367	2.33
Outcomes Group Holdings, Inc.	^	(2) (3)	Business Services	L + 7.50%	9.11%	10/23/2018	10/26/2026	4,500	4,490	4,184	0.50
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.00%	6/7/2018	12/11/2023	800	797	777	0.09
Quartz Holding Company (QuickBase, Inc.)	+	(2) (3)	Software	L + 8.00%	8.86%	4/2/2019	4/2/2027	11,900	11,684	10,900	1.31
Stonegate Pub Company Limited (United Kingdom)	^	(2) (7)	Beverage, Food & Tobacco	L + 8.50%	9.23%	3/12/2020	3/12/2028	20,000	24,692	22,467	2.70
Tank Holding Corp.	^+	(2) (3)	Capital Equipment	L + 8.25%	9.17%	3/26/2019	3/26/2027	37,380	36,754	34,420	4.14
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,191	7,913	0.95
World 50, Inc.	^	(2) (11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,807	9,335	1.12
WP CPP Holdings, LLC (CPP)	+	(2) (3)	Aerospace & Defense	L + 7.75%	9.53%	7/18/2019	4/30/2026	39,500	39,136	25,940	3.12
Second Lien Debt Total									$271,744	$238,711	28.70%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Type	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.47% of fair value)
ANLG Holdings, LLC	^	(8)	Healthcare & Pharmaceuticals	Common stock	6/22/2018	880	$880	$757	0.09%
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	Common stock	9/28/2018	172	172	74	0.01
Chartis Holding, LLC	^	(8)	Business Services	Common stock	5/1/2019	433	433	599	0.07
Cority Software Inc. (Canada)	^	(8)	Software	Common stock	7/2/2019	250	250	306	0.04
GRO Sub Holdco, LLC (Grand Rapids)	^	(8)	Healthcare & Pharmaceuticals	Common stock	3/29/2018	500	500	108	0.01
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	Common stock	7/3/2019	433	433	465	0.06
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	Common stock	3/26/2019	424	424	447	0.05
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	Common stock	6/18/2018	2,315	2,315	2,359	0.28
Paramit Corporation	^	(8)	Capital Equipment	Common stock	6/17/2019	150	500	202	0.02
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	Common stock	2/1/2019	965	965	1,112	0.13
SiteLock Group Holdings, LLC	^	(8)	High Tech Industries	Common stock	4/5/2018	446	446	506	0.06
Tank Holding Corp.	^	(8)	Capital Equipment	Common stock	3/26/2019	850	850	944	0.11
Titan DI Preferred Holdings, Inc. (Drilling Info)	^	(8)	Energy: Oil & Gas	Common stock	2/11/2020	10,000	9,700	9,100	1.10
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(8)	Automotive	Common stock	12/2/2019	1,925	1,925	1,925	0.23
USLS Acquisition, Inc.	^	(8)	Business Services	Common stock	11/30/2018	641	641	588	0.07
W50 Parent LLC	^	(8)	Business Services	Common stock	1/10/2020	500	500	500	0.06
Zenith American Holding, Inc.	^	(8)	Business Services	Common stock	12/13/2017	440	220	328	0.04
Zillow Topco LP	^	(8)	Software	Common stock	6/25/2018	313	312	245	0.03
Equity Investments Total							$21,466	$20,565	2.46%
Total investments—non-controlled/non-affiliated							$1,484,081	$1,397,128	168.12%
Total investments							$1,484,081	$1,397,128	168.12%
^ Denotes that all or a portion of the assets are owned by TCG BDC II, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “BDC II” or the “Company”). Accordingly, such assets are not available to creditors of TCG BDC II SPV LLC (the “SPV”).
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2020, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2020. As of March 31, 2020, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.99%, the 90-day LIBOR at 1.45% and the 180-day LIBOR rate at 1.18%.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

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

(6)	As of March 31, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Airnov, Inc. (Clariant)	Revolver	0.50%	$4,167	$(123)
American Physician Partners, LLC	Revolver	0.50	550	(17)
Analogic Corporation	Revolver	0.50	2,352	(115)
Apptio, Inc.	Revolver	0.50	2,367	(129)
BMS Holdings III Corp.	Delayed Draw	2.63	6,667	(307)
Chartis Holding, LLC	Delayed Draw	0.50	6,402	(193)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(28)
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00	271	(4)
Comar Holding Company, LLC	Revolver	0.50	2,201	(42)
Comar Holding Company, LLC	Delayed Draw	1.00	6,330	(121)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(60)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(110)
iCIMS, Inc.	Revolver	0.50	1,252	(58)
Individual FoodService Holdings, LLC	Revolver	0.50	1,600	(52)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	2,980	(98)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	21,443	(1,209)
K2 Insurance Services, LLC	Revolver	0.50	1,145	(24)
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	(113)
Kaseya Inc.	Delayed Draw	0.75	2,800	(149)
Kaseya Inc.	Revolver	0.50	15	(1)
Lifelong Learner Holdings, LLC	Delayed Draw	—	5,756	(381)
Lifelong Learner Holdings, LLC	Revolver	0.50	845	(56)
Liqui-Box Holdings, Inc.	Revolver	0.50	351	(18)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(47)
National Carwash Solutions, Inc.	Revolver	0.50	5	—
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,352	(83)
Northland Telecommunications Corporation	Revolver	0.50	2,709	(96)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(49)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
PPC Flexible Packaging, LLC	Revolver	0.50%	$489	$(12)
RSC Acquisition, Inc.	Revolver	0.50	1,824	(94)
RSC Acquisition, Inc.	Delayed Draw	1.00	1,695	(87)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	2,264	(79)
Smile Doctors, LLC	Delayed Draw	1.00	813	(30)
Smile Doctors, LLC	Revolver	0.50	1	—
SPay, Inc.	Revolver	0.50	682	(159)
Tank Holding Corp.	Revolver	0.50	2	—
TCFI Aevex LLC	Delayed Draw	1.00	4,019	(80)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Delayed Draw	1.00	4,904	(123)
USLS Acquisition, Inc.	Revolver	0.50	76	(3)
VRC Companies, LLC	Delayed Draw	0.75	4,132	(90)
Westfall Technik, Inc.	Delayed Draw	1.00	12,190	(848)
Zemax Software Holdings, LLC	Revolver	0.50	642	(15)
Zenith Merger Sub, Inc.	Revolver	0.50	609	(16)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	3,714	(96)
Total unfunded commitments			$127,724	$(5,415)

(7)
The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(8)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2020, the aggregate fair value of these securities is $20,565, or 2.46% of the Company's net assets.

(9)	Loan was on non-accrual status as of March 31, 2020.

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

(11)	Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio investment.
As of March 31, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,173,848	$1,122,218	80.32%
First Lien/Last Out Unitranche	17,023	15,634	1.12
Second Lien Debt	271,744	238,711	17.09
Equity Investments	21,466	20,565	1.47
Total	$1,484,081	$1,397,128	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

The rate type of debt investments at fair value as of March 31, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,433,435	$1,348,761	97.98%
Fixed Rate	29,180	27,802	2.02
Total	$1,462,615	$1,376,563	100.00%

The industry composition of investments at fair value as of March 31, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$125,706	$102,341	7.33%
Automotive	40,677	40,498	2.90
Banking, Finance, Insurance & Real Estate	134,804	130,261	9.32
Beverage, Food & Tobacco	71,727	67,629	4.84
Business Services	199,781	194,056	13.89
Capital Equipment	69,906	66,145	4.73
Chemicals, Plastics & Rubber	27,743	25,520	1.83
Construction & Building	22,514	21,839	1.56
Consumer Services	13,968	12,002	0.86
Containers, Packaging & Glass	99,956	98,954	7.08
Durable Consumer Goods	10,143	9,872	0.71
Energy: Oil & Gas	37,544	35,660	2.55
Healthcare & Pharmaceuticals	80,146	70,932	5.08
High Tech Industries	91,308	88,052	6.30
Hotel, Gaming & Leisure	57,311	48,231	3.45
Media: Broadcasting & Subscription	55,747	54,440	3.90
Retail	37,952	35,001	2.51
Software	206,804	200,479	14.35
Sovereign & Public Finance	38,233	35,367	2.53
Telecommunications	38,879	37,054	2.65
Transportation: Cargo	8,239	8,064	0.58
Wholesale	14,993	14,731	1.05
Total	$1,484,081	$1,397,128	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2020
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of March 31, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$70,521	$70,185	5.02%
Cyprus	19,163	18,333	1.31
Jamaica	210	134	0.01
Luxembourg	36,589	35,104	2.51
United Kingdom	93,315	87,272	6.25
United States	1,264,283	1,186,100	84.90
Total	$1,484,081	$1,397,128	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (84.66%)
Aero Operating, LLC (Dejana Industries, Inc.)	^+	(2) (3) (6)	Business Services	L + 7.25%	9.03%	1/5/2018	12/29/2022	$6,737	$6,687	$6,604	0.90%
Airnov, Inc.	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	6.15%	12/20/2019	12/19/2025	42,708	42,009	42,006	5.70
Alpine SG, LLC	^+	(2) (3)	High Tech Industries	L + 6.50%	8.42%	2/2/2018	11/16/2022	15,301	15,187	15,244	2.07
American Physician Partners, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.50%	8.44%	1/7/2019	12/21/2021	38,235	37,820	38,110	5.17
Analogic Corporation	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.79%	6/22/2018	6/22/2024	34,784	34,190	34,027	4.62
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 8.75%	10.65%	1/25/2019	1/25/2024	10,707	10,410	10,359	1.41
Apptio, Inc.	^+	(2) (3) (6)	Software	L + 7.25%	8.96%	1/10/2019	1/10/2025	35,541	34,872	35,237	4.78
Aurora Lux FinCo S.Á.R.L. (Accelya) (Luxembourg)	+	(2) (3) (7)	Software	L + 6.00%	5.46%	12/24/2019	12/24/2026	37,500	36,563	36,563	4.96
Avenu Holdings, LLC	+	(2) (3)	Sovereign & Public Finance	L + 5.25%	7.19%	9/28/2018	9/28/2024	38,665	38,126	37,227	5.05
Barnes & Noble, Inc.	^+	(2) (3) (10)	Retail	L + 5.50%	9.06%	8/7/2019	8/7/2024	17,637	17,223	17,196	2.33
BMS Holdings III Corp.	^+	(2) (3) (6)	Construction & Building	L + 5.25%	7.19%	9/30/2019	9/30/2026	23,275	22,549	23,182	3.14
Central Security Group, Inc.	+	(2) (3)	Consumer Services	L + 5.63%	7.42%	4/5/2018	10/6/2021	3,491	3,481	3,002	0.41
Chartis Holding, LLC	^+	(2) (3) (6)	Business Services	L + 5.25%	7.28%	5/1/2019	5/1/2025	37,949	37,107	37,565	5.10
Chemical Computing Group ULC (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.25%	7.04%	8/30/2018	8/30/2023	14,674	14,500	14,539	1.97
Circustrix Holdings, LLC	^+	(2) (3)	Hotel, Gaming & Leisure	L + 5.50%	7.29%	2/2/2018	12/6/2021	9,397	9,331	9,247	1.25
Comar Holding Company, LLC	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	7.04%	6/18/2018	6/18/2024	27,783	27,253	27,101	3.68
Cority Software Inc. (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.50%	7.59%	7/2/2019	7/2/2026	43,800	42,877	42,864	5.82
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	8.19%	2/15/2018	5/31/2022	16,262	16,136	11,469	1.56
Digicel Limited (Jamaica)	^+	(7)	Telecommunications	6.00%	6.00%	7/23/2019	4/15/2021	250	202	195	0.03
DTI Holdco, Inc.	^	(2) (3)	High Tech Industries	L + 4.75%	6.67%	12/18/2018	9/30/2023	1,974	1,872	1,841	0.25
Ensono, LP	+	(2) (3)	Telecommunications	L + 5.25%	7.04%	4/30/2018	6/27/2025	8,537	8,466	8,537	1.16
Ethos Veterinary Health LLC	^	(2) (3) (6)	Consumer Services	L + 4.75%	6.79%	5/17/2019	5/15/2026	10,869	10,747	10,807	1.47
GRO Sub Holdco, LLC (Grand Rapids)	^	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.94%	2/28/2018	2/22/2023	6,465	6,384	6,085	0.83
iCIMS, Inc.	^+	(2) (3) (6)	Software	L + 6.50%	8.29%	9/12/2018	9/12/2024	23,930	23,507	23,928	3.25

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Innovative Business Services, LLC	^+	(2) (3) (6)	High Tech Industries	L + 5.50%	7.52%	4/5/2018	4/5/2023	$16,143	$15,768	$15,880	2.15%
K2 Insurance Services, LLC	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.21%	7/3/2019	7/1/2024	22,027	21,485	22,062	2.99
Kaseya Inc.	^	(2) (3) (6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.71%	5/3/2019	5/2/2025	19,545	19,149	19,590	2.66
Lifelong Learner Holdings, LLC	^+	(2) (3) (6)	Business Services	L + 5.75%	7.49%	10/18/2019	10/18/2026	47,046	45,944	46,479	6.31
Liqui-Box Holdings, Inc.	^	(2) (3) (6)	Containers, Packaging & Glass	L + 4.50%	6.41%	6/3/2019	6/3/2024	—	(26)	(37)	(0.01)
Mailgun Technologies, Inc.	^	(2) (3) (6)	High Tech Industries	L + 5.00%	6.95%	3/26/2019	3/26/2025	20,194	19,798	19,870	2.70
National Carwash Solutions, Inc.	^+	(2) (3) (6)	Automotive	L + 6.00%	7.69%	8/7/2018	4/28/2023	9,511	9,301	9,411	1.28
NES Global Talent Finance US, LLC (United Kingdom)	+	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.42%	5/9/2018	5/11/2023	9,890	9,763	9,763	1.32
Nexus Technologies, LLC	+	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	7.44%	12/11/2018	12/5/2023	6,172	6,121	5,621	0.76
Northland Telecommunications Corporation	^+	(2) (3) (6)	Media: Broadcast & Subscription	L + 5.75%	7.54%	10/1/2018	10/1/2025	55,749	54,938	55,660	7.55
Paramit Corporation	^	(2) (3)	Capital Equipment	L + 4.50%	6.22%	5/3/2019	5/3/2025	6,298	6,244	6,268	0.85
PF Growth Partners, LLC	^	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.00%	6.79%	7/1/2019	7/11/2025	7,161	7,045	7,135	0.97
PPC Flexible Packaging, LLC	+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.50%	7.21%	11/23/2018	11/23/2024	15,433	15,218	15,291	2.07
Pretium Packaging, LLC	+	(2) (3)	Containers, Packaging & Glass	L + 5.00%	6.90%	8/15/2019	11/14/2023	19,224	19,050	19,224	2.61
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.44%	4/30/2019	6/1/2024	2,363	2,347	2,353	0.32
Redwood Services Group, LLC	^+	(2) (3)	High Tech Industries	L + 6.00%	8.12%	11/13/2018	6/6/2023	8,427	8,363	8,342	1.13
Riveron Acquisition Holdings, Inc.	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.19%	5/22/2019	5/22/2025	19,969	19,608	19,587	2.66
RSC Acquisition, Inc.	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.38%	11/1/2019	11/1/2026	55,950	54,778	55,514	7.53
Sapphire Convention, Inc. (Smart City)	^+	(2) (3) (6)	Telecommunications	L + 5.25%	7.26%	11/20/2018	11/20/2025	28,577	28,006	28,329	3.84
Smile Doctors, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.94%	10/6/2017	10/6/2022	22,227	22,100	21,996	2.98
Sovos Brands Intermediate, Inc.	+	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.79%	11/16/2018	11/20/2025	19,899	19,725	19,750	2.68
SPay, Inc.	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%	7.54%	6/15/2018	6/17/2024	20,512	20,179	18,694	2.54
Tank Holding Corp.	^	(2) (3) (6)	Capital Equipment	L + 4.00%	5.76%	3/26/2019	3/26/2024	—	—	—	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (6) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	7.54%	7/23/2019	6/30/2024	£19,612	24,887	26,566	3.60
Transform SR Holdings, LLC	+	(2) (3)	Retail	L + 7.25%	9.18%	2/11/2019	2/12/2024	19,050	18,887	18,860	2.56
Trump Card, LLC	^+	(2) (3) (6)	Transportation: Cargo	L + 5.50%	7.44%	6/26/2018	4/21/2022	7,918	7,865	7,869	1.07

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^+	(2) (3) (6)	Automotive	L + 6.00%	7.69%	12/2/2019	12/2/2025	$27,897	$27,033	$27,439	3.72%
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	7.69%	11/30/2018	11/30/2024	22,139	21,746	21,674	2.94
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,170	19,036	19,397	2.63
VRC Companies, LLC	+	(2) (3) (6)	Business Services	L + 6.50%	8.29%	1/29/2019	3/31/2023	44,731	44,231	44,681	6.06
Westfall Technik, Inc.	^+	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 5.75%	7.66%	9/13/2018	9/13/2024	27,973	27,346	26,962	3.66
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.55%	7/18/2019	4/30/2025	20,000	19,818	19,826	2.69
Zemax Software Holdings, LLC	^+	(2) (3) (6)	Software	L + 5.75%	7.69%	6/25/2018	6/25/2024	10,146	9,966	10,087	1.37
Zenith Merger Sub, Inc.	^+	(2) (3) (6)	Business Services	L + 5.25%	7.19%	12/13/2017	12/13/2023	16,948	16,751	16,828	2.28
First Lien Debt Total									$1,159,969	$1,159,906	157.36%
Second Lien Debt (14.43%)
Access CIG, LLC	^	(2) (3)	Business Services	L + 7.75%	9.44%	2/14/2018	2/27/2026	$2,700	$2,680	$2,681	0.36%
Aimbridge Acquisition Co., Inc.	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.19%	2/1/2019	2/1/2027	21,047	20,528	20,862	2.83
Brave Parent Holdings, Inc.	+	(2) (3)	Software	L + 7.50%	9.42%	10/3/2018	4/19/2026	19,062	18,672	18,261	2.48
Outcomes Group Holdings, Inc.	^	(2) (3)	Business Services	L + 7.50%	9.40%	10/23/2018	10/26/2026	4,500	4,490	4,487	0.61
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	9.29%	12/3/2019	12/19/2025	2,500	2,475	2,493	0.34
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	9.94%	6/13/2019	6/18/2027	23,450	23,117	23,225	3.15
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.50%	11/8/2019	11/8/2024	21,428	20,907	20,892	2.83
Pathway Vet Alliance, LLC	^	(2) (3) (6)	Consumer Services	L + 8.50%	10.44%	11/14/2019	12/23/2025	8,050	7,814	8,074	1.10
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.79%	6/7/2018	12/11/2023	800	797	796	0.11
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	9.71%	4/2/2019	4/2/2027	11,900	11,679	11,662	1.58
Tank Holding Corp.	+	(2) (3)	Capital Equipment	L + 8.25%	11.03%	3/26/2019	3/26/2027	37,380	36,725	37,223	5.05
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.79%	8/9/2018	8/9/2026	8,333	8,187	8,243	1.12
WP CPP Holdings, LLC (CPP)	+	(2) (3)	Aerospace & Defense	L + 7.75%	9.68%	7/18/2019	4/30/2026	39,500	39,125	38,833	5.27
Second Lien Debt Total									$197,196	$197,732	26.83%

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

^ Denotes that all or a portion of the assets are owned by the Company. Accordingly, such assets are not available to creditors of the SPV.
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into the SPV Credit Facility. The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.

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
As of March 31, 2020
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
TCG BDC II, Inc. (together with its consolidated subsidiaries, “BDC II” or the “Company”) is a Maryland corporation formed on February 10, 2017 with the name Carlyle Private Credit, Inc., which was changed to TCG BDC II, Inc. on March 3, 2017. The Company is structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. (formerly, The Carlyle Group L.P.). The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company complements this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans, and "unitranche" loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
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
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act. Carlyle Global Credit Administration L.L.C. (“CGCA” or the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
TCG BDC II SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 28, 2019. The SPV invests in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 28, 2019.
TCG BDC II SPV 2 LLC (“SPV2”, collectively with the SPV, the “SPVs”) is a Delaware limited liability company that was formed on March 10, 2020. SPV2 is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, March 10, 2020.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies ("ASC 946"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPVs. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the fair value of the loans in the portfolio with PIK provisions was $88,559 and $82,643, respectively, which represented approximately 6.3% and 6.0%, respectively, of total investments at fair value. For the three month period ended March 31, 2020, the Company earned $386 in PIK income, included in interest income in the accompanying Consolidated Statements of Operations. For the three month period ended March 31, 2019, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2020 and 2019, the Company earned $1,972 and $1,161, respectively, in other income, primarily from underwriting and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020 and December 31, 2019, the fair value of loans on non-accrual status was $10,282 and $11,469, which represented approximately 0.7% and 0.8% of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2020 and December 31, 2019 and for the periods then ended.
Credit Facilities – Related Costs, Expenses and Deferred Financing Costs
Interest expense and unused commitment fees on the Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
The Facilities are recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Facilities. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of both March 31, 2020 and December 31, 2019, $1,500 of initial organization and offering costs had been incurred by the Company and $629 of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. The SPVs are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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

Functional Translations
The functional currency of the Company is the U.S. Dollar. Investments are generally made in the local currency of the country in which the investments are domiciled and are translated into U.S. Dollars with foreign currency translation gains or losses recorded within net change in unrealized appreciation (depreciation) on investments in the accompanying Consolidated Statements of Operations. Foreign currency translation gains and losses on non-investment assets and liabilities are separately reflected in the accompanying Consolidated Statements of Operations.
Recent Accounting Standards Updates
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new requirement within Form 10-Q filings starting with the quarter that began January 1, 2020, which did not have a material impact on the Company's consolidated financial statements.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2020 and December 31, 2019.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2020 and 2019, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,137,852	$1,137,852
Second Lien Debt	—	—	238,711	238,711
Equity Investments	—	—	20,565	20,565
Total	$—	$—	$1,397,128	$1,397,128

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,159,906	$1,159,906
Second Lien Debt	—	—	197,732	197,732
Equity Investments	—	—	12,510	12,510
Total	$—	$—	$1,370,148	$1,370,148

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,159,906	$197,732	$12,510	$1,370,148
Purchases	104,222	89,408	10,200	203,830
Sales	(5,395)	—	—	(5,395)
Paydowns	(69,396)	(15,232)	—	(84,628)
Accretion of discount	1,651	372	—	2,023
Net realized gains (losses)	(180)	—	—	(180)
Net change in unrealized appreciation (depreciation)	(52,956)	(33,569)	(2,145)	(88,670)
Balance, end of period	$1,137,852	$238,711	$20,565	$1,397,128
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(53,191)	$(33,309)	$(2,145)	$(88,645)

	Financial Assets For the three month period ended March 31, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$438,742	$66,207	$5,478	$510,427
Purchases	143,954	46,193	2,239	192,386
Sales	(1,042)	—	(486)	(1,528)
Paydowns	(7,404)	—	—	(7,404)
Accretion of discount	432	32	—	464
Net realized gains (losses)	(12)	—	269	257
Net change in unrealized appreciation (depreciation)	1,536	555	204	2,295
Balance, end of period	$576,206	$112,987	$7,704	$696,897
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$1,519	$555	$338	$2,412

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2020 and December 31, 2019:

	Fair Value as of March 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,033,962	Discounted Cash Flow	Discount Rate	6.24%	15.24%	9.35%
	94,860	Consensus Pricing	Indicative Quotes	44.00%	98.00%	91.32%
	9,030	Income Approach	Discount Rate	16.28%	16.28%	16.28%
		Market Approach	Comparable Multiple	8.55x	8.55x	8.55x
Total First Lien Debt	1,137,852
Investments in Second Lien Debt	172,449	Discounted Cash Flow	Discount Rate	10.34%	13.87%	11.95%
	66,262	Consensus Pricing	Indicative Quotes	65.67%	90.38%	77.47%
Total Second Lien Debt	238,711
Investments in Equity	20,565	Income Approach	Discount Rate	7.93%	12.63%	9.33%
		Market Approach	Comparable Multiple	6.05x	16.40x	10.40x
Total Equity Investments	20,565
Total Level 3 Investments	$1,397,128

	Fair Value as of December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$850,376	Discounted Cash Flow	Discount Rate	4.04%	16.36%	7.52%
	309,530	Consensus Pricing	Indicative Quotes	77.94%	100.00%	98.13%
Total First Lien Debt	1,159,906
Investments in Second Lien Debt	138,007	Discounted Cash Flow	Discount Rate	7.40%	9.76%	8.64%
	59,725	Consensus Pricing	Indicative Quotes	97.50%	98.31%	98.03%
Total Second Lien Debt	197,732
Investments in Equity	12,510	Income Approach	Discount Rate	7.76%	12.09%	7.94%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.22x
Total Equity Investments	12,510
Total Level 3 Investments	$1,370,148
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

Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$607,926	$607,926	$648,200	$648,200
Total	$607,926	$607,926	$648,200	$648,200
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

Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2020 and 2019:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Base management fees	$2,573	$1,057
Incentive fees on pre-incentive fee net investment income	3,394	1,552
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	3,394	1,552
Total base management fees and incentive fees	$5,967	$2,609
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
As of March 31, 2020 and December 31, 2019, $5,970 and $4,904, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month periods ended March 31, 2020 and 2019, the Company incurred $42 and $132, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the accompanying Consolidated

Statements of Operations. As of March 31, 2020 and December 31, 2019, $0 and $33, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month periods ended March 31, 2020 and 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $174 and $154, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, $1,207 and $1,033, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month periods ended March 31, 2020 and 2019, TCG earned $472 and $413, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid $472 and $413, respectively, in placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three month periods ended March 31, 2020 and 2019, the Company incurred $51 and $48, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. As of March 31, 2020 and December 31, 2019, there were no unpaid directors’ fees and expenses.
5. BORROWINGS
The Company and the SPV are party to the Facilities. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2020 and December 31, 2019, asset coverage was 236.69% and 213.72%, respectively, and the Company and the SPV were in compliance with all covenants and other requirements under the Facilities as of March 31, 2020 and December 31, 2019. Below is a summary of the borrowings and repayments under the Facilities for the periods ended March 31, 2020 and March 31, 2019.

	For the three month periods ended
	March 31, 2020	March 31, 2019
Outstanding borrowing, beginning of period	$648,200	$217,700
Borrowings	178,000	146,200
Repayments	(216,000)	(59,500)
Foreign currency translation	(2,274)	—
Outstanding borrowing, end of period	$607,926	$304,400

Subscription Facility
The Company closed on October 3, 2017 on the Subscription Facility, which was subsequently amended on March 14, 2018 and November 16, 2018. The maximum principal amount of the Subscription Facility was $235,000 as of March 31, 2020 (reduced from $265,000 as of December 31, 2019), and is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2020, with two one-year extension options, subject to the Company's and lender's consent. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.75% per year. The Company also pays a fee of 0.25% on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019. The SPV Credit Facility provides for secured borrowings of $600,000 (increased from $300,000 at the closing of the facility on April 1, 2019), subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2024, with one one-year extension option, subject to the Company's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a 0.45% step-up based on collateral coverage and asset mix. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
Summary of Facilities
The Facilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$235,000	$109,926	$125,074	$67,186
SPV Credit Facility	600,000	498,000	102,000	102,000
Total	$835,000	$607,926	$227,074	$169,186

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month periods ended March 31, 2020 and 2019, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Interest expense	$6,385	$2,882
Facility unused commitment fee	199	56
Amortization of deferred financing costs	350	239
Total interest expense and credit facility fees	$6,934	$3,177
Cash paid for interest expense	$5,690	$2,127

Average principal debt outstanding	$684,893	$284,768
Weighted average interest rate	3.69%	4.05%
As of March 31, 2020 and December 31, 2019, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2020	December 31, 2019
Interest expense payable	$4,750	$3,988
Unused commitment fees payable	156	237
Total interest expense and credit facility fees payable	$4,906	$4,225
Weighted average interest rate (1)	3.92%	3.91%
(1) Based on floating LIBOR rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2020 and December 31, 2019:

	Secured Borrowings
Payment Due by Period	March 31, 2020	December 31, 2019
Less than 1 Year	$109,926	$231,700
1-3 Years	—	—
3-5 Years	498,000	416,500
More than 5 Years	—	—
Total	$607,926	$648,200
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2020 and December 31, 2019 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2020	December 31, 2019
Unfunded delayed draw commitments	$96,331	$79,156
Unfunded revolving term loan commitments	31,393	54,249
Total unfunded commitments	$127,724	$133,405

7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the three month period ended March 31, 2020, the Company issued 9,127,504 shares for $180,004. The following table summarizes capital activity during the three month period ended March 31, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	9,127,504	91	179,913	—	—	—	180,004
Net investment income (loss)	—	—	—	19,227	—	—	19,227
Net realized gain (loss)	—	—	—	—	(344)	—	(344)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(88,670)	(88,670)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities						2,614	2,614
Dividends declared	—	—	—	(18,958)	—	—	(18,958)
Balance, end of period	44,896,727	$449	$916,241	$960	$(195)	$(86,473)	$830,982

During the three month period ended March 31, 2019, the Company issued 4,835,526 shares for $99,940. The following table summarizes capital activity during the three month period ended March 31, 2019:

	Common Stock		Capital in Excess of Par Value	Subscribed But Unissued Shares	Subscription Receivable	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	14,229,500	$142	$291,820	$24,953	$(24,953)	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	4,835,526	49	99,891	—	—	—	—	—	99,940
Subscribed but unissued shares	—	—	—	(24,953)	—	—	—	—	(24,953)
Subscription receivable	—	—	—	—	24,953	—	—	—	24,953
Net investment income (loss)	—	—	—	—	—	8,797	—	—	8,797
Net realized gain (loss)	—	—	—	—	—	—	257	—	257
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	2,295	2,295
Dividends declared	—	—	—	—	—	(8,049)	—	—	(8,049)
Balance, end of period	19,065,026	$191	$391,711	$—	$—	$607	$233	$(288)	$392,454

The following table summarizes total shares issued and proceeds received related to capital activity during the three month period ended March 31, 2020:

	Shares Issued	Proceeds Received
March 18, 2020	1,959,038	$40,004
March 31, 2020	7,168,466	140,000
Total	9,127,504	$180,004

The following table summarizes total shares issued and proceeds received related to capital activity during the three month period ended March 31, 2019:

	Shares Issued	Proceeds Received
January 10, 2019	1,218,407	$24,953
February 28, 2019	1,677,049	35,000
March 26, 2019	1,940,070	39,990
Total	4,835,526	$99,943
Subscription transactions during the three month periods ended March 31, 2020 and 2019 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the three month periods ended March 31, 2020 and 2019, such subscription transactions increased net asset value by $0.01 per share and $0.03 per share, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(67,173)	$11,349
Weighted-average common shares outstanding	36,149,388	16,051,688
Basic and diluted earnings per common share	$(1.86)	$0.71
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2020 and 2019:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Per Share Data:
Net asset value per share, beginning of period	$20.61	$20.32
Net investment income (loss) (1)	0.53	0.55
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(2.11)	0.16
Net increase (decrease) in net assets resulting from operations	(1.58)	0.71
Dividends declared (2)	(0.53)	(0.47)
Effect of offering price of subscriptions (3)	0.01	0.03
Net asset value per share, end of period	$18.51	$20.59

Number of shares outstanding, end of period	44,896,727	19,065,026
Total return based on net asset value (4)	(7.62)%	3.64%
Net assets, end of period	$830,982	$392,454
Ratio to average net assets (5):
Expenses before incentive fees	1.34%	0.33%
Expenses after incentive fees	1.78%	0.44%
Net investment income (loss)	2.51%	0.62%
Interest expense and credit facility fees	0.91%	0.22%
Ratios/Supplemental Data:
Asset coverage, end of period	236.69%	228.93%
Portfolio turnover	5.59%	1.68%
Total committed capital, end of period	$1,227,687	$1,227,753
Ratio of total contributed capital to total committed capital, end of period	74.76%	31.99%
Weighted-average shares outstanding	36,149,388	16,051,688

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.

(2)
Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the quarter-end date (refer to Note 7, Net Assets to these consolidated financial statements).

(3)	Increase (decrease) is due to the offering price of subscriptions during the period (refer to Note 7, Net Assets, to these consolidated financial statements).

(4)
Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the three month periods ended March 31, 2020 and 2019 is inclusive of $0.01 and $0.03, respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been (7.67)% and 3.49%, respectively, (refer to Note 7, Net Assets, to these consolidated financial statements).

(5)	These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2020 and December 31, 2019, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2020 and March 31, 2019.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company elected a tax year-end of June 30.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2019 to March 31, 2020 and for the period from July 1, 2018 to March 31, 2019 was as follows:

	For the period from July 1, 2019 to March 31, 2020	For the period from July 1, 2018 to March 31, 2019
Ordinary income	$49,575	$18,855
Tax return of capital	—	—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to March 31, 2020, the Company borrowed $44,726 under the Subscription Facility and SPV Credit Facility to fund investment acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC II, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “BDC II” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:

•
our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the return or impact of current and future investments;

•	the general economy and its impact on the industries in which we invest, and the impact of the current COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the current COVID-19 pandemic thereon;

•	the impact of fluctuations in interest rates on our business;

•	our future operating results and the impact of the current COVID-19 pandemic thereon;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the current COVID-19 pandemic thereon;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the current COVID-19 pandemic thereon;

•	our contractual arrangements and relationships with third parties;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives, and the impact of the current COVID-19 pandemic thereon;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies, and the impact of the COVID-19 pandemic thereon;

•	the ability to consummate transactions;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments, and the impact of the current COVID-19 pandemic thereon;

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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of and elsewhere in this Form 10-Q.
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We complement this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. We seek to achieve our investment objective through direct originations of secured debt, including first lien senior secured loans, “unitranche” loans and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities).
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated (that is, BBB- or Baa3, which is often referred to as "junk"). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower's capacity to pay interest and repay principal.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2020 and December 31, 2019.

	As of
	March 31, 2020	December 31, 2019
Number of investments	89	87
Number of portfolio companies	72	68
Number of industries	22	21
Number of sponsors	41	45
Percentage of total investment fair value:
First Lien Debt (excluding First Lien/Last Out)	80.3%	82.0%
First Lien/Last Out Unitranche	1.1%	2.6%
Second Lien Debt	17.1%	14.4%
Total secured debt	98.5%	99.0%
Equity investments	1.5%	0.9%
Percentage of debt investment fair value:
Floating rate (1)	98.0%	98.6%
Fixed interest rate	2.0%	1.4%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2020	March 31, 2019
Investments:
Total investments, beginning of period	$1,368,431	$513,010
New investments purchased	203,830	192,386
Net accretion of discount on investments	2,023	464
Net realized gain (loss) on investments	(180)	257
Investments sold or repaid	(90,023)	(8,932)
Total Investments, end of period	$1,484,081	$697,185
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$105,437	$127,385
First Lien/Last Out Unitranche	—	19,050
Second Lien Debt	86,109	47,104
Equity Investments	10,500	2,239
Total	$202,046	$195,778
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(55,698)	$(8,454)
First Lien/Last Out Unitranche	(19,273)	—
Second Lien Debt	(15,232)	—
Total	$(90,203)	$(8,454)
Number of new funded investments	10	12
Average amount of new funded investments	$12,825	$16,032
Percentage of new funded debt investments at floating interest rates	92%	100%
Percentage of new funded debt investments at fixed interest rates	8%	—%
As of March 31, 2020 and December 31, 2019, investments consisted of the following:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	$1,173,848	$1,122,218	$1,123,859	$1,123,850
First Lien/Last Out Unitranche	17,023	15,634	36,110	36,056
Second Lien Debt	271,744	238,711	197,196	197,732
Equity Investments	21,466	20,565	11,266	12,510
Total	$1,484,081	$1,397,128	$1,368,431	$1,370,148

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	7.55%	7.90%	8.06%	8.06%
First Lien/Last Out Unitranche	9.91%	10.79%	9.63%	9.65%
First Lien Debt Total	7.59%	7.94%	8.11%	8.11%
Second Lien Debt	9.76%	11.11%	10.24%	10.21%
First and Second Lien Debt Total	7.99%	8.49%	8.42%	8.42%

(1)
Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 8.42% to 7.99% from December 31, 2019 to March 31, 2020, primarily due to the decrease in LIBOR.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,386,846	99.26%	$1,358,679	99.16%
Non-accrual (1)	10,282	0.74%	11,469	0.84%
Total	$1,397,128	100.00%	$1,370,148	100.00%
(1) For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of March 31, 2020 and December 31, 2019 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$36.2	2.63%	$36.7	2.70%
Internal Risk Rating 2	1,169.3	84.95	1,202.7	88.60
Internal Risk Rating 3	132.3	9.61	73.2	5.39
Internal Risk Rating 4	28.4	2.06	33.4	2.46
Internal Risk Rating 5	—	—	11.5	0.85
Internal Risk Rating 6	10.3	0.75	—	—
Total	$1,376.5	100.00%	$1,357.5	100.00%

As of March 31, 2020 and December 31, 2019, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1. As of March 31, 2020 and December 31, 2019, 5 and 5 of our debt investments, with an aggregate fair value of $38.7 million and $44.9 million, respectively, were assigned an Internal Risk Rating of 4-6. As of March 31, 2020 and December 31, 2019, 2 and 1 of our debt investments, with an aggregate fair value of $10.3 million and $11.5 million, respectively, were on non-accrual status, which represented 0.8% and 0.8%, respectively, of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2020 and December 31, 2019.
During the three month period ended March 31, 2020, one investment with fair value of $7.8 million was downgraded to an Internal Risk Rating of 4 due to changes in financial condition and performance of the portfolio company and one investment on the Watch List with a fair value of $6.1 million was repaid in full.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2020 and 2019
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month periods ended March 31, 2020 and 2019 was as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
First Lien Debt	$25,837	$12,179
Second Lien Debt	6,778	2,923
Equity Investments	185	—
Cash	36	—
Total investment income	$32,836	$15,102
The increase in investment income for the three month period ended March 31, 2020 from the comparable period in 2019 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $1,484,081 as of March 31, 2020 from $697,185 as of March 31, 2019 at amortized cost, and total principal amount of investments outstanding increased to $1,433,903 as of March 31, 2020 from $709,734 as of March 31, 2019. As of March 31, 2020, the weighted average yield of our first and second lien debt investments decreased to 7.99% from 9.29% as of March 31, 2019, on amortized cost primarily due to the decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2020 and for the period then ended, 2 of our first lien debt investments were on non-

accrual status. The fair value of loans in the portfolio on non-accrual status was $10,282, which represents approximately 0.8% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of March 31, 2019, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three month periods ended March 31, 2020 and 2019 was as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Total investment income	$32,836	$15,102
Total expenses	13,609	6,305
Net investment income (loss)	$19,227	$8,797
Expenses
Expenses for the three month periods ended March 31, 2020 and 2018 were comprised of the following:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Management fees	$2,573	$1,057
Net investment income incentive fees	3,394	1,552
Professional fees	268	120
Administrative service fees	42	132
Interest expense	6,385	2,882
Credit facility fees	549	295
Directors’ fees and expenses	51	48
Other general and administrative	347	219
Total expenses	$13,609	$6,305

Interest expense and credit facility fees for the three month periods ended March 31, 2020 and 2019 were comprised of the following:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Interest expense	$6,385	$2,882
Facility unused commitment fee	199	56
Amortization of deferred financing costs	350	239
Total interest expense and credit facility fees	$6,934	$3,177
Cash paid for interest expense	$5,690	$2,127
The increase in interest expense for the three month period ended March 31, 2020 compared to the comparable period in 2019 was driven by increased drawings under the Subscription Facility and SPV Credit Facility related to increased deployment of capital for investments. For the three month period ended March 31, 2020, the average interest rate decreased to 3.69% from 4.05% for the comparable period in 2019, and average principal debt outstanding increased to $684,893 from $284,768 for the comparable period in 2019.
The increase in management fees and incentive fees for the three month period ended March 31, 2020 was driven by our increased deployment of capital. For the three month periods ended March 31, 2020 and 2019, management fees were $2,573 and $1,057, respectively, incentive fees related to pre-incentive fee net investment income were $3,394 and $1,552 respectively, and there were no incentive fees related to realized capital gains as computed in accordance with the Investment Advisory Agreement. For the three month periods ended March 31, 2020 and 2019, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid through March 31, 2020. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended March 31, 2020, we recorded realized gain of approximately $6 on one investment and realized loss of approximately $186 on one investment. We recorded a change in unrealized appreciation on five investments totaling approximately $427 and a change in unrealized depreciation on 89 investments of approximately $89,097.
During the three month period ended March 31, 2019, we had realized gains on two investments, totaling $269 which was offset by a change in realized loss on one investment totaling $12. We recorded a change in unrealized appreciation on 41 investments totaling approximately $4,576 and a change in unrealized depreciation on 14 investments totaling approximately $2,281.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month periods ended March 31, 2020 and 2019 were as follows:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Net realized gain (loss) on investments	$(180)	$257
Net change in unrealized appreciation (depreciation) on investments	(88,670)	2,295
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(88,850)	$2,552
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2020 and 2019 were as follows:

	For the three month periods ended
	March 31, 2020		March 31, 2019
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(180)	$(52,956)	$(12)	$1,536
Second Lien Debt	—	(33,569)	—	555
Equity Investments	—	(2,145)	269	204
Total	$(180)	$(88,670)	$257	$2,295
Net change in unrealized depreciation in our investments for the three month period ended March 31, 2020 was primarily due to higher market spreads related to the COVID-19 pandemic, as well as to changes in other inputs utilized under our valuation methodology, including, but not limited to, leverage multiples and borrower ratings, and the impact of exits.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Facilities, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.

We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. For example, we saw an unprecedented level of calls for revolver fundings and a slowing in our expected repayments in March. High market spreads and other economic volatility resulted in significant depreciation in the valuations of our investments, which may adversely impact collateral eligibility, which would reduce the availability under the Facilities. However, our capacity under the Facilities as of March 31, 2020 is well in excess of our unfunded commitments. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
We entered into a revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018 and November 16, 2018 (as amended, the “Subscription Facility”). The maximum principal amount of the Subscription Facility was $235,000 as of March 31, 2020 (reduced from $265,000 as of December 31, 2019), and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2020, with two one-year extension options, subject to the Company’s and the lender’s consent. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest initially at LIBOR plus 1.75% per year. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019. The maximum principal amount of the SPV Credit Facility was $600,000 as of March 31, 2020 and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2024, with one one-year extension option, subject to the SPV's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a step-up based on collateral coverage and asset mix. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
Although we believe that we and the SPV will remain in compliance, there are no assurances that we or the SPV will continue to comply with the covenants in the Subscription Facility and SPV Credit Facility, as applicable. Failure to comply with these covenants could result in a default under the Subscription Facility and/or the SPV Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Subscription Facility and/or SPV Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Subscription Facility and the SPV Credit Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
As of March 31, 2020 and December 31, 2019, the Company had $47,543 and $18,937, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$235,000	$109,926	$125,074	$67,186
SPV Credit Facility	600,000	498,000	102,000	102,000
Total	$835,000	$607,926	$227,074	$169,186

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	$600,000	$416,500	$183,500	$183,500
Total	$865,000	$648,200	$216,800	$209,249

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of March 31, 2020 and December 31, 2019 were 44,896,727 and 14,299,500, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2020 and 2019:

	For the three month periods ended
	March 31, 2020	March 31, 2019
Shares outstanding, beginning of period	35,769,223	14,229,500
Common stock issued	9,127,504	4,835,526
Shares outstanding, end of period	44,896,727	19,065,026
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of March 31, 2020 and December 31, 2019:

	SPV Credit Facility and Credit Facility
Payment Due by Period	March 31, 2020	December 31, 2019
Less than 1 Year	$109,926	$231,700
1-3 Years	—	—
3-5 Years	498,000	416,500
More than 5 Years	—	—
Total	$607,926	$648,200
As of March 31, 2020 and December 31, 2019, $607,926 and $231,700, respectively, of secured borrowings were outstanding under the Subscription Facility and SPV Credit Facility. For the three month periods ended March 31, 2020 and 2019, we incurred $6,385 and $2,882, respectively, of interest expense and $199 and $56, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2020 and December 31, 2019 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2020	December 31, 2019
Unfunded delayed draw commitments	$96,331	$79,156
Unfunded revolving term loan commitments	31,393	54,249
Total unfunded commitments	$127,724	$133,405

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through March 31, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2019.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2020 and December 31, 2019.
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
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
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

The SPVs are disregarded entities for tax purposes and are consolidated with the tax return of the Company.
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
Valuation Risk
Our investments generally do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of March 31, 2020, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Subscription Facility and the SPV Credit Facility are subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2020 and December 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2020 and December 31, 2019 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the interest rate as of March 31, 2020 and 2019, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020 and December 31, 2019, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	March 31, 2020			December 31, 2019
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$42,857	$(18,242)	$24,615	$40,344	$(19,382)	$20,962
Up 200 basis points	$28,571	$(12,161)	$16,410	$26,896	$(12,921)	$13,975
Up 100 basis points	$14,286	$(6,081)	$8,205	$13,448	$(6,461)	$6,987
Down 100 basis points	$(6,326)	$6,073	$(253)	$(11,620)	$6,461	$(5,159)
Down 200 basis points	$(6,614)	$9,536	$2,922	$(13,878)	$11,996	$(1,882)
Down 300 basis points	$(6,614)	$9,536	$2,922	$(14,265)	$11,996	$(2,269)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and the following risk factors we have added regarding the impacts of the COVID-19 pandemic, which reemphasizes and in some cases updates certain risk factors we have previously disclosed and provides specific context under the current environment.
The COVID-19 pandemic could materially and adversely affect our portfolio companies and the results of our operations.
In late 2019 and early 2020, SARS-CoV-2 and COVID-19 emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material.
Further, from an operational perspective, our Investment Adviser’s investment professionals are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party services providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this prospectus or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we declare a dividend and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such shares. Distributions in excess of a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock will constitute capital gains to such stockholder.
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
None.
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

TCG BDC II, INC.

Dated: May 11, 2020	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)