Form 10-Q
period 2020-06-30
TCG BDC II, Inc.
filed 2020-08-11
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 11, 2020 was 47,532,983.

TCG BDC II, INC.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,646,337 and $1,368,431, respectively)	$1,584,285	$1,370,148
Cash and cash equivalents	25,615	18,937
Deferred financing costs	4,501	3,263
Receivable for investment sold	1,619	6,160
Interest receivable from non-controlled/non-affiliated investments	13,244	12,808
Prepaid expenses and other assets	1,375	2,330
Total assets	$1,630,639	$1,413,646
LIABILITIES
Secured borrowings (Note 5)	$691,551	$648,200
Due to Investment Adviser	466	516
Interest and credit facility fees payable (Note 5)	4,688	4,225
Dividend payable (Note 7)	21,390	17,275
Management and incentive fees payable (Note 4)	6,756	4,904
Administrative service fees payable (Note 4)	77	33
Other accrued expenses and liabilities	2,008	1,384
Total liabilities	726,936	676,537
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,532,983 and 35,769,223 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	475	358
Paid-in capital in excess of par value	966,017	736,328
Total distributable earnings (loss)	(62,789)	423
Total net assets	$903,703	$737,109
NET ASSETS PER SHARE	$19.01	$20.61
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$31,283	$17,945	$62,147	$31,886
Other income	4,428	1,204	6,400	2,365
Total investment income from non-controlled/non-affiliated investments	35,711	19,149	68,547	34,251
Total investment income	35,711	19,149	68,547	34,251
Expenses:
Management fees (Note 4)	2,930	1,356	5,503	2,413
Net investment income incentive fees (Note 4)	3,823	1,949	7,217	3,501
Professional fees	284	215	552	335
Administrative service fees (Note 4)	206	67	248	199
Interest expense (Note 5)	5,569	3,544	11,954	6,426
Credit facility fees (Note 5)	700	599	1,249	894
Directors’ fees and expenses	72	48	123	96
Other general and administrative	441	332	788	551
Total expenses	14,025	8,110	27,634	14,415
Net investment income (loss)	21,686	11,039	40,913	19,836
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1,986)	—	(2,166)	257
Currency gains (losses) on non-investment assets and liabilities	626	—	462	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	24,901	(1,088)	(63,769)	1,207
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(932)	—	1,682	—
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	22,609	(1,088)	(63,791)	1,464
Net increase (decrease) in net assets resulting from operations	$44,295	$9,951	$(22,878)	$21,300
Basic and diluted earnings per common share (Note 7)	$0.97	$0.50	$(0.56)	$1.18
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	45,881,702	19,934,546	41,015,545	18,064,427
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2020	June 30, 2019
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$40,913	$19,836
Net realized gain (loss) on investments and non-investment assets and liabilities	(1,704)	257
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(62,087)	1,207
Net increase (decrease) in net assets resulting from operations	(22,878)	21,300
Capital transactions:
Common stock issued	229,820	184,938
Dividends declared (Note 10)	(40,348)	(18,382)
Net increase (decrease) in net assets resulting from capital share transactions	189,472	166,556
Net increase (decrease) in net assets	166,594	187,856
Net assets at beginning of period	737,109	289,214
Net assets at end of period	$903,703	$477,070
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(22,878)	$21,300
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	778	547
Net accretion of discount on investments	(3,550)	(1,774)
Paid-in-kind interest	(2,613)	(681)
Net realized (gain) loss on investments and non-investment assets and liabilities	1,704	(257)
Net change in unrealized (appreciation) depreciation on investments	63,769	(1,207)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(1,682)	—
Cost of investments purchased and change in payable for investments purchased	(388,547)	(343,644)
Proceeds from sales and repayments of investments and change in receivable for investments sold	119,149	66,812
Changes in operating assets:
Interest receivable	(436)	(1,088)
Prepaid expenses and other assets	1,428	(1,922)
Changes in operating liabilities:
Due to Investment Adviser	(50)	163
Interest and credit facility fees payable	463	1,266
Management and incentive fees payable	1,852	1,285
Administrative service fees payable	44	(18)
Other accrued expenses and liabilities	624	331
Net cash provided by (used in) operating activities	(229,945)	(258,887)
Cash flows from financing activities:
Proceeds from issuance of common stock	229,820	184,938
Borrowings on the Facilities	401,533	311,600
Repayments of the Facilities	(356,500)	(204,300)
Dividends paid in cash	(36,233)	(14,594)
Debt issuance costs paid	(1,997)	(1,700)
Net cash provided by (used in) financing activities	236,623	275,944
Net increase (decrease) in cash and cash equivalents	6,678	17,057
Cash and cash equivalents, beginning of period	18,937	4,245
Cash and cash equivalents, end of period	$25,615	$21,302
Supplemental disclosures:
Deferred financing cost due	$19	$190
Interest paid during the period	$11,741	$5,365
Dividends declared during the period	$40,348	$18,382
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (83.07% of fair value)
Airnov, Inc. (Clariant)	^+#	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	$42,495	$41,848	$41,800	4.63%
Alpine SG, LLC	+#	(2) (3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,205	15,128	1.67
American Physician Partners, LLC	^+#	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.50%	7.50%	1/7/2019	12/21/2021	40,240	39,766	38,910	4.31
Analogic Corporation	^+#	(2) (3) (6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	25,591	25,226	25,270	2.80
Anchor Hocking, LLC	^	(2) (3)	Durable Consumer Goods	L + 10.75%	11.75%	1/25/2019	1/25/2024	10,336	10,086	9,749	1.08
Apptio, Inc.	^+#	(2) (3) (6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	35,541	34,928	34,388	3.81
At Home Holding III, Inc.	+#	(2) (3) (7)	Retail	L + 9.00%	10.00%	6/12/2020	7/27/2022	18,421	17,971	17,960	1.99
Aurora Lux FinCo S.Á.R.L. (Accelya) (Luxembourg)	+#	(2) (3) (7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	37,406	36,524	34,459	3.81
Avenu Holdings, LLC	^+#	(2) (3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	38,469	37,997	36,034	3.99
Barnes & Noble, Inc.	+	(2) (3) (10)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	17,190	16,823	15,815	1.75
BMS Holdings III Corp.	^+#	(2) (3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	29,808	29,129	29,015	3.21
Central Security Group, Inc.	+	(2) (3) (9)	Consumer Services	L + 5.63%	6.63%	4/5/2018	10/6/2021	2,838	2,758	1,138	0.13
Chartis Holding, LLC	+#	(2) (3) (6)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	37,759	36,989	37,284	4.13
Chemical Computing Group ULC (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	14,600	14,449	14,303	1.58
CircusTrix Holdings, LLC	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 6.00% (100% PIK)	7.00%	2/2/2018	12/6/2021	9,623	9,564	7,681	0.85
Cobblestone Intermediate Holdco LLC	^	(2) (3) (6)	Consumer Services	L + 5.00%	6.00%	1/29/2020	1/29/2026	461	454	459	0.05
Comar Holding Company, LLC	^+#	(2) (3) (6)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	38,463	37,786	38,184	4.23
Cority Software Inc. (Canada)	^+#	(2) (3) (6) (7)	Software	L + 5.75%	6.75%	7/2/2019	7/2/2026	56,920	55,839	56,489	6.25
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.25%	2/15/2018	5/31/2022	16,263	16,152	8,585	0.95
Digicel Limited (Jamaica)	^	(7)	Telecommunications	8.75%	8.75%	5/15/2020	5/25/2024	121	116	119	0.01
Digicel Limited (Jamaica)	^	(7)	Telecommunications	13.00%	13.00%	4/15/2020	12/31/2025	61	54	52	0.01
Digicel Limited (Jamaica)	^	(7)	Telecommunications	8.00%	8.00%	4/15/2020	12/31/2026	48	26	29	—
DTI Holdco, Inc.	^	(2) (3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,964	1,874	1,570	0.17
Ensono, LP	+#	(2) (3)	Telecommunications	L + 5.25%	5.43%	4/30/2018	6/27/2025	8,493	8,427	8,290	0.92
Ensono, LP	+#	(2) (3)	Telecommunications	L + 5.75%	6.05%	6/25/2020	6/27/2025	18,222	18,086	18,085	2.00
Ethos Veterinary Health LLC	+#	(2) (3) (6)	Consumer Services	L + 4.75%	4.93%	5/17/2019	5/15/2026	10,832	10,719	10,417	1.15
iCIMS, Inc.	^+#	(2) (3) (6)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	23,930	23,546	23,245	2.57
Individual FoodService Holdings, LLC	^+	(2) (3) (6)	Wholesale	L + 5.75%	6.75%	2/21/2020	11/22/2025	15,349	14,972	14,457	1.60

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Innovative Business Services, LLC	^+	(2) (3)	High Tech Industries	L + 5.50%	6.79%	4/5/2018	4/5/2023	$18,293	$17,952	$17,922	1.98%
Integrity Marketing Acquisition, LLC	^	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	6,482	6,107	6,375	0.71
K2 Insurance Services, LLC	^+#	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	24,314	23,829	24,027	2.66
Kaseya, Inc.	^+#	(2) (3) (6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/2/2025	21,703	21,301	21,396	2.37
Lifelong Learner Holdings, LLC	^+#	(2) (3) (6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	47,860	46,874	42,304	4.69
Liqui-Box Holdings, Inc.	^	(2) (3) (6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,578	1,554	1,496	0.17
Mailgun Technologies, Inc.	^+#	(2) (3) (6)	High Tech Industries	L + 5.50%	6.56%	3/26/2019	3/26/2025	20,093	19,728	19,168	2.12
National Carwash Solutions, Inc.	^+	(2) (3) (6)	Automotive	L + 6.00%	7.00%	8/7/2018	4/28/2023	10,593	10,426	10,157	1.12
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,840	9,730	9,602	1.06
Nexus Technologies, LLC	+	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	8.00%	12/11/2018	12/5/2023	6,196	6,151	5,096	0.56
Northland Telecommunications Corporation	^+#	(2) (3) (6)	Media: Broadcasting & Subscription	L + 5.75%	6.75%	10/1/2018	10/1/2025	55,460	54,703	55,177	6.11
Paramit Corporation	+#	(2) (3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,298	6,269	6,199	0.69
PF Growth Partners, LLC	+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.00%	5.32%	7/1/2019	7/11/2025	7,331	7,224	6,260	0.69
PPC Flexible Packaging, LLC	^+#	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	6.25%	11/23/2018	11/23/2024	16,823	16,636	16,567	1.83
Propel Insurance Agency, LLC	#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.25%	4/30/2019	6/1/2024	2,351	2,337	2,315	0.26
Redwood Services Group, LLC	^+#	(2) (3) (6)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	13,027	12,722	12,548	1.39
Regency Entertainment, Inc.	+#	(2) (3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,623	68,600	7.59
Riveron Acquisition Holdings, Inc.	+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	7.00%	5/22/2019	5/22/2025	19,868	19,537	19,735	2.18
RSC Acquisition, Inc.	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	56,081	54,984	56,242	6.22
Sapphire Convention, Inc. (Smart City)	^+#	(2) (3)	Telecommunications	L + 5.25%	6.25%	11/20/2018	11/20/2025	32,467	31,951	28,233	3.12
Smile Doctors, LLC	^+#	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,754	23,649	22,785	2.52
Sovos Brands Intermediate, Inc.	+#	(2) (3)	Beverage, Food & Tobacco	L + 4.75%	5.05%	11/16/2018	11/20/2025	19,799	19,638	19,353	2.14
SPay, Inc.	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 2.30%, 5.45% PIK	8.75%	6/15/2018	6/17/2024	20,723	20,423	16,891	1.87
Tank Holding Corp.	^	(2) (3) (6)	Capital Equipment	L + 4.00%	4.18%	3/26/2019	3/26/2024	20	20	17	—

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
TCFI Aevex LLC	+#	(2) (3) (6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	$19,377	$18,929	$18,886	2.09%
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£20,074	24,453	23,939	2.65
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2) (3) (6) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£3,335	4,227	4,090	0.45
Trump Card, LLC	^+#	(2) (3) (6)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,632	7,590	7,328	0.81
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^+#	(2) (3)	Automotive	L + 5.75%	6.75%	12/2/2019	12/2/2025	34,812	34,013	34,371	3.80
US INFRA SVCS Buyer, LLC (AIMS Companies)	^+#	(2) (3) (6)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	52,500	51,144	51,472	5.70
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,261	19,190	19,505	2.16
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	6.82	11/30/2018	11/30/2024	22,900	22,543	21,211	2.35
VRC Companies, LLC	^+#	(2) (3) (6)	Business Services	L + 6.50%	7.50	1/29/2019	3/31/2023	53,685	53,084	53,420	5.91
Westfall Technik, Inc.	^+#	(2) (3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75	9/13/2018	9/13/2024	28,277	27,904	26,040	2.88
Zemax Software Holdings, LLC	^+#	(2) (3) (6)	Software	L + 5.75%	6.75	6/25/2018	6/25/2024	10,736	10,575	10,526	1.16
Zenith Merger Sub, Inc.	^+#	(2) (3) (6)	Business Services	L + 5.25%	6.25	12/13/2017	12/13/2023	18,187	18,011	17,854	1.98
First Lien Debt Total									$1,351,345	$1,316,022	145.64%
Second Lien Debt (15.46% of fair value)
Access CIG, LLC	^	(2) (3)	Business Services	L + 7.75%	7.92%	2/14/2018	2/27/2026	$2,700	$2,681	$2,308	0.26%
AI Convoy S.A.R.L (Cobham) (United Kingdom)	^#	(2) (3) (7)	Aerospace & Defense	L + 8.25%	9.40%	1/17/2020	1/17/2028	30,327	29,674	29,563	3.27
Aimbridge Acquisition Co., Inc.	+	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	8.93%	2/1/2019	2/1/2027	21,047	20,555	19,412	2.15
Brave Parent Holdings, Inc.	+	(2) (3)	Software	L + 7.50%	8.50%	10/3/2018	4/19/2026	19,062	18,695	17,809	1.97
Drilling Info Holdings, Inc.	^	(2) (3)	Energy: Oil & Gas	L + 8.25%	8.43%	2/11/2020	7/30/2026	18,600	18,113	17,646	1.95
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	8.50%	12/3/2019	12/19/2025	2,500	2,477	2,484	0.27
Jazz Acquisition, Inc.	+	(2) (3)	Aerospace & Defense	L + 8.00%	8.18%	6/13/2019	6/18/2027	23,450	23,133	16,642	1.84
Le Tote, Inc.	^	(2) (3)	Retail	L + 8.75%	10.25%	11/8/2019	11/8/2024	22,532	22,055	21,102	2.34
Outcomes Group Holdings, Inc.	#	(2) (3)	Business Services	L + 7.50%	7.81%	10/23/2018	10/26/2026	4,500	4,491	4,207	0.47
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.00%	6/7/2018	12/11/2023	800	797	784	0.09
Quartz Holding Company (QuickBase, Inc.)	+	(2) (3)	Software	L + 8.00%	8.18%	4/2/2019	4/2/2027	11,900	11,690	11,107	1.23
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2) (3) (7)	Beverage, Food & Tobacco	L + 8.50%	8.86%	3/12/2020	3/12/2028	£20,000	24,704	19,922	2.20

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Tank Holding Corp.	^+#	(2) (3)	Capital Equipment	L + 8.25%	8.43%	3/26/2019	3/26/2027	$37,380	$36,780	$35,489	3.93%
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,195	7,832	0.87
World 50, Inc.	^	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,812	9,470	1.05
WP CPP Holdings, LLC (CPP)	+#	(2) (3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,148	29,202	3.23
Second Lien Debt Total									$273,000	$244,979	27.12%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.47% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$818	0.09%
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	172	195	0.02
BK Intermediate Company, LLC	^	(8)	Healthcare & Pharmaceuticals	5/27/2020	288	288	319	0.04
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	667	0.07
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250	250	231	0.03
GRO Sub Holdco, LLC (Grand Rapids)	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	500	500	—	—
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	495	0.05
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	3/26/2019	424	424	547	0.06
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,590	0.29
Paramit Corporation	^	(8)	Capital Equipment	6/17/2019	150	500	722	0.08
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	2/1/2019	965	965	1,216	0.13
SiteLock Group Holdings, LLC	^	(8)	High Tech Industries	4/5/2018	446	446	524	0.06
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	850	944	0.10
Titan DI Preferred Holdings, Inc. (Drilling Info)	^	(8)	Energy: Oil & Gas	2/11/2020	10,518	10,226	10,097	1.12
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(8)	Automotive	12/2/2019	1,925	1,925	2,368	0.26
USLS Acquisition, Inc.	^	(8)	Business Services	11/30/2018	641	641	542	0.06
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	500	478	0.05
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	220	350	0.04
Zillow Topco LP	^	(8)	Software	6/25/2018	313	312	181	0.02
Equity Investments Total						$21,992	$23,284	2.57%
Total investments—non-controlled/non-affiliated						$1,646,337	$1,584,285	175.33%
Total investments						$1,646,337	$1,584,285	175.33%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

^ Denotes that all or a portion of the assets are owned by TCG BDC II, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “BDC II” or the “Company”). Accordingly, such assets are not available to creditors of TCG BDC II SPV LLC (the “SPV”) of TCG BDC II SPV2 LLC ("SPV2").
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or SPV2.
# Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.

(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2020, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2020. As of June 30, 2020, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.17%, the 90-day LIBOR at 0.30% and the 180-day LIBOR rate at 0.38%.
(3)Loan includes interest rate floor feature, generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)As of June 30, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Airnov, Inc. (Clariant)	Revolver	0.50%	$4,167	$(62)
American Physician Partners, LLC	Revolver	0.50	550	(20)
Analogic Corporation	Revolver	0.50	2,572	(29)
Apptio, Inc.	Revolver	0.50	2,367	(72)
Chartis Holding, LLC	Delayed Draw	1.00	6,402	(65)
Chartis Holding, LLC	Revolver	0.50	2,401	(24)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(17)
CircusTrix Holdings, LLC	Delayed Draw	1.00	836	(155)
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00	271	(1)
Comar Holding Company, LLC	Delayed Draw	1.00	4,220	(26)
Comar Holding Company, LLC	Revolver	0.50	2,201	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(22)
Ethos Veterinary Health LLC	Delayed Draw	2.00	2,696	(83)
iCIMS, Inc.	Revolver	0.50	1,252	(34)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	2,980	(134)
Individual FoodService Holdings, LLC	Revolver	0.50	1,600	(72)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00%	$18,493	$(80)
K2 Insurance Services, LLC	Delayed Draw	1.00	2,945	(29)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(22)
Kaseya, Inc.	Delayed Draw	—	882	(11)
Kaseya, Inc.	Delayed Draw	1.00	1,918	(24)
Kaseya, Inc.	Revolver	0.50	15	—
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	3,379	(348)
Lifelong Learner Holdings, LLC	Revolver	0.50	2,754	(283)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,052	(33)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(58)
National Carwash Solutions, Inc.	Delayed Draw	1.00	2,528	(84)
National Carwash Solutions, Inc.	Revolver	0.50	5	—
Northland Telecommunications Corporation	Revolver	0.50	3,646	(17)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(108)
PPC Flexible Packaging, LLC	Revolver	0.50	489	(7)
Redwood Services Group, LLC	Delayed Draw	4.25	4,000	(112)
RSC Acquisition, Inc.	Delayed Draw	1.00	1,595	4
RSC Acquisition, Inc.	Revolver	0.50	1,824	5
Smile Doctors, LLC	Delayed Draw	1.00	543	(22)
SPay, Inc.	Revolver	0.50	682	(122)
Tank Holding Corp.	Revolver	0.50	28	(1)
TCFI Aevex LLC	Delayed Draw	1.00	4,019	(84)
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	Delayed Draw	1.69	471	(22)
Trump Card, LLC	Revolver	0.50	635	(23)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Revolver	0.50	4,550	(67)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Delayed Draw	1.00	12,950	(191)
USLS Acquisition, Inc.	Revolver	0.50	76	(6)
VRC Companies, LLC	Delayed Draw	0.75	3,781	(17)
Zemax Software Holdings, LLC	Revolver	0.50	642	(12)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,996	(46)
Zenith Merger Sub, Inc.	Revolver	0.50	609	(9)
Total unfunded commitments			$120,380	$(2,659)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $23,284, or 2.57% of the Company's net assets.
(9)Loan was on non-accrual status as of June 30, 2020.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(11)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio investment.
As of June 30, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,247,928	$1,213,647	76.61%
First Lien/Last Out Debt	103,417	102,375	6.46
Second Lien Debt	273,000	244,979	15.46
Equity Investments	21,992	23,284	1.47
Total	$1,646,337	$1,584,285	100.00%
The rate type of debt investments at fair value as of June 30, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	1,595,147	1,531,826	98.13%
Fixed Rate	29,198	29,175	1.87%
Total	$1,624,345	$1,561,001	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of June 30, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$110,884	$94,293	5.95%
Automotive	46,364	46,896	2.96
Banking, Finance, Insurance & Real Estate	138,384	139,702	8.82
Beverage, Food & Tobacco	71,727	66,612	4.20
Business Services	196,279	190,095	12.00
Capital Equipment	70,237	69,459	4.38
Chemicals, Plastics & Rubber	27,904	26,040	1.64
Construction & Building	29,129	29,015	1.83
Consumer Services	13,931	12,014	0.76
Containers, Packaging & Glass	101,104	101,853	6.43
Durable Consumer Goods	10,086	9,749	0.62
Energy: Oil & Gas	38,069	37,345	2.36
Environmental Industries	51,144	51,472	3.25
Healthcare & Pharmaceuticals	81,152	71,383	4.51
High Tech Industries	95,803	93,899	5.93
Hotel, Gaming & Leisure	57,766	50,244	3.17
Media: Broadcasting & Subscription	54,703	55,177	3.48
Media: Diversified & Production	68,623	68,600	4.33
Retail	56,849	54,877	3.46
Software	206,808	202,738	12.80
Sovereign & Public Finance	38,169	36,229	2.29
Telecommunications	58,660	54,808	3.46
Transportation: Cargo	7,590	7,328	0.46
Wholesale	14,972	14,457	0.91
Total	$1,646,337	$1,584,285	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2020
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of June 30, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$70,538	$71,023	4.48%
Cyprus	19,190	19,505	1.23
Jamaica	196	200	0.01
Luxembourg	36,524	34,459	2.18
United Kingdom	92,788	87,116	5.50
United States	1,427,101	1,371,982	86.60
Total	$1,646,337	$1,584,285	100.00%
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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
K2 Insurance Services, LLC	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.21%	7/3/2019	7/1/2024	$22,027	$21,485	$22,062	2.99%
Kaseya, Inc.	^	(2) (3) (6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.71%	5/3/2019	5/2/2025	19,545	19,149	19,590	2.66
Lifelong Learner Holdings, LLC	^+	(2) (3) (6)	Business Services	L + 5.75%	7.49%	10/18/2019	10/18/2026	47,046	45,944	46,479	6.31
Liqui-Box Holdings, Inc.	^	(2) (3) (6)	Containers, Packaging & Glass	L + 4.50%	6.41%	6/3/2019	6/3/2024	—	(26)	(37)	(0.01)
Mailgun Technologies, Inc.	^	(2) (3) (6)	High Tech Industries	L + 5.00%	6.95%	3/26/2019	3/26/2025	20,194	19,798	19,870	2.70
National Carwash Solutions, Inc.	^+	(2) (3) (6)	Automotive	L + 6.00%	7.69%	8/7/2018	4/28/2023	9,511	9,301	9,411	1.28
NES Global Talent Finance US, LLC (United Kingdom)	+	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.42%	5/9/2018	5/11/2023	9,890	9,763	9,763	1.32
Nexus Technologies, LLC	+	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	7.44%	12/11/2018	12/5/2023	6,172	6,121	5,621	0.76
Northland Telecommunications Corporation	^+	(2) (3) (6)	Media: Broadcast & Subscription	L + 5.75%	7.54%	10/1/2018	10/1/2025	55,749	54,938	55,660	7.55
Paramit Corporation	^	(2) (3)	Capital Equipment	L + 4.50%	6.22%	5/3/2019	5/3/2025	6,298	6,244	6,268	0.85
PF Growth Partners, LLC	^	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.00%	6.79%	7/1/2019	7/11/2025	7,161	7,045	7,135	0.97
PPC Flexible Packaging, LLC	+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.50%	7.21%	11/23/2018	11/23/2024	15,433	15,218	15,291	2.07
Pretium Packaging, LLC	+	(2) (3)	Containers, Packaging & Glass	L + 5.00%	6.90%	8/15/2019	11/14/2023	19,224	19,050	19,224	2.61
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.44%	4/30/2019	6/1/2024	2,363	2,347	2,353	0.32
Redwood Services Group, LLC	^+	(2) (3)	High Tech Industries	L + 6.00%	8.12%	11/13/2018	6/6/2023	8,427	8,363	8,342	1.13
Riveron Acquisition Holdings, Inc.	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.19%	5/22/2019	5/22/2025	19,969	19,608	19,587	2.66
RSC Acquisition, Inc.	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.38%	11/1/2019	11/1/2026	55,950	54,778	55,514	7.53
Sapphire Convention, Inc. (Smart City)	^+	(2) (3) (6)	Telecommunications	L + 5.25%	7.26%	11/20/2018	11/20/2025	28,577	28,006	28,329	3.84
Smile Doctors, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.94%	10/6/2017	10/6/2022	22,227	22,100	21,996	2.98
Sovos Brands Intermediate, Inc.	+	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.79%	11/16/2018	11/20/2025	19,899	19,725	19,750	2.68
SPay, Inc.	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%	7.54%	6/15/2018	6/17/2024	20,512	20,179	18,694	2.54
Tank Holding Corp.	^	(2) (3) (6)	Capital Equipment	L + 4.00%	5.76%	3/26/2019	3/26/2024	—	—	—	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (6) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	7.54%	7/23/2019	6/30/2024	£19,612	24,887	26,566	3.60
Transform SR Holdings, LLC	+	(2) (3)	Retail	L + 7.25%	9.18%	2/11/2019	2/12/2024	19,050	18,887	18,860	2.56
Trump Card, LLC	^+	(2) (3) (6)	Transportation: Cargo	L + 5.50%	7.44%	6/26/2018	4/21/2022	7,918	7,865	7,869	1.07
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^+	(2) (3) (6)	Automotive	L + 6.00%	7.69%	12/2/2019	12/2/2025	27,897	27,033	27,439	3.72

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	7.69%	11/30/2018	11/30/2024	$22,139	$21,746	$21,674	2.94%
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,170	19,036	19,397	2.63
VRC Companies, LLC	+	(2) (3) (6)	Business Services	L + 6.50%	8.29%	1/29/2019	3/31/2023	44,731	44,231	44,681	6.06
Westfall Technik, Inc.	^+	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 5.75%	7.66%	9/13/2018	9/13/2024	27,973	27,346	26,962	3.66
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.55%	7/18/2019	4/30/2025	20,000	19,818	19,826	2.69
Zemax Software Holdings, LLC	^+	(2) (3) (6)	Software	L + 5.75%	7.69%	6/25/2018	6/25/2024	10,146	9,966	10,087	1.37
Zenith Merger Sub, Inc.	^+	(2) (3) (6)	Business Services	L + 5.25%	7.19%	12/13/2017	12/13/2023	16,948	16,751	16,828	2.28
First Lien Debt Total									$1,159,969	$1,159,906	157.36%
Second Lien Debt (14.43%)
Access CIG, LLC	^	(2) (3)	Business Services	L + 7.75%	9.44%	2/14/2018	2/27/2026	$2,700	$2,680	$2,681	0.36%
Aimbridge Acquisition Co., Inc.	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.19%	2/1/2019	2/1/2027	21,047	20,528	20,862	2.83
Brave Parent Holdings, Inc.	+	(2) (3)	Software	L + 7.50%	9.42%	10/3/2018	4/19/2026	19,062	18,672	18,261	2.48
Outcomes Group Holdings, Inc.	^	(2) (3)	Business Services	L + 7.50%	9.40%	10/23/2018	10/26/2026	4,500	4,490	4,487	0.61
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	9.29%	12/3/2019	12/19/2025	2,500	2,475	2,493	0.34
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	9.94%	6/13/2019	6/18/2027	23,450	23,117	23,225	3.15
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.50%	11/8/2019	11/8/2024	21,428	20,907	20,892	2.83
Pathway Vet Alliance, LLC	^	(2) (3) (6)	Consumer Services	L + 8.50%	10.44%	11/14/2019	12/23/2025	8,050	7,814	8,074	1.10
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.79%	6/7/2018	12/11/2023	800	797	796	0.11
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	9.71%	4/2/2019	4/2/2027	11,900	11,679	11,662	1.58
Tank Holding Corp.	+	(2) (3)	Capital Equipment	L + 8.25%	11.03%	3/26/2019	3/26/2027	37,380	36,725	37,223	5.05
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.79%	8/9/2018	8/9/2026	8,333	8,187	8,243	1.12
WP CPP Holdings, LLC (CPP)	+	(2) (3)	Aerospace & Defense	L + 7.75%	9.68%	7/18/2019	4/30/2026	39,500	39,125	38,833	5.27
Second Lien Debt Total									$197,196	$197,732	26.83%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for all LIBOR loans were the 30-day LIBOR at 1.76%, the 90-day LIBOR at 1.91% and the 180-day LIBOR rate at 1.91%.
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)As of December 31, 2019, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Aero Operating, LLC (Dejana Industries, Inc.)	Revolver	1.00%	$333	$(6)
Airnov, Inc.	Revolver	0.50	4,167	(63)
American Physician Partners, LLC	Revolver	0.50	1,500	(5)
Analogic Corporation	Revolver	0.50	3,029	(61)
Apptio, Inc.	Revolver	0.50	2,367	(19)
BMS Holdings III Corp.	Delayed Draw	1.00	6,667	(21)
Chartis Holding, LLC	Revolver	0.50	2,401	(20)
Chartis Holding, LLC	Delayed Draw	0.50	6,402	(52)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(8)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(103)
Comar Holding Company, LLC	Revolver	0.50	1,168	(23)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(60)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(12)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(54)
iCIMS, Inc.	Revolver	0.50	1,252	—
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)
K2 Insurance Services, LLC	Revolver	0.50	2,290	3
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	6
Kaseya, Inc.	Revolver	0.50	661	1
Kaseya, Inc.	Delayed Draw	0.50	1,918	4
Lifelong Learner Holdings, LLC	Revolver	0.50	3,802	(38)
Lifelong Learner Holdings, LLC	Delayed Draw	—	5,756	(58)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(37)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(20)
National Carwash Solutions, Inc.	Revolver	0.50	310	(2)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,352	(25)
Northland Telecommunications Corporation	Revolver	0.50	3,646	(5)
Pathway Vet Alliance, LLC	Delayed Draw	1.00	7,950	12
PF Growth Partners, LLC	Delayed Draw	1.00	1,028	(3)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(16)
RSC Acquisition, Inc.	Revolver	0.50	1,824	(13)
RSC Acquisition, Inc.	Delayed Draw	1.00	1,994	(15)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	4,528	(34)
Smile Doctors, LLC	Revolver	0.50	707	(7)
Smile Doctors, LLC	Delayed Draw	1.00	1,477	(14)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
SPay, Inc.	Revolver	0.50%	$682	$(58)
Tank Holding Corp.	Revolver	0.50	47	—
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.69	£3,533	(94)
Trump Card, LLC	Revolver	0.50	369	(2)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Revolver	0.50	2,151	(28)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Delayed Draw	1.00	4,904	(64)
USLS Acquisition, Inc.	Revolver	0.50	946	(19)
VRC Companies, LLC	Delayed Draw	0.75	5,095	(5)
Westfall Technik, Inc.	Revolver	0.50	431	(11)
Westfall Technik, Inc.	Delayed Draw	1.00	12,190	(304)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	3,714	(20)
Zenith Merger Sub, Inc.	Revolver	0.50	1,219	(7)
Total unfunded commitments			$133,405	$(1,419)

(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $12,510, or 1.71% of the Company's net assets.
(9)Loan was on non-accrual status as of December 31, 2019.
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

As of December 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,123,859	$1,123,850	82.03%
First Lien/Last Out Debt	36,110	36,056	2.63
Second Lien Debt	197,196	197,732	14.43
Equity Investments	11,266	12,510	0.91
Total	$1,368,431	$1,370,148	100.00%

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
As of June 30, 2020
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the three month and six month periods ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, for further information about fair value measurements.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the fair value of the loans in the portfolio with PIK provisions was $107,183 and $82,643, respectively, which represented approximately 6.8% and 6.0%, respectively, of total investments at fair value. For the three and six month periods ended June 30, 2020, the Company earned $757 and $1,143, respectively, in PIK income, included in interest income in the Consolidated Statements of Operations. For the three and six month periods ended June 30, 2019, the Company earned $681 and $681, respectively, in PIK income, included in interest income in the accompanying Consolidated Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six month periods ended June 30, 2020, the Company earned $4,428 and $6,400, respectively, in other income, primarily from amendment and underwriting fees. For the three and six month periods ended June 30, 2019, the Company earned $1,204 and $2,365, respectively, in other income, primarily from underwriting and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020 and December 31, 2019, the fair value of loans on non-accrual status was $9,723 and $11,469, which represented approximately 0.6% and 0.8% of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2020 and December 31, 2019 and for the periods then ended.
Facilities – Related Costs, Expenses and Deferred Financing Costs
The Company, the SPV and SPV2 have each entered into a senior secured revolving credit facility (as amended, the "Subscription Facility", "SPV Credit Facility" and "SPV2 Credit Facility", respectively, and together, the "Facilities"). Interest expense and unused commitment fees on the Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
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

Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of both June 30, 2020 and December 31, 2019, $1,500 of initial organization and offering costs had been incurred by the Company and $629 of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs were amortized over one year.
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
All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or private credit rating;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;
•the markets in which the portfolio company does business and recent economic and/or market events; and
•comparisons to comparable transactions and publicly traded securities.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2020 and December 31, 2019.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
•Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. Financial instruments in this category generally include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2020 and 2019, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,316,022	$1,316,022
Second Lien Debt	—	—	244,979	244,979
Equity Investments	—	—	23,284	23,284
Total	$—	$—	$1,584,285	$1,584,285

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,159,906	$1,159,906
Second Lien Debt	—	—	197,732	197,732
Equity Investments	—	—	12,510	12,510
Total	$—	$—	$1,370,148	$1,370,148

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,137,852	$238,711	$20,565	$1,397,128
Purchases	185,678	1,104	518	187,300
Sales	(12,884)	—	—	(12,884)
Paydowns	(11,701)	—	—	(11,701)
Accretion of discount	1,367	152	8	1,527
Net realized gains (losses)	(1,986)	—	—	(1,986)
Net change in unrealized appreciation (depreciation)	17,696	5,012	2,193	24,901
Balance, end of period	$1,316,022	$244,979	$23,284	$1,584,285
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$14,008	$5,012	$2,193	$21,213

	Financial Assets
	For the six month period ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,159,906	$197,732	$12,510	$1,370,148
Purchases	289,900	90,512	10,718	391,130
Sales	(18,279)	—	—	(18,279)
Paydowns	(81,097)	(15,232)	—	(96,329)
Accretion of discount	3,018	524	8	3,550
Net realized gains (losses)	(2,166)	—	—	(2,166)
Net change in unrealized appreciation (depreciation)	(35,260)	(28,557)	48	(63,769)
Balance, end of period	$1,316,022	$244,979	$23,284	$1,584,285
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(35,494)	$(28,297)	$48	$(63,743)

	Financial Assets
	For the three month period ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$576,206	$112,987	$7,704	$696,897
Purchases	113,886	35,250	933	150,069
Sales	(9,900)	—	—	(9,900)
Paydowns	(28,987)	(17,750)	—	(46,737)
Accretion of discount	874	436	—	1,310
Net change in unrealized appreciation (depreciation)	(1,657)	586	(17)	(1,088)
Balance, end of period	$650,422	$131,509	$8,620	$790,551
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(1,047)	$759	$(17)	$(305)

	Financial Assets
	For the six month period ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$438,742	$66,207	$5,478	$510,427
Purchases	257,840	81,443	3,172	342,455
Sales	(10,942)	—	(486)	(11,428)
Paydowns	(36,391)	(17,750)	—	(54,141)
Accretion of discount	1,306	468	—	1,774
Net change in unrealized appreciation (depreciation)	(121)	1,141	187	1,207
Net realized gains (losses)	(12)	—	269	257
Balance, end of period	$650,422	$131,509	$8,620	$790,551
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$(214)	$1,240	$187	$1,213
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2020 and December 31, 2019:

	Fair Value as of June 30, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,174,319	Discounted Cash Flow	Discount Rate	4.97%	15.24%	8.64%
	133,118	Consensus Pricing	Indicative Quotes	40.10	99.25	96.40
	8,585	Income Approach	Discount Rate	13.33%	13.33%	13.33%
		Market Approach	Comparable Multiple	8.29x	8.29x	8.29x
Total First Lien Debt	1,316,022
Investments in Second Lien Debt	192,367	Discounted Cash Flow	Discount Rate	9.07%	14.75%	11.23%
	52,612	Consensus Pricing	Indicative Quotes	73.93	93.65	82.35
Total Second Lien Debt	244,979
Investments in Equity	23,284	Income Approach	Discount Rate	7.93%	12.14%	8.69%
		Market Approach	Comparable Multiple	6.75x	16.40x	10.21x
Total Equity Investments	23,284
Total Level 3 Investments	$1,584,285

	Fair Value as of December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$850,376	Discounted Cash Flow	Discount Rate	4.04%	16.36%	7.52%
	309,530	Consensus Pricing	Indicative Quotes	77.94	100.00	98.13
Total First Lien Debt	1,159,906
Investments in Second Lien Debt	138,007	Discounted Cash Flow	Discount Rate	7.40%	9.76%	8.64%
	59,725	Consensus Pricing	Indicative Quotes	97.50	98.31	98.03
Total Second Lien Debt	197,732
Investments in Equity	12,510	Income Approach	Discount Rate	7.76%	12.09%	7.94%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.22x
Total Equity Investments	12,510
Total Level 3 Investments	$1,370,148
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

Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$691,551	$691,551	$648,200	$648,200
Total	$691,551	$691,551	$648,200	$648,200
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
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

Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2020 and 2019:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Base management fees	$2,930	$1,356	$5,503	$2,413
Incentive fees on pre-incentive fee net investment income	3,823	1,949	7,217	3,501
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	3,823	1,949	7,217	3,501
Total base management fees and incentive fees	$6,753	$3,305	$12,720	$5,914
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
As of June 30, 2020 and December 31, 2019, $6,756 and $4,904, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
The initial term of the Administration Agreement was two years from April 18, 2017 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Administration Agreement with the Administrator for an additional one year term. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three and six month periods ended June 30, 2020, the Company incurred $206 and $248, respectively, in fees under the Administration Agreement. For the three and six month periods ended June 30, 2019, the Company incurred $67 and $199, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2020 and

December 31, 2019, $77 and $33, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the three and six month periods ended June 30, 2020, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $172 and $346, respectively. For the three and six month periods ended June 30, 2019, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $217 and $371, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, $1,380 and $1,033, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and six month periods ended June 30, 2020, TCG earned $512 and $984, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. For the three and six month periods ended June 30, 2019, TCG earned $231 and $644, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. TCG paid these amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and six month periods ended June 30, 2020, the Company incurred $72 and $123, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the three and six month periods ended June 30, 2019, the Company incurred $48 and $96, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2020 and December 31, 2019, there were no unpaid directors' fees and expenses.
5. BORROWINGS
The Company, the SPV and SPV 2 are party to the Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2020 and December 31, 2019, asset coverage was 230.68% and 213.72%, respectively, and the Company and the SPVs were in compliance with all covenants and other requirements under the Facilities as of June 30, 2020 and December 31, 2019. Below is a summary of the borrowings and repayments under the Facilities for the three month and six month periods ended June 30, 2020 and 2019.

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Outstanding borrowing, beginning of period	$607,926	$304,400	$648,200	$217,700
Borrowings	223,533	165,400	401,533	311,600
Repayments	(140,500)	(144,800)	(356,500)	(204,300)
Foreign currency translation	592	—	(1,682)	—
Outstanding borrowing, end of period	$691,551	$325,000	$691,551	$325,000
Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018 and November 16, 2018. The Subscription Facility provides for secured borrowings of $150,000 as of June 30, 2020 (reduced from $265,000 as of December 31, 2019), subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2020, with two one-year extension options, subject to the Company's and lender's consent. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest initially at LIBOR plus an applicable spread of 1.55% per year. The Company also pays a fee of 0.25% per year on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019. The SPV Credit Facility provides for secured borrowings of $600,000 (increased from $300,000 at the closing of the facility on April 1, 2019), subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2022, and a maturity date of April 1, 2024, with one one-year extension option, subject to the Company's and lender's consent. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a 0.45% step-up based on collateral coverage and asset mix. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $250,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.95%. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

Summary of Facilities
The Facilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$126,551	$23,449	$4,975
SPV Credit Facility	600,000	445,000	155,000	155,000
SPV2 Credit Facility	250,000	120,000	130,000	130,000
Total	$1,000,000	$691,551	$308,449	$289,975

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six month periods ended June 30, 2020 and 2019, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$5,569	$3,544	$11,954	$6,426
Facility unused commitment fee	272	291	471	347
Amortization of deferred financing costs	428	308	778	547
Total interest expense and credit facility fees	$6,269	$4,143	$13,203	$7,320
Cash paid for interest expense	$6,051	$3,238	$11,741	$5,365

Average principal debt outstanding	$667,999	$340,688	$676,446	$312,882
Weighted average interest rate	3.30%	4.12%	3.50%	4.08%
As of June 30, 2020 and December 31, 2019, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2020	December 31, 2019
Interest expense payable	$4,459	$3,988
Unused commitment fees payable	229	237
Total interest expense and credit facility fees payable	$4,688	$4,225
Weighted average interest rate (1)	3.18%	3.91%
(1) Based on floating LIBOR rates.

6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2020 and December 31, 2019:

	As of
Payment Due by Period	June 30, 2020	December 31, 2019
Less than 1 Year	$126,551	$231,700
1-3 Years	—	—
3-5 Years	445,000	416,500
More than 5 Years	120,000	—
Total	$691,551	$648,200
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2020 and December 31, 2019 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2020	December 31, 2019
Unfunded delayed draw commitments	$78,728	$79,156
Unfunded revolving term loan commitments	41,652	54,249
Total unfunded commitments	$120,380	$133,405
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the three month period ended June 30, 2020, the Company issued 2,636,256 shares for $49,816. The following table summarizes capital activity during the three month period ended June 30, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	44,896,727	$449	$916,241	$960	$(195)	$(86,473)	$830,982
Common stock issued	2,636,256	26	49,790	—	—	—	49,816
Net investment income (loss)	—	—	—	21,686	—	—	21,686
Net realized gain (loss)	—	—	—	—	(1,360)	—	(1,360)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	24,901	24,901
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(932)	(932)
Dividends declared	—	—	—	(21,390)	—	—	(21,390)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, end of period	47,532,983	$475	$966,017	$1,270	$(1,555)	$(62,504)	$903,703

During the six month period ended June 30, 2020, the Company issued 11,763,760 shares for $229,820. The following table summarizes capital activity during the six month period ended June 30, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	11,763,760	117	229,703	—	—	—	229,820
Net investment income (loss)	—	—	—	40,913	—	—	40,913
Net realized gain (loss)	—	—	—	—	(1,704)	—	(1,704)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(63,769)	(63,769)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	1,682	1,682
Dividends declared	—	—	—	(40,348)	—	—	(40,348)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, end of period	47,532,983	$475	$966,017	$1,270	$(1,555)	$(62,504)	$903,703
During the three month period ended June 30, 2019, the Company issued 4,108,239 shares for $84,998. The following table summarizes capital activity during the three month period ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	19,065,026	$191	$391,711	$607	$233	$(288)	$392,454
Common stock issued	4,108,239	41	84,957	—	—	—	84,998
Net investment income (loss)	—	—	—	11,039	—	—	11,039
Net realized gain (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,088)	(1,088)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Dividends declared	—	—	—	(10,333)	—	—	(10,333)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(220)	220	—	—	—
Balance, end of period	23,173,265	$232	$476,448	$1,533	$233	$(1,376)	$477,070

During the six month period ended June 30, 2019, the Company issued 8,943,765 shares for $184,938. The following table summarizes capital activity during the six month period ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	14,229,500	$142	$291,820	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	8,943,765	90	184,848	—	—	—	184,938
Net investment income (loss)	—	—	—	19,836	—	—	19,836
Net realized gain (loss)	—	—	—	—	257	—	257
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	1,207	1,207
Dividends declared	—	—	—	(18,382)	—	—	(18,382)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(220)	220	—	—	—
Balance, end of period	23,173,265	$232	$476,448	$1,533	$233	$(1,376)	$477,070
        The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2020:

	Shares Issued	Proceeds Received
March 18, 2020	1,959,038	$40,004
March 31, 2020	7,168,466	140,000
May 28, 2020	2,636,256	49,816
Total	11,763,760	$229,820
The following table summarizes total shares issued and proceeds received related to capital activity during the six month period ended June 30, 2019:

	Shares Issued	Proceeds Received
January 10, 2019	1,218,407	$24,953
February 28, 2019	1,677,049	35,000
March 26, 2019	1,940,070	39,990
May 8, 2019	1,195,615	25,000
June 26, 2019	2,912,624	60,000
Total	8,943,765	$184,943
Subscription transactions during the six month periods ended June 30, 2020 and 2019 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the six month periods ended June 30, 2020 and 2019, such subscription transactions increased net asset value by $0.01 per share and $0.04 per share, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net increase (decrease) in net assets resulting from operations	$44,295	$9,951	$(22,878)	$21,300
Weighted-average common shares outstanding	45,881,702	19,934,546	41,015,545	18,064,427
Basic and diluted earnings per common share	$0.97	$0.50	$(0.56)	$1.18

The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2020 and 2019:

	For the six month periods ended
	June 30, 2020	June 30, 2019
Per Share Data:
Net asset value per share, beginning of period	$20.61	$20.32
Net investment income (loss) (1)	1.00	1.10
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.63)	0.11
Net increase (decrease) in net assets resulting from operations	(0.63)	1.21
Dividends declared (2)	(0.98)	(0.98)
Effect of offering price of subscriptions (3)	0.01	0.04
Net asset value per share, end of period	$19.01	$20.59

Number of shares outstanding, end of period	47,532,983	23,173,265
Total return based on net asset value (4)	(3.01)%	6.15%
Net assets, end of period	$903,703	$477,070
Ratio to average net assets (5):
Expenses before incentive fees	2.47%	1.36%
Expenses after incentive fees	3.34%	1.80%
Net investment income (loss)	4.95%	2.48%
Interest expense and credit facility fees	1.60%	0.91%
Ratios/Supplemental Data:
Asset coverage, end of period	230.68%	246.79%
Portfolio turnover	7.64%	10.15%
Total committed capital, end of period	$1,227,312	$1,227,687
Ratio of total contributed capital to total committed capital, end of period	78.84%	38.92%
Weighted-average shares outstanding	41,015,545	18,064,427
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the quarter-end date (refer to Note 7, Net Assets to these consolidated financial statements).
(3)Increase (decrease) is due to the offering price of subscriptions during the period (refer to Note 7, Net Assets, to these consolidated financial statements).
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the six month periods ended June 30, 2020 and 2019 is inclusive of $0.01 and $0.04, respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been (3.06)% and 5.95%, respectively, (refer to Note 7, Net Assets, to these consolidated financial statements).
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2020 and December 31, 2019, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2020 and June 30, 2019.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2020 and June 30, 2019, the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of June 30, 2020 and June 30, 2019, permanent differences primarily due to non-deductible offering expense, non-deductible excise tax paid, or non-deductible expenses from investment in partnership resulted in a net increase in distributable earnings (loss) by $14 and $220, respectively, and a net decrease in additional paid-in capital in excess of par by $14 and $220, respectively, on the Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the period from July 1, 2019 to June 30, 2020 and for the period from July 1, 2018 to June 30, 2019 to the was as follows:

	For the period from July 1, 2019 to June 30, 2020	For the period from July 1, 2018 to June 30, 2019
Ordinary income	$70,646	$29,188
Tax return of capital	—	—
Income Tax Information and Distributions to Stockholders
As of June 30, 2020 and June 30, 2019, the components of accumulated earnings (deficit) on a tax basis were as follows:

	For the period from July 1, 2019 to June 30, 2020	For the period from July 1, 2018 to June 30, 2019
Undistributed ordinary income	$2,010	$1,875
Other book/tax differences (1)	(316)	(342)
Capital loss carryforwards	(2,156)	233
Net unrealized appreciation (depreciation) on investments)(2)	(61,875)	(1,376)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	(452)	—
Total accumulated earnings (deficit)	$(62,789)	$390
(1) Consists of the unamortized portion of organization costs as of June 30, 2020 and June 30, 2019.
(2) The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable to the tax treatment of partnership investments.

        As of June 30, 2020 and June 30, 2019, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of
	June 30, 2020	June 30, 2019
Cost of investments	$1,646,160	$791,927
Gross unrealized appreciation on investments	7,602	4,084
Gross unrealized depreciation on investments	(69,477)	(5,460)
Net unrealized appreciation (depreciation) on investments	$(61,875)	$(1,376)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of June 30, 2020 and June 30, 2019, the Company did not have any pre-enactment capital loss carryforwards, and had $2,156 and $0, respectively, of post enactment capital loss carryforwards, $1,767 and $0 of which were post-enactment short-term capital loss carryforwards, respectively, and $389 and $0, of which were post-enactment long-term capital loss carryforwards, respectively.
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Subsequent to June 30, 2020, the Company borrowed $56,000 under the Facilities to fund investment acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC II, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “BDC II” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest, and the impact of the current COVID-19 pandemic thereon;
•the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the current COVID-19 pandemic thereon;
•the impact of fluctuations in interest rates on our business;
•our future operating results and the impact of the current COVID-19 pandemic thereon;
•the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the current COVID-19 pandemic thereon;
•our ability to recover unrealized losses;
•market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the current COVID-19 pandemic thereon;
•our contractual arrangements and relationships with third parties;
•uncertainty surrounding the financial stability of the United States, Europe and China;
•the social, geopolitical, financial, trade and legal implications of the exit of the United Kingdom from the European Union, or Brexit;
•the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives, and the impact of the current COVID-19 pandemic thereon;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies, and the impact of the COVID-19 pandemic thereon;
•the ability to consummate transactions;
•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments, and the impact of the current COVID-19 pandemic thereon;
•the impact of currency fluctuations on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;
•our ability to maintain our status as a business development company;
•an inability to replicate the historical success of Carlyle; and
•our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020, and elsewhere in this Form 10-Q.
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•our organization expenses and initial offering costs incurred prior to the filing of our election to be regulated as a BDC (the initial offering costs amortized over the 12 months beginning on the Initial Drawdown Date) in an amount of $1,500;
•administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;
•the costs of any offerings of our common stock and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, expenses of enforcing our rights;
•the management fee and any incentive fee payable under our Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid on our shares;
•debt service and other costs of borrowings or other financing arrangements;
•the allocated costs incurred by our Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making or holding investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;

•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•federal and state registration fees;
•any U.S. federal, state and local taxes, including any excise taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall portfolio, including any development costs incurred prior to the filing of our election to be regulated as a BDC;
•our fidelity bond;
•directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•indemnification payments;
•direct fees and expenses associated with independent audits, agency, consulting and legal costs; and
•all other expenses incurred by us or our Administrator in connection with administering our business, including our allocable share of certain officers and their staff compensation.
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2020 and December 31, 2019.

	As of
	June 30, 2020	December 31, 2019
Number of investments	99	87
Number of portfolio companies	78	68
Number of industries	24	21
Number of sponsors	41	45
Percentage of total investment fair value:
First Lien Debt (excluding First Lien/Last Out Debt)	76.61%	82.03%
First Lien/Last Out Debt	6.46%	2.63%
Second Lien Debt	15.46%	14.43%
Total secured debt	98.53%	99.09%
Equity investments	1.47%	0.91%
Percentage of debt investment fair value:
Floating rate (1)	98.1%	98.6%
Fixed interest rate	1.9%	1.4%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended June 30, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2020	June 30, 2019
Investments:
Total investments, beginning of period	$1,484,081	$697,185
New investments purchased	187,300	150,069
Net accretion of discount on investments	1,527	1,310
Net realized gain (loss) on investments	(1,986)	—
Investments sold or repaid	(24,585)	(56,637)
Total Investments, end of period	$1,646,337	$791,927
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out Debt)	$101,238	$116,021
First Lien/Last Out Debt	88,421	—
Second Lien Debt	1,104	35,838
Equity Investments	518	583
Total	$191,281	$152,442
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out Debt)	$(26,457)	$(56,737)
First Lien/Last Out Debt	(223)	—
Second Lien Debt	—	—
Total	$(26,680)	$(56,737)
Number of new funded investments	5	11
Average amount of new funded investments	$31,886	$13,643
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of June 30, 2020 and December 31, 2019, investments consisted of the following:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,247,928	$1,213,647	$1,123,859	$1,123,850
First Lien/Last Out Debt	103,417	102,375	36,110	36,056
Second Lien Debt	273,000	244,979	197,196	197,732
Equity Investments	21,992	23,284	11,266	12,510
Total	$1,646,337	$1,584,285	$1,368,431	$1,370,148
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	7.25%	7.46%	8.06%	8.06%
First Lien/Last Out Debt	8.96%	9.05%	9.63%	9.65%
First Lien Debt Total	7.39%	7.58%	8.11%	8.11%
Second Lien Debt	9.33%	10.40%	10.24%	10.21%
First and Second Lien Debt Total	7.71%	8.02%	8.42%	8.42%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 8.42% to 7.71% from December 31, 2019 to June 30, 2020, primarily due to the decrease in LIBOR.
As of June 30, 2020 and December 31, 2019, two and one of our debt investments were on non-accrual status. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2020 and December 31, 2019. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,574,562	99.39%	$1,358,679	99.16%
Non-accrual (1)	9,723	0.61%	11,469	0.84%
Total	$1,584,285	100.00%	$1,370,148	100.00%
(1) For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of June 30, 2020 and December 31, 2019 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on categories, which we refer to as “Internal Risk Ratings”. During the second quarter of 2020, our Investment Advisor reevaluated and revised its Internal Risk Ratings and policies across the Carlyle Direct Lending platform to more appropriately assess portfolio risk across all market conditions, including the current COVID-19 environment. The revised methodology incorporates greater focus on expectations for future company performance and industry outlook, and creates greater consistency in risk rating assignment across all investments by removing from the ratings methodology the direct tie of historical financial results to the “base case” projections derived at the time of our initial investment. Under the revised methodology, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each debt investment in our portfolio, compared to Internal Risk Ratings of 1 – 6 under the legacy methodology. Key drivers of internal risk rating used in the revised methodology are substantially the same as the legacy methodology, including financial metrics, financial covenants, liquidity and enterprise value coverage.
Internal Risk Ratings Definitions

Rating	Definition
1	Borrower is operating above expectations, and the trends and risk factors are generally favorable.

2
Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost bases is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

3
Borrower is operating below expectations and level of risk to our cost basis has increased since the time of origination. The borrower may be out of compliance with debt covenants. Payments are generally current although there may be higher risk of payment default.

4
Borrower is operating materially below expectations and the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not by more than 120 days. It is anticipated that we may not recoup our initial cost basis and may realize a loss of our initial cost basis upon exit.

5
Borrower is operating substantially below expectations and the loan’s risk has increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. It is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2020. Given the forward-looking nature of certain elements of the revised methodology, it is impracticable to recast the risk ratings for the portfolio using the revised methodology as of December 31, 2019.

	June 30, 2020
	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$51.2	3.28%
Internal Risk Rating 2	1,186.1	75.98
Internal Risk Rating 3	314.0	20.12
Internal Risk Rating 4	—	—
Internal Risk Rating 5	9.7	0.62
Total	$1,561.0	100.00%
As of June 30, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2, and two of our debt investments, with an aggregate fair value of $9.7 million, were assigned an Internal Risk Rating of 4-5.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2020 and 2019
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three and six month periods ended June 30, 2020 and 2019 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
First Lien Debt	$27,930	$15,120	$53,767	$27,299
Second Lien Debt	7,431	4,029	14,209	6,952
Equity Investments	333	—	518	—
Cash	17	—	53	—
Total investment income	$35,711	$19,149	$68,547	$34,251
The increase in investment income for the three month and six month periods ended June 30, 2020 from the comparable periods in 2019 was primarily driven by our deployment of capital and increasing invested balance, offset by decreased weighted average LIBOR. The size of our portfolio increased to $1,646,337 as of June 30, 2020 from $791,927 as of June 30, 2019 at amortized cost. As of June 30, 2020, the weighted average yield of our first and second lien debt investments decreased to 7.71% from 9.05% as of June 30, 2019, on amortized cost primarily due to the decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2020 and for the period then ended, two of our first lien debt investments were on non-accrual status. The fair value of loans in the portfolio on non-accrual status was $9,723, which represents approximately 0.6% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of June 30, 2019, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three and six month periods ended June 30, 2020 and 2019 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total investment income	$35,711	$19,149	$68,547	$34,251
Total expenses	14,025	8,110	27,634	14,415
Net investment income (loss)	$21,686	$11,039	$40,913	$19,836
Expenses
Expenses for the three and six month periods ended June 30, 2020 and 2019 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Management fees	$2,930	$1,356	5,503	2,413
Net investment income incentive fees	3,823	1,949	7,217	3,501
Professional fees	284	215	552	335
Administrative service fees	206	67	248	199
Interest expense	5,569	3,544	11,954	6,426
Credit facility fees	700	599	1,249	894
Directors’ fees and expenses	72	48	123	96
Other general and administrative	441	332	788	551
Total expenses	$14,025	$8,110	$27,634	$14,415
Interest expense and credit facility fees for the three and six month periods ended June 30, 2020 and 2019 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense	$5,569	$3,544	$11,954	$6,426
Facility unused commitment fee	272	291	471	347
Amortization of deferred financing costs	428	308	778	547
Total interest expense and credit facility fees	$6,269	$4,143	$13,203	$7,320
Cash paid for interest expense	$6,051	$3,238	$11,741	$5,365
The increase in interest expense for the three month and six month periods ended June 30, 2020 compared to the comparable periods in 2019 was driven by increased draws under the Facilities related to increased deployment of capital for investments. For the three month period ended June 30, 2020, the average interest rate decreased to 3.30% from 4.12% for the comparable period in 2019, and average principal debt outstanding increased to $667,999 from $340,688 for the comparable period in 2019. For the six month period ended June 30, 2020, the average interest rate decreased to 3.5% from 4.08% for the comparable period in 2019, and average principal debt outstanding increased to $676,446 from $312,882 for the comparable period in 2019.
Below is a summary of the base management fees and incentive fees during the three and six month periods ended June 30, 2020 and 2019:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Base management fees	$2,930	$1,356	$5,503	$2,413
Incentive fees on pre-incentive fee net investment income	3,823	1,949	7,217	3,501
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	3,823	1,949	7,217	3,501
Total base management fees and incentive fees	$6,753	$3,305	$12,720	$5,914

The increase in management fees and incentive fees for the three month and six month periods ended June 30, 2020 from the comparable periods in 2019 was driven by our increased deployment of capital. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended June 30, 2020, we recorded no realized gain and realized loss of approximately $1,986 on 2 investments. We recorded a change in unrealized appreciation on 70 investments totaling approximately $38,979 and a change in unrealized depreciation on 29 investments of approximately $14,078. During the three month period ended June 30, 2019, we did not record realized gain or loss on investments. We recorded a change in unrealized appreciation on 38 investments totaling approximately $2,735 and a change in unrealized depreciation on 27 investments of approximately $3,823.
During the six month period ended June 30, 2020, we recorded realized gain of approximately $6 on 1 investment and realized loss of approximately $2,172 on 3 investments. We recorded a change in unrealized appreciation on 23 investments totaling approximately $4,230 and a change in unrealized depreciation on 80 investments of approximately $67,999. During the six month period ended June 30, 2019, we recorded realized gain of approximately $269 on 2 investments and realized loss of approximately $12 on 1 investment. We recorded a change in unrealized appreciation on 43 investments totaling approximately $5,723 and a change in unrealized depreciation on 21 investments of approximately $4,516.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six month periods ended June 30, 2020 and 2019 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gain (loss) on investments	$(1,986)	$—	$(2,166)	$257
Net change in unrealized appreciation (depreciation) on investments	24,901	(1,088)	(63,769)	1,207
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$22,915	$(1,088)	$(65,935)	$1,464
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and six month periods ended June 30, 2020 and 2019 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(1,986)	$17,696	$—	$(1,657)	$(2,166)	(35,260)	$(12)	$(121)
Second Lien Debt	—	5,012	—	586	—	(28,557)	—	1,141
Equity Investments	—	2,193	—	(17)	—	48	269	187
Total	$(1,986)	$24,901	$—	$(1,088)	$(2,166)	$(63,769)	$257	$1,207

Net change in unrealized appreciation in our investments for the three month period ended June 30, 2020 compared to the comparable period in 2019 was primarily due to lower market yields. Net change in unrealized depreciation in our investments for the six month period ended June 30, 2020 compared to the comparable period in 2019 was primarily due to higher market yields related to the COVID-19 pandemic. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, leverage multiples and borrower ratings, and the impact of exits.
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
While economic activity improved into June 2020, we expect that the pace and magnitude of economic recovery will be uneven, and continued market and business disruption created by the COVID-19 pandemic may impact certain aspects of our liquidity. We saw an unprecedented level of calls for revolver fundings and a slowing in our expected repayments in March, though this activity has moderated during the second quarter and into July. Additionally, we saw credit markets rebound in the second quarter following volatility during March, which resulted in appreciation in the valuations of our investments relative to March 31, 2020. However, the resurgence of coronavirus, record high levels of unemployment and suppressed business activity in the U.S. creates uncertainty in the pace of economic recovery, which may impact the performance of our portfolio companies. Depreciation in the valuations of our investments may adversely impact collateral eligibility, which would reduce the availability under the Facilities. We are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. Our capacity under the Facilities as of June 30, 2020 was well in excess of our unfunded commitments. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
We entered into a revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018 and November 16, 2018 (as amended, the “Subscription Facility”). The maximum principal amount of the Subscription Facility was $150,000 as of June 30, 2020 (reduced from $265,000 as of December 31, 2019), and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2020, with two one-year extension options, subject to the Company’s and the lender’s consent. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest initially at LIBOR plus 1.55% per year. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019. The maximum principal amount of the SPV Credit Facility was $600,000 as of June 30, 2020 and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2024, with one one-year extension option, subject to the SPV's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a step-up based on collateral coverage and asset mix. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”). The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $250,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.95% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
Although we believe that we, the SPV and SPV2 will remain in compliance, there are no assurances that we, the SPV and SPV2 will continue to comply with the covenants in the respective Facilities, as applicable. Failure to comply with these covenants could result in a default under the Subscription Facility, the SPV Credit Facility and/or the SPV2 Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the respective facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Facilities, see Note 5, Borrowings, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
As of June 30, 2020 and December 31, 2019, the Company had $25,615 and $18,937, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$126,551	$23,449	$4,975
SPV Credit Facility	600,000	445,000	155,000	155,000
SPV2 Credit Facility	250,000	120,000	130,000	130,000
Total	$1,000,000	$691,551	$308,449	$289,975

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of June 30, 2020 and December 31, 2019 were 47,532,983 and 35,769,223, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2020 and 2019:

	For the six month periods ended
	June 30, 2020	June 30, 2019
Shares outstanding, beginning of period	35,769,223	14,229,500
Common stock issued	11,763,760	8,943,765
Shares outstanding, end of period	47,532,983	23,173,265
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2020 and December 31, 2019:

	As of
Payment Due by Period	June 30, 2020	December 31, 2019
Less than 1 Year	$126,551	$231,700
1-3 Years	—	—
3-5 Years	445,000	416,500
More than 5 Years	120,000	—
Total	$691,551	$648,200
As of June 30, 2020 and December 31, 2019, $691,551 and $648,200, respectively, of secured borrowings were outstanding under the Facilities. For the three month periods ended June 30, 2020 and 2019, we incurred $5,569 and $3,544, respectively, of interest expense and $272 and $291, respectively, of unused commitment fees. For the six month periods ended

June 30, 2020 and 2019, we incurred $11,954 and $6,426, respectively, of interest expense and $471 and $347, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2020 and December 31, 2019 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2020	December 31, 2019
Unfunded delayed draw commitments	$78,728	$79,156
Unfunded revolving term loan commitments	41,652	54,249
Total unfunded commitments	$120,380	$133,405
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through June 30, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
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
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/

instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
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
All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or private credit rating;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;
•the markets in which the portfolio company does business and recent economic and/or market events; and
•comparisons to comparable transactions and publicly traded securities.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2020 and December 31, 2019.
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

For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3, Fair Value Measurements, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
As of June 30, 2020, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2020 and December 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2020 and December 31, 2019 and based on the terms of our Facilities. Interest expense on our Facilities is calculated using the interest rate as of June 30, 2020 and 2019, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020 and December 31, 2019, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2020			December 31, 2019
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$39,586	$(20,747)	$18,839	$40,344	$(19,382)	$20,962
Up 200 basis points	$23,549	$(13,831)	$9,718	$26,896	$(12,921)	$13,975
Up 100 basis points	$7,557	$(6,916)	$641	$13,448	$(6,461)	$6,987
Down 100 basis points	$(785)	$2,031	$1,246	$(11,620)	$6,461	$(5,159)
Down 200 basis points	$(876)	$2,031	$1,155	$(13,878)	$11,996	$(1,882)
Down 300 basis points	$(876)	$2,031	$1,155	$(14,265)	$11,996	$(2,269)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9, Litigation, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the period ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.1
Loan and Security Agreement, dated as of May 13, 2020, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.*†

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
* Filed herewith
† Information in this exhibit (indicated by brackets) has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.

Dated: August 11, 2020	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)