Form 10-Q
period 2020-09-30
TCG BDC II, Inc.
filed 2020-11-09
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 9, 2020 was 47,532,983.

TCG BDC II, INC.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,715,199 and $1,368,431, respectively)	$1,670,886	$1,370,148
Cash and cash equivalents	28,751	18,937
Deferred financing costs	4,374	3,263
Receivable for investment sold	1,603	6,160
Interest receivable from non-controlled/non-affiliated investments	12,110	12,808
Prepaid expenses and other assets	1,140	2,330
Total assets	$1,718,864	$1,413,646
LIABILITIES
Secured borrowings (Note 5)	$767,734	$648,200
Due to Investment Adviser	465	516
Interest and credit facility fees payable (Note 5)	4,437	4,225
Dividend payable (Note 7)	21,865	17,275
Management and incentive fees payable (Note 4)	6,737	4,904
Administrative service fees payable (Note 4)	57	33
Other accrued expenses and liabilities	1,408	1,384
Total liabilities	802,703	676,537
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 47,532,983 and 35,769,223 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	475	358
Paid-in capital in excess of par value	966,017	736,328
Total distributable earnings (loss)	(50,331)	423
Total net assets	$916,161	$737,109
NET ASSETS PER SHARE	$19.27	$20.61
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$33,371	$21,582	$95,518	$53,468
Other income	964	1,659	7,364	4,024
Total investment income from non-controlled/non-affiliated investments	34,335	23,241	102,882	57,492
Total investment income	34,335	23,241	102,882	57,492
Expenses:
Management fees (Note 4)	3,040	1,718	8,543	4,131
Net investment income incentive fees (Note 4)	3,693	2,424	10,910	5,925
Professional fees	495	153	1,047	488
Administrative service fees (Note 4)	86	31	334	230
Interest expense (Note 5)	4,793	4,140	16,747	10,566
Credit facility fees (Note 5)	804	603	2,053	1,497
Directors’ fees and expenses	55	50	178	146
Other general and administrative	400	400	1,188	951
Total expenses	13,366	9,519	41,000	23,934
Net investment income (loss)	20,969	13,722	61,882	33,558
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1,208)	(104)	(3,374)	153
Currency gains (losses) on non-investment assets and liabilities	(2,251)	—	(1,789)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	17,739	(3,019)	(46,030)	(1,812)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(926)	687	756	687
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	13,354	(2,436)	(50,437)	(972)
Net increase (decrease) in net assets resulting from operations	$34,323	$11,286	$11,445	$32,586
Basic and diluted earnings per common share (Note 7)	$0.72	$0.45	$0.26	$1.60
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	47,532,983	24,910,884	43,203,882	20,371,658
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$61,882	$33,558
Net realized gain (loss) on investments and non-investment assets and liabilities	(5,163)	153
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(45,274)	(1,125)
Net increase (decrease) in net assets resulting from operations	11,445	32,586
Capital transactions:
Common stock issued	229,820	319,943
Dividends declared (Note 10)	(62,213)	(31,405)
Net increase (decrease) in net assets resulting from capital share transactions	167,607	288,538
Net increase (decrease) in net assets	179,052	321,124
Net assets at beginning of period	737,109	289,214
Net assets at end of period	$916,161	$610,338
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,445	$32,586
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,234	861
Net accretion of discount on investments	(5,047)	(2,914)
Paid-in-kind interest	(4,197)	(1,131)
Net realized (gain) loss on investments and non-investment assets and liabilities	5,163	(153)
Net change in unrealized (appreciation) depreciation on investments	46,030	1,812
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(756)	(687)
Cost of investments purchased and change in payable for investments purchased	(470,139)	(571,857)
Proceeds from sales and repayments of investments and change in receivable for investments sold	133,798	79,907
Changes in operating assets:
Interest receivable	698	(6,518)
Prepaid expenses and other assets	1,190	(3,282)
Changes in operating liabilities:
Due to Investment Adviser	(51)	181
Interest and credit facility fees payable	212	1,256
Management and incentive fees payable	1,833	2,122
Administrative service fees payable	24	(12)
Other accrued expenses and liabilities	24	550
Net cash provided by (used in) operating activities	(278,539)	(467,279)
Cash flows from financing activities:
Proceeds from issuance of common stock	229,820	319,943
Borrowings on the Facilities	566,486	572,866
Repayments of the Facilities	(447,985)	(383,800)
Dividends paid in cash	(57,623)	(24,927)
Debt issuance costs paid	(2,345)	(1,890)
Net cash provided by (used in) financing activities	288,353	482,192
Net increase (decrease) in cash and cash equivalents	9,814	14,913
Cash and cash equivalents, beginning of period	18,937	4,245
Cash and cash equivalents, end of period	$28,751	$19,158
Supplemental disclosures:
Interest paid during the period	$16,649	$9,502
Dividends declared during the period	$62,213	$31,405
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (83.39% of fair value)
Airnov, Inc. (Clariant)	^+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	$42,495	$41,873	$42,159	4.60%
Alpine SG, LLC	+#	(2)(3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,215	15,229	1.66
Alpine SG, LLC	#	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,573	1,624	0.18
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.50%	7.50%	1/7/2019	12/21/2021	39,825	39,434	38,333	4.18
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	25,527	25,183	25,479	2.78
Anchor Hocking, LLC	^	(2)(3)	Durable Consumer Goods	L + 11.75%	12.75%	1/25/2019	1/25/2024	10,047	9,816	9,623	1.05
Apptio, Inc.	^+#	(2)(3)(6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	35,541	34,957	35,662	3.89
At Home Holding III, Inc.	+#	(2)(3)(7)	Retail	L + 9.00%	10.00%	6/12/2020	7/27/2022	17,960	17,570	17,641	1.93
Aurora Lux FinCo S.Á.R.L. (Accelya) (Luxembourg)	+#	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	37,313	36,460	34,051	3.72
Avenu Holdings, LLC	+#	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	38,371	37,934	37,815	4.13
Barnes & Noble, Inc.	+	(2)(3)(10)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,967	16,624	15,859	1.73
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	29,733	29,079	29,522	3.22
Central Security Group, Inc.	^	(2)(3)(9)	Consumer Services	L + 5.63%	6.63%	4/5/2018	10/6/2021	2,838	2,758	1,226	0.13
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	37,664	36,931	37,468	4.09
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	14,563	14,423	14,440	1.58
CircusTrix Holdings, LLC	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 6.75% (100% PIK)	7.75%	2/2/2018	12/6/2021	9,757	9,702	7,733	0.84
Cobblestone Intermediate Holdco LLC	^	(2)(3)(6)	Consumer Services	L + 5.00%	6.00%	1/29/2020	1/29/2026	615	609	618	0.07
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	39,748	39,113	39,730	4.34
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(7)	Software	L + 5.25%	6.25%	7/2/2019	7/2/2026	56,920	55,849	57,021	6.22
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	L + 7.25%	8.25%	9/3/2020	7/2/2026	1,902	1,846	1,931	0.21
Derm Growth Partners III, LLC (Dermatology Associates)	^	(2)(3)(9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.25%	2/15/2018	5/31/2022	16,271	16,174	8,287	0.90
Designer Brands Inc.	+#	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	36,363	35,476	36,072	3.94
Diligent Corporation	^	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	580	562	576	0.06
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,959	1,876	1,670	0.18
Ensono, LP	+#	(2)(3)	Telecommunications	L + 5.25%	5.40%	4/30/2018	6/27/2025	8,472	8,410	8,376	0.91
Ensono, LP	+	(2)(3)	Telecommunications	L + 5.75%	5.89%	6/25/2020	6/27/2025	18,176	18,046	17,964	1.96
Ethos Veterinary Health LLC	+#	(2)(3)(6)	Consumer Services	L + 4.75%	4.90%	5/17/2019	5/15/2026	10,813	10,705	10,502	1.15
iCIMS, Inc.	^+#	(2)(3)(6)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	23,930	23,565	23,726	2.59
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 5.75%	6.75%	2/21/2020	11/22/2025	15,712	15,352	14,212	1.55

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Innovative Business Services, LLC	+#	(2)(3)(6)	High Tech Industries	L + 5.50%	6.50%	4/5/2018	4/5/2023	$16,913	$16,589	$16,659	1.82%
Integrity Marketing Acquisition, LLC	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	1/15/2020	8/27/2025	24,314	23,983	24,555	2.68
Integrity Marketing Acquisition, LLC	^	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/7/2020	8/27/2025	—	(108)	160	0.02
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	25,633	25,176	25,414	2.77
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/2/2025	21,217	20,834	21,229	2.33
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	47,744	46,792	40,094	4.38
Liqui-Box Holdings, Inc.	^	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,227	1,204	1,189	0.13
Mailgun Technologies, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	20,042	19,695	19,479	2.13
National Carwash Solutions, Inc.	+#	(2)(3)(6)	Automotive	L + 6.00%	7.00%	8/7/2018	4/28/2023	10,569	10,408	10,324	1.13
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,814	9,714	9,712	1.06
Northland Telecommunications Corporation	^+#	(2)(3)(6)	Media: Broadcasting & Subscription	L + 5.75%	6.75%	10/1/2018	10/1/2025	55,320	54,594	55,784	6.09
Paramit Corporation	+#	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,213	6,186	6,162	0.67
PF Growth Partners, LLC	+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	7/1/2019	7/11/2025	7,313	7,211	6,432	0.70
PPC Flexible Packaging, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.50%	6.50%	11/23/2018	11/23/2024	16,392	16,220	16,220	1.77
Propel Insurance Agency, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	5.25%	4/30/2019	6/1/2024	2,345	2,332	2,321	0.25
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	16,991	16,707	16,764	1.83
Redwood Services Group, LLC	#	(2)(3)(6)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	977	877	990	0.11
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,675	68,600	7.49
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,818	19,503	19,838	2.17
RSC Acquisition, Inc.	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	57,118	56,059	56,163	6.13
Sapphire Convention, Inc. (Smart City)	^+#	(2)(3)	Telecommunications	L + 5.25%	6.25%	11/20/2018	11/20/2025	32,467	31,973	27,444	3.00
Smile Doctors, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,401	23,306	22,465	2.45
Sovos Brands Intermediate, Inc.	+#	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.90%	11/16/2018	11/20/2025	19,748	19,594	19,523	2.13

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
SPay, Inc.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 2.30%, 5.45% PIK	8.75%	6/15/2018	6/17/2024	$21,039	$20,756	$17,052	1.86
Tank Holding Corp.	^	(2)(3)(6)	Capital Equipment	L + 4.00%	4.15%	3/26/2019	3/26/2024	4	4	4	—%
TCFI Aevex LLC	+#	(2)(3)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	23,348	22,918	22,968	2.51
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	^	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£20,420	24,936	25,822	2.82
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	^	(2)(3)(6)(7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£3,377	4,284	4,426	0.48
Trump Card, LLC	^+#	(2)(3)(6)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,613	7,576	7,401	0.81
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	+#	(2)(3)	Automotive	L + 5.50%	6.50%	12/2/2019	12/2/2025	34,730	33,964	34,393	3.75
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,352	19,326	20,764	2.27
US INFRA SVCS Buyer, LLC (AIMS Companies)	^+#	(2)(3)(6)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	53,592	52,287	52,124	5.69
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,975	21,637	20,336	2.22
USLS Acquisition, Inc.	^	(2)(3)(6)	Business Services	L + 5.75%	6.75%	9/3/2020	11/30/2024	—	(23)	(42)	—
VRC Companies, LLC	+#	(2)(3)(6)	Business Services	L + 6.50%	7.50%	1/29/2019	3/31/2023	55,736	55,217	55,736	6.08
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	9/13/2018	9/13/2024	28,215	27,862	25,989	2.84
YLG Holdings, Inc.	+	(2)(3)(6)	Consumer Services	L + 6.25%	7.25%	9/30/2020	11/1/2025	6,070	5,770	5,770	0.63
Zemax Software Holdings, LLC	^+#	(2)(3)(6)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	10,710	10,558	10,568	1.15
Zenith Merger Sub, Inc.	+#	(2)(3)(6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	18,143	17,977	17,935	1.96
First Lien Debt Total									$1,419,688	$1,393,316	152.10%
Second Lien Debt (15.15% of fair value)
Access CIG, LLC	#	(2)(3)	Business Services	L + 7.75%	7.91%	2/14/2018	2/27/2026	$2,700	$2,682	$2,543	0.28%
AI Convoy S.A.R.L (Cobham) (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	30,327	29,690	31,213	3.41
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.66%	2/1/2019	2/1/2027	21,047	20,570	18,317	2.00
Brave Parent Holdings, Inc.	+	(2)(3)	Software	L + 7.50%	8.50%	10/3/2018	4/19/2026	19,062	18,707	18,463	2.02
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.40%	2/11/2020	7/30/2026	18,600	18,129	18,042	1.97
Higginbotham Insurance Agency, Inc.	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	8.50%	12/3/2019	12/19/2025	2,500	2,478	2,500	0.27
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	L + 8.00%	8.15%	6/13/2019	6/18/2027	23,450	23,142	17,278	1.89
Le Tote, Inc.	^	(2)(3)	Retail	L + 8.75%	10.25%	11/8/2019	11/8/2024	22,532	22,077	21,588	2.36
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	L + 7.50%	7.72%	10/23/2018	10/26/2026	4,500	4,491	4,442	0.48

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Pharmalogic Holdings Corp.	^	(2)(3)	Healthcare & Pharmaceuticals	L + 8.00%	9.00%	6/7/2018	12/11/2023	$800	$797	$770	0.08
Quartz Holding Company (QuickBase, Inc.)	+	(2)(3)	Software	L + 8.00%	8.15%	4/2/2019	4/2/2027	11,900	11,696	11,547	1.26
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.86%	3/12/2020	3/12/2028	£20,000	24,716	21,025	2.29
Tank Holding Corp.	^+#	(2)(3)	Capital Equipment	L + 8.25%	8.39%	3/26/2019	3/26/2027	37,380	36,805	37,466	4.09%
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,199	7,808	0.85
World 50, Inc.	^	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,817	9,792	1.07
WP CPP Holdings, LLC (CPP)	+#	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,160	30,296	3.31
Second Lien Debt Total									$273,156	$253,090	27.63%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.47% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$978	0.11%
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	172	259	0.03
BK Intermediate Company, LLC	^	(8)	Healthcare & Pharmaceuticals	5/27/2020	288	288	271	0.03
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	601	0.07
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250	250	280	0.03
GRO Sub Holdco, LLC (Grand Rapids)	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	500	500	—	—
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	556	0.06
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	3/26/2019	424	424	784	0.09
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,717	0.30
Paramit Corporation	^	(8)	Capital Equipment	6/17/2019	150	500	737	0.08
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	2/1/2019	965	965	1,247	0.14
SiteLock Group Holdings, LLC	^	(8)	High Tech Industries	4/5/2018	446	446	560	0.06
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	850	944	0.10
Titan DI Preferred Holdings, Inc. (Drilling Info)	^	(8)	Energy: Oil & Gas	2/11/2020	10,876	10,589	10,550	1.15
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(8)	Automotive	12/2/2019	1,925	1,925	2,368	0.26
USLS Acquisition, Inc.	^	(8)	Business Services	11/30/2018	641	641	560	0.06
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	500	542	0.06

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	$220	$361	0.04%
Zillow Topco LP	^	(8)	Software	6/25/2018	313	312	165	0.02
Equity Investments Total						$22,355	$24,480	2.69%
Total investments—non-controlled/non-affiliated						$1,715,199	$1,670,886	182.42%
Total investments						$1,715,199	$1,670,886	182.42%
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

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2020, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2020. As of September 30, 2020, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.23% and the 180-day LIBOR rate at 0.26%.
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
(6)As of September 30, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Airnov, Inc. (Clariant)	Revolver	0.50%	$4,167	$(30)
American Physician Partners, LLC	Revolver	0.50	550	(22)
Analogic Corporation	Revolver	0.50	2,571	(4)
Apptio, Inc.	Revolver	0.50	2,367	8
Chartis Holding, LLC	Revolver	0.50	2,401	(10)
Chartis Holding, LLC	Delayed Draw	1.00	6,402	(27)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(7)
CircusTrix Holdings, LLC	Delayed Draw	1.00	836	(160)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00%	$117	$—
Comar Holding Company, LLC	Delayed Draw	1.00	2,110	(1)
Comar Holding Company, LLC	Revolver	0.50	2,935	(1)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	5
Diligent Corporation	Delayed Draw	1.00	141	(1)
Diligent Corporation	Revolver	0.50	47	—
Ethos Veterinary Health LLC	Delayed Draw	2.00	2,696	(62)
iCIMS, Inc.	Revolver	0.50	1,252	(10)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	2,580	(195)
Individual FoodService Holdings, LLC	Revolver	0.50	1,600	(121)
Innovative Business Services, LLC	Revolver	0.50	1,338	(18)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	600	6
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	8,000	160
K2 Insurance Services, LLC	Revolver	0.50	2,290	(17)
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	(12)
Kaseya, Inc.	Delayed Draw	1.00	1,786	1
Kaseya, Inc.	Delayed Draw	0.50	882	—
Kaseya, Inc.	Revolver	0.50	787	—
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	3,379	(480)
Lifelong Learner Holdings, LLC	Revolver	0.50	2,754	(391)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,403	(20)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(35)
National Carwash Solutions, Inc.	Delayed Draw	1.00	2,528	(47)
National Carwash Solutions, Inc.	Revolver	0.50	5	—
Northland Telecommunications Corporation	Revolver	0.50	1,702	13
Northland Telecommunications Corporation	Revolver	0.50	1,944	15
PF Growth Partners, LLC	Delayed Draw	1.00	823	(89)
PPC Flexible Packaging, LLC	Revolver	0.50	881	(9)
Redwood Services Group, LLC	Delayed Draw	4.25	2,500	10
RSC Acquisition, Inc.	Delayed Draw	1.00	413	(7)
RSC Acquisition, Inc.	Revolver	0.50	1,824	(29)
Smile Doctors, LLC	Delayed Draw	1.00	414	(16)
Smile Doctors, LLC	Revolver	0.50	424	(16)
SPay, Inc.	Revolver	0.50	664	(122)
Tank Holding Corp.	Revolver	0.38	43	—
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	Delayed Draw	1.69	587	(12)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Trump Card, LLC	Revolver	0.50	635	(16)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Revolver	0.50	4,550	(96)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Delayed Draw	1.00	11,729	(246)
USLS Acquisition, Inc.	Delayed Draw	0.50	591	(42)
USLS Acquisition, Inc.	Revolver	0.50	946	(68)
VRC Companies, LLC	Delayed Draw	0.75	1,592	—
YLG Holdings, Inc.	Delayed Draw	1.00	3,930	(118)
Zemax Software Holdings, LLC	Revolver	0.50	642	(8)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,996	(29)
Zenith Merger Sub, Inc.	Revolver	0.50	609	(6)
Total unfunded commitments			$105,779	$(2,382)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $24,480, or 2.69% of the Company's net assets.
(9)Loan was on non-accrual status as of September 30, 2020.
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
(11)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio investment.
As of September 30, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,316,819	$1,291,216	77.27%
First Lien/Last Out Debt	102,869	102,100	6.11
Second Lien Debt	273,156	253,090	15.15
Equity Investments	22,355	24,480	1.47
Total	$1,715,199	$1,670,886	100.00%
The rate type of debt investments at fair value as of September 30, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	1,663,701	1,615,850	98.14%
Fixed Rate	29,143	30,556	1.86%
Total	$1,692,844	$1,646,406	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of September 30, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$114,910	$101,755	6.09%
Automotive	46,297	47,085	2.82
Banking, Finance, Insurance & Real Estate	159,076	161,755	9.68
Beverage, Food & Tobacco	71,835	69,120	4.14
Business Services	197,315	190,368	11.39
Capital Equipment	70,120	71,770	4.30
Chemicals, Plastics & Rubber	27,862	25,989	1.56
Construction & Building	29,079	29,522	1.77
Consumer Services	19,842	18,116	1.08
Containers, Packaging & Glass	101,690	103,262	6.18
Durable Consumer Goods	9,816	9,623	0.58
Energy: Oil & Gas	38,432	38,304	2.29
Environmental Industries	52,287	52,124	3.12
Healthcare & Pharmaceuticals	80,499	70,126	4.20
High Tech Industries	94,236	94,988	5.68
Hotel, Gaming & Leisure	58,239	49,534	2.96
Media: Broadcasting & Subscription	54,594	55,784	3.34
Media: Diversified & Production	68,675	68,600	4.11
Retail	91,747	91,160	5.46
Software	208,623	207,854	12.43
Sovereign & Public Finance	38,106	38,074	2.28
Telecommunications	58,991	54,360	3.25
Transportation: Cargo	7,576	7,401	0.44
Wholesale	15,352	14,212	0.85
Total	$1,715,199	$1,670,886	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2020
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of September 30, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$72,368	$73,672	4.41%
Cyprus	19,326	20,764	1.24
Luxembourg	36,460	34,051	2.04
United Kingdom	93,340	92,198	5.52
United States	1,493,705	1,450,201	86.79
Total	$1,715,199	$1,670,886	100.00%
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
As of September 30, 2020
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the three month and nine month periods ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the fair value of the loans in the portfolio with PIK provisions was $105,313 and $82,643, respectively, which represented approximately 6.3% and 6.0%, respectively, of total investments at fair value. For the three and nine month periods ended September 30, 2020, the Company earned $1,353 and $2,496, respectively, in PIK income, included in interest income in the Consolidated Statements of Operations. For the three and nine month periods ended September 30, 2019, the Company earned $343 and $1,024, respectively, in PIK income, included in interest income in the accompanying Consolidated Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine month periods ended September 30, 2020, the Company earned $964 and $7,364, respectively, in other income, primarily from amendment and underwriting fees. For the three and nine month periods ended September 30, 2019, the Company earned $1,659 and $4,024, respectively, in other income, primarily from underwriting and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2020 and December 31, 2019, the fair value of loans on non-accrual status was $9,513 and $11,469, which represented approximately 0.6% and 0.8% of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2020 and December 31, 2019 and for the periods then ended.
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

Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of both September 30, 2020 and December 31, 2019, $1,500 of initial organization and offering costs had been incurred by the Company and $629 of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs were amortized over one year.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2020 and December 31, 2019.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2020 and 2019, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,393,316	$1,393,316
Second Lien Debt	—	—	253,090	253,090
Equity Investments	—	—	24,480	24,480
Total	$—	$—	$1,670,886	$1,670,886

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,159,906	$1,159,906
Second Lien Debt	—	—	197,732	197,732
Equity Investments	—	—	12,510	12,510
Total	$—	$—	$1,370,148	$1,370,148

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,316,022	$244,979	$23,284	$1,584,285
Purchases	82,827	—	357	83,184
Sales	(6,016)	—	—	(6,016)
Paydowns	(8,595)	—	—	(8,595)
Accretion of discount	1,335	156	6	1,497
Net realized gains (losses)	(1,208)	—	—	(1,208)
Net change in unrealized appreciation (depreciation)	8,951	7,955	833	17,739
Balance, end of period	$1,393,316	$253,090	$24,480	$1,670,886
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$7,877	$7,955	$833	$16,665

	Financial Assets
	For the nine month period ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,159,906	$197,732	$12,510	$1,370,148
Purchases	372,727	90,512	11,075	474,314
Sales	(24,295)	—	—	(24,295)
Paydowns	(89,692)	(15,232)	—	(104,924)
Accretion of discount	4,353	680	14	5,047
Net realized gains (losses)	(3,374)	—	—	(3,374)
Net change in unrealized appreciation (depreciation)	(26,309)	(20,602)	881	(46,030)
Balance, end of period	$1,393,316	$253,090	$24,480	$1,670,886
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(27,065)	$(20,342)	$881	$(46,526)

	Financial Assets
	For the three month period ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$650,422	$131,509	$8,620	$790,551
Purchases	188,855	39,127	681	228,663
Sales	—	—	—	—
Paydowns	(4,859)	(9,498)	—	(14,357)
Accretion of discount	999	141	—	1,140
Net realized gains (losses)	(104)	—	—	(104)
Net change in unrealized appreciation (depreciation)	(3,300)	(757)	1,038	(3,019)
Balance, end of period	$832,013	$160,522	$10,339	$1,002,874
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(3,300)	$(732)	$1,038	$(2,994)

	Financial Assets
	For the nine month period ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$438,742	$66,207	$5,478	$510,427
Purchases	446,695	120,570	3,853	571,118
Sales	(10,942)	—	(486)	(11,428)
Paydowns	(41,250)	(27,248)	—	(68,498)
Accretion of discount	2,305	609	—	2,914
Net change in unrealized appreciation (depreciation)	(3,421)	384	1,225	(1,812)
Net realized gains (losses)	(116)	—	269	153
Balance, end of period	$832,013	$160,522	$10,339	$1,002,874
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$(3,514)	$462	$1,225	$(1,827)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2020 and December 31, 2019:

	Fair Value as of September 30, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,228,569	Discounted Cash Flow	Discount Rate	4.52%	14.44%	8.36%
	156,461	Consensus Pricing	Indicative Quotes	43.20	99.20	97.10
	8,286	Income Approach	Discount Rate	13.33%	13.33%	13.33%
		Market Approach	Comparable Multiple	8.07x	8.07x	8.07x
Total First Lien Debt	1,393,316
Investments in Second Lien Debt	198,663	Discounted Cash Flow	Discount Rate	8.23%	14.61%	10.88%
	54,427	Consensus Pricing	Indicative Quotes	76.70	95.81	85.10
Total Second Lien Debt	253,090
Investments in Equity	24,480	Income Approach	Discount Rate	7.25%	10.94%	9.05%
		Market Approach	Comparable Multiple	6.66x	16.41x	10.55x
Total Equity Investments	24,480
Total Level 3 Investments	$1,670,886

	Fair Value as of December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$850,376	Discounted Cash Flow	Discount Rate	4.04%	16.36%	7.52%
	309,530	Consensus Pricing	Indicative Quotes	77.94	100.00	98.13
Total First Lien Debt	1,159,906
Investments in Second Lien Debt	138,007	Discounted Cash Flow	Discount Rate	7.40%	9.76%	8.64%
	59,725	Consensus Pricing	Indicative Quotes	97.50	98.31	98.03
Total Second Lien Debt	197,732
Investments in Equity	12,510	Income Approach	Discount Rate	7.76%	12.09%	7.94%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.22x
Total Equity Investments	12,510
Total Level 3 Investments	$1,370,148
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

Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$767,734	$767,734	$648,200	$648,200
Total	$767,734	$767,734	$648,200	$648,200
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

Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2020 and 2019:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Base management fees	$3,040	$1,718	$8,543	$4,131
Incentive fees on pre-incentive fee net investment income	3,693	2,424	10,910	5,925
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	3,693	2,424	10,910	5,925
Total base management fees and incentive fees	$6,733	$4,142	$19,453	$10,056
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
As of September 30, 2020 and December 31, 2019, $6,737 and $4,904, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine month periods ended September 30, 2020, the Company incurred $86 and $334, respectively, in fees under the Administration Agreement. For the three and nine month periods ended September 30, 2019, the Company incurred $31 and $230, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of

September 30, 2020 and December 31, 2019, $57 and $33, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine month periods ended September 30, 2020, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $174 and $520, respectively. For the three and nine month periods ended September 30, 2019, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $217 and $587, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, $826 and $1,033, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and nine month periods ended September 30, 2020, TCG earned $0 and $984, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. For the three and nine month periods ended September 30, 2019, TCG earned $287 and $931, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. TCG paid these amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and nine month periods ended September 30, 2020, the Company incurred $55 and $178, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the three and nine month periods ended September 30, 2019, the Company incurred $50 and $146, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of September 30, 2020, $55 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. There were no unpaid amounts as of December 31, 2019.
5. BORROWINGS
The Company, the SPV and SPV 2 are party to the Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2020 and December 31, 2019, asset coverage was 219.33% and 213.72%, respectively, and the Company and the SPVs were in compliance with all covenants and other requirements under the Facilities as of September 30, 2020 and December 31, 2019. Below is a summary of the borrowings and repayments under the Facilities for the three month and nine month periods ended September 30, 2020 and 2019.

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Outstanding borrowing, beginning of period	$691,551	$325,000	$648,200	$217,700
Borrowings	164,953	261,266	566,486	572,866
Repayments	(91,485)	(179,500)	(447,985)	(383,800)
Foreign currency translation	2,715	—	1,033	—
Outstanding borrowing, end of period	$767,734	$406,766	$767,734	$406,766
Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020. As of September 30, 2020, the Subscription Facility provides for secured borrowings of $150,000 (reduced from $265,000 as of December 31, 2019). On October 2, 2020, the Company entered into an amendment of the Subscription Facility, in connection with which the maximum principal amount was reduced to $75,000 and the maturity date was extended from October 3, 2020 to October 3, 2022. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. As of September 30, 2020, the interest rate for borrowings under the Subscription Facility was LIBOR plus 1.55% per year. Pursuant to the October 2, 2020 amendment, pricing was amended to LIBOR plus 1.95%. The Company also pays a fee of 0.25% per year on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019. The SPV Credit Facility provides for secured borrowings of $600,000 (increased from $300,000 at the closing of the facility on April 1, 2019), subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2022, and a maturity date of April 1, 2024, with one one-year extension option, subject to the Company's and lender's consent. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a 0.45% step-up based on collateral coverage and asset mix. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $250,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.95%. SPV2 is pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

Summary of Facilities
The Facilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$72,974	$77,026	$62,992
SPV Credit Facility	600,000	498,760	101,240	101,240
SPV2 Credit Facility	250,000	196,000	54,000	15,343
Total	$1,000,000	$767,734	$232,266	$179,575

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine month periods ended September 30, 2020 and 2019, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$4,793	$4,140	$16,747	$10,566
Facility unused commitment fee	348	289	819	636
Amortization of deferred financing costs	456	314	1,234	861
Total interest expense and credit facility fees	$5,597	$4,743	$18,800	$12,063
Cash paid for interest expense	$4,908	$4,143	$16,649	$9,502

Average principal debt outstanding	$732,764	$423,519	$695,356	$350,166
Weighted average interest rate	2.56%	3.83%	3.16%	3.98%
As of September 30, 2020 and December 31, 2019, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2020	December 31, 2019
Interest expense payable	$4,153	$3,988
Unused commitment fees payable	284	237
Total interest expense and credit facility fees payable	$4,437	$4,225
Weighted average interest rate (1)	2.64%	3.91%
(1) Based on floating LIBOR rates.

6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2020 and December 31, 2019:

	As of
Payment Due by Period	September 30, 2020	December 31, 2019
Less than 1 Year	$72,974	$231,700
1-3 Years	—	—
3-5 Years	498,760	416,500
More than 5 Years	196,000	—
Total	$767,734	$648,200
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2020 and December 31, 2019 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2020	December 31, 2019
Unfunded delayed draw commitments	$59,203	$79,156
Unfunded revolving commitments	46,576	54,249
Total unfunded commitments	$105,779	$133,405
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the three month period ended September 30, 2020, the Company did not issue any shares. The following table summarizes capital activity during the three month period ended September 30, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	47,532,983	$475	$966,017	$1,270	$(1,555)	$(62,504)	$903,703
Common stock issued	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	20,969	—	—	20,969
Net realized gain (loss)	—	—	—	—	(3,459)	—	(3,459)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	17,739	17,739
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(926)	(926)
Dividends declared	—	—	—	(21,865)	—	—	(21,865)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	47,532,983	$475	$966,017	$374	$(5,014)	$(45,691)	$916,161

During the nine month period ended September 30, 2020, the Company issued 11,763,760 shares for $229,820. The following table summarizes capital activity during the nine month period ended September 30, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	11,763,760	117	229,703	—	—	—	229,820
Net investment income (loss)	—	—	—	61,882	—	—	61,882
Net realized gain (loss)	—	—	—	—	(5,163)	—	(5,163)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(46,030)	(46,030)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	756	756
Dividends declared	—	—	—	(62,213)	—	—	(62,213)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, end of period	47,532,983	$475	$966,017	$374	$(5,014)	$(45,691)	$916,161
During the three month period ended September 30, 2019, the Company issued 6,528,536 shares for $135,005. The following table summarizes capital activity during the three month period ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	23,173,265	$232	$476,448	$1,533	$233	$(1,376)	$477,070
Common stock issued	6,528,536	65	134,940	—	—	—	135,005
Net investment income (loss)	—	—	—	13,722	—	—	13,722
Net realized gain (loss)	—	—	—	—	(104)	—	(104)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(3,019)	(3,019)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	687	687
Dividends declared	—	—	—	(13,023)	—	—	(13,023)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	29,701,801	$297	$611,388	$2,232	$129	$(3,708)	$610,338

During the nine month period ended September 30, 2019, the Company issued 15,472,301 shares for $319,943. The following table summarizes capital activity during the nine month period ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	14,229,500	$142	$291,820	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	15,472,301	155	319,788	—	—	—	319,943
Net investment income (loss)	—	—	—	33,558	—	—	33,558
Net realized gain (loss)	—	—	—	—	153	—	153
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,812)	(1,812)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	687	687
Dividends declared	—	—	—	(31,405)	—	—	(31,405)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(220)	220	—	—	—
Balance, end of period	29,701,801	$297	$611,388	$2,232	$129	$(3,708)	$610,338
    The following table summarizes total shares issued and proceeds received related to capital activity during the nine month period ended September 30, 2020:

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
Subscription and share issuance transactions during the nine month periods ended September 30, 2020 and 2019 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the nine month periods ended September 30, 2020 and 2019, such transactions increased net asset value by $0.01 per share and $0.11 per share, respectively.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net increase (decrease) in net assets resulting from operations	$34,323	$11,286	$11,445	$32,586
Weighted-average common shares outstanding	47,532,983	24,910,884	43,203,882	20,371,658
Basic and diluted earnings per common share	$0.72	$0.45	$0.26	$1.60
The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2020 and 2019:

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Per Share Data:
Net asset value per share, beginning of period	$20.61	$20.32
Net investment income (loss) (1)	1.43	1.65
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.34)	(0.05)
Net increase (decrease) in net assets resulting from operations	0.09	1.60
Dividends declared (2)	(1.44)	(1.48)
Effect of offering price of subscriptions (3)	0.01	0.11
Net asset value per share, end of period	$19.27	$20.55

Number of shares outstanding, end of period	47,532,983	29,701,801
Total return based on net asset value (4)	0.49%	8.42%
Net assets, end of period	$916,161	$610,338
Ratio to average net assets (5):
Expenses before incentive fees	3.51%	3.03%
Expenses after incentive fees	4.78%	4.02%
Net investment income (loss)	7.22%	5.64%
Interest expense and credit facility fees	2.19%	2.03%
Ratios/Supplemental Data:
Asset coverage, end of period	219.33%	250.30%
Portfolio turnover	7.76%	10.31%
Total committed capital, end of period	$1,227,312	$1,227,687
Ratio of total contributed capital to total committed capital, end of period	78.84%	49.91%
Weighted-average shares outstanding	43,203,882	20,371,658
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
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the nine month periods ended September 30, 2020 and 2019 is inclusive of $0.01 and $0.11, respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 0.44% and 7.87%, respectively, (refer to Note 7, Net Assets, to these consolidated financial statements).
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2020 and December 31, 2019, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2020 and September 30, 2019.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company elected a tax year-end of June 30.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2020 to September 30, 2020 and for the period from July 1, 2019 to September 30, 2019 was as follows:

	For the period from July 1, 2020 to September 30, 2020	For the period from July 1, 2019 to September 30, 2019
Ordinary income	$20,969	$13,023
Tax return of capital	—	—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.

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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2020, and elsewhere in this Form 10-Q.
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2020. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2020 and December 31, 2019.

	As of
	September 30, 2020	December 31, 2019
Number of investments	103	87
Number of portfolio companies	80	68
Number of industries	24	21
Number of sponsors	45	45
Percentage of total investment fair value:
First Lien Debt (excluding First Lien/Last Out Debt)	77.27%	82.03%
First Lien/Last Out Debt	6.11%	2.63%
Second Lien Debt	15.15%	14.43%
Total secured debt	98.53%	99.09%
Equity investments	1.47%	0.91%
Percentage of debt investment fair value:
Floating rate (1)	98.1%	98.6%
Fixed interest rate	1.9%	1.4%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended September 30, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2020	September 30, 2019
Investments:
Total investments, beginning of period	$1,646,337	$791,927
New investments purchased	83,184	228,663
Net accretion of discount on investments	1,497	1,140
Net realized gain (loss) on investments	(1,208)	(104)
Investments sold or repaid	(14,611)	(14,357)
Total Investments, end of period	$1,715,199	$1,007,269
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out Debt)	$84,406	$175,365
First Lien/Last Out Debt	—	17,860
Second Lien Debt	—	39,500
Equity Investments	358	681
Total	$84,764	$233,406
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out Debt)	$(15,315)	$(4,859)
First Lien/Last Out Debt	(684)	—
Second Lien Debt	—	(9,498)
Total	$(15,999)	$(14,357)
Number of new funded investments	7	11
Average amount of new funded investments	$6,787	$20,788
Percentage of new funded debt investments at floating interest rates	100%	91%
Percentage of new funded debt investments at fixed interest rates	—%	9%
As of September 30, 2020 and December 31, 2019, investments consisted of the following:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,316,819	$1,291,216	$1,123,859	$1,123,850
First Lien/Last Out Debt	102,869	102,100	36,110	36,056
Second Lien Debt	273,156	253,090	197,196	197,732
Equity Investments	22,355	24,480	11,266	12,510
Total	$1,715,199	$1,670,886	$1,368,431	$1,370,148
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	7.34%	7.48%	8.06%	8.06%
First Lien/Last Out Debt	8.94%	9.01%	9.63%	9.65%
First Lien Debt Total	7.46%	7.59%	8.11%	8.11%
Second Lien Debt	9.20%	9.93%	10.24%	10.21%
First and Second Lien Debt Total	7.74%	7.95%	8.42%	8.42%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2020 and December 31, 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased from 8.42% to 7.74% from December 31, 2019 to September 30, 2020, primarily due to the decrease in LIBOR.
As of September 30, 2020 and December 31, 2019, two and one of our debt investments were on non-accrual status. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2020 and December 31, 2019. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,661,373	99.43%	$1,358,679	99.16%
Non-accrual (1)	9,513	0.57%	11,469	0.84%
Total	$1,670,886	100.00%	$1,370,148	100.00%
(1) For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of September 30, 2020 and December 31, 2019 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on categories, which we refer to as “Internal Risk Ratings”. During the second quarter of 2020, our Investment Advisor reevaluated and revised its Internal Risk Ratings and policies across the Carlyle Direct Lending platform to more appropriately assess portfolio risk across all market conditions, including the current COVID-19 environment. The revised methodology incorporates greater focus on expectations for future company performance and industry outlook, and creates greater consistency in risk rating assignment across all investments by removing from the ratings methodology the direct tie of historical financial results to the “base case” projections derived at the time of our initial investment. Under the revised methodology, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each debt investment in our portfolio, compared to Internal Risk Ratings of 1 – 6 under the legacy methodology. Key drivers of internal risk ratings used in the revised methodology are substantially the same as the legacy methodology, including financial metrics, financial covenants, liquidity and enterprise value coverage.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2020. Given the forward-looking nature of certain elements of the revised methodology, it is impracticable to recast the risk ratings for the portfolio as of December 31, 2019 using the revised methodology.

	September 30, 2020
	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$52.7	3.20%
Internal Risk Rating 2	1,278.1	77.63
Internal Risk Rating 3	306.0	18.59
Internal Risk Rating 4	—	—
Internal Risk Rating 5	9.5	0.58
Total	$1,646.4	100.00%
As of September 30, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2, and two of our debt investments, with an aggregate fair value of $9.5 million, were assigned an Internal Risk Rating of 4 or 5.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2020 and 2019
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three and nine month periods ended September 30, 2020 and 2019 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
First Lien Debt	$27,757	$17,819	$81,524	$45,118
Second Lien Debt	6,217	5,422	20,426	12,374
Equity Investments	358	—	876	—
Cash	3	—	56	—
Total investment income	$34,335	$23,241	$102,882	$57,492
The increase in investment income for the three month and nine month periods ended September 30, 2020 from the comparable periods in 2019 was primarily driven by our deployment of capital and increasing invested balance, offset by decreased weighted average LIBOR. The size of our portfolio increased to $1,715,199 as of September 30, 2020 from $1,007,269 as of September 30, 2019 at amortized cost. As of September 30, 2020, the weighted average yield of our first and second lien debt investments decreased to 7.74% from 8.87% as of September 30, 2019, on amortized cost primarily due to the decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2020 and for the period then ended, two of our first lien debt investments were on non-accrual status. The fair value of loans in the portfolio on non-accrual status was $9,513, which represents approximately 0.6% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of September 30, 2019, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.

Net investment income for the three and nine month periods ended September 30, 2020 and 2019 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total investment income	$34,335	$23,241	$102,882	$57,492
Total expenses	13,366	9,519	41,000	23,934
Net investment income (loss)	$20,969	$13,722	$61,882	$33,558
Expenses
Expenses for the three and nine month periods ended September 30, 2020 and 2019 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Management fees	$3,040	$1,718	8,543	4,131
Net investment income incentive fees	3,693	2,424	10,910	5,925
Professional fees	495	153	1,047	488
Administrative service fees	86	31	334	230
Interest expense	4,793	4,140	16,747	10,566
Credit facility fees	804	603	2,053	1,497
Directors’ fees and expenses	55	50	178	146
Other general and administrative	400	400	1,188	951
Total expenses	$13,366	$9,519	$41,000	$23,934
Interest expense and credit facility fees for the three and nine month periods ended September 30, 2020 and 2019 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest expense	$4,793	$4,140	$16,747	$10,566
Facility unused commitment fee	348	289	819	636
Amortization of deferred financing costs	456	314	1,234	861
Total interest expense and credit facility fees	$5,597	$4,743	$18,800	$12,063
Cash paid for interest expense	$4,908	$4,143	$16,649	$9,502
The increase in interest expense for the three month and nine month periods ended September 30, 2020 compared to the comparable periods in 2019 was driven by increased draws under the Facilities related to increased deployment of capital for investments. For the three month period ended September 30, 2020, the average interest rate decreased to 2.56% from 3.83% for the comparable period in 2019, and average principal debt outstanding increased to $732,764 from $423,519 for the comparable period in 2019. For the nine month period ended September 30, 2020, the average interest rate decreased to 3.16% from 3.98% for the comparable period in 2019, and average principal debt outstanding increased to $695,356 from $350,166 for the comparable period in 2019.

Below is a summary of the base management fees and incentive fees during the three and nine month periods ended September 30, 2020 and 2019:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Base management fees	$3,040	$1,718	$8,543	$4,131
Incentive fees on pre-incentive fee net investment income	3,693	2,424	10,910	5,925
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	3,693	2,424	10,910	5,925
Total base management fees and incentive fees	$6,733	$4,142	$19,453	$10,056
The increase in management fees and incentive fees for the three month and nine month periods ended September 30, 2020 from the comparable periods in 2019 was driven by our increased deployment of capital. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended September 30, 2020, we recorded realized gain of approximately $25 on 2 investments and realized loss of approximately $1,233 on 1 investment. We recorded a change in unrealized appreciation on 82 investments totaling approximately $25,464 and a change in unrealized depreciation on 19 investments of approximately $7,725. During the three month period ended September 30, 2019, we recorded no realized gain and realized loss of approximately $104 on 2 investments. We recorded a change in unrealized appreciation on 41 investments totaling approximately $3,710 and a change in unrealized depreciation on 37 investments of approximately $6,729.
During the nine month period ended September 30, 2020, we recorded realized gain of approximately $31 on 3 investments and realized loss of approximately $3,405 on 4 investments. We recorded a change in unrealized appreciation on 43 investments totaling approximately $12,344 and a change in unrealized depreciation on 61 investments of approximately $58,374. During the nine month period ended September 30, 2019, we recorded realized gain of approximately $269 on 2 investments and realized loss of approximately $116 on 3 investments. We recorded a change in unrealized appreciation on 53 investments totaling approximately $7,502 and a change in unrealized depreciation on 28 investments of approximately $9,314.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net realized gain (loss) on investments	$(1,208)	$(104)	$(3,374)	$153
Net change in unrealized appreciation (depreciation) on investments	17,739	(3,019)	(46,030)	(1,812)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$16,531	$(3,123)	$(49,404)	$(1,659)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(1,208)	$8,951	$(104)	$(3,300)	$(3,374)	(26,309)	$(116)	$(3,421)
Second Lien Debt	—	7,955	—	(757)	—	(20,602)	—	384
Equity Investments	—	833	—	1,038	—	881	269	1,225
Total	$(1,208)	$17,739	$(104)	$(3,019)	$(3,374)	$(46,030)	$153	$(1,812)

Net change in unrealized appreciation in our investments for the three month period ended September 30, 2020 compared to the comparable period in 2019 was primarily due to lower market yields. Net change in unrealized depreciation in our investments for the nine month period ended September 30, 2020 compared to the comparable period in 2019 was primarily due to higher market yields related to the COVID-19 pandemic. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, leverage multiples and borrower ratings, and the impact of exits.
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
While economic activity continued to improve through the third quarter of 2020, the dispersion in performance across industries and geographies has been substantial. However, anxiety over second and third coronavirus infection "waves", seesawing stimulus negotiations, continued pressure from heightened unemployment, and increasing political divisiveness and unrest leading up to the November 2020 elections have created significant uncertainty around the direction of future economic growth. Therefore, we expect that the pace and magnitude of economic recovery will be uneven, and continued market and business disruption created by the COVID-19 pandemic may impact certain aspects of our liquidity. Depreciation in the valuations of our investments may adversely impact collateral eligibility, which would reduce the availability under the Facilities. We are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. Our capacity under the Facilities as of September 30, 2020 was well in excess of our unfunded commitments. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
We entered into a revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of September 30, 2020, the maximum principal amount of the Subscription Facility was $150,000 (reduced from $265,000 as of December 31, 2019). On October 2, 2020, the Company entered into an amendment of the Subscription Facility, in connection with which the maximum principal amount was reduced to $75,000 and the maturity date was extended from October 3, 2020 to October 3, 2022. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. As of September 30, 2020, the interest rate for borrowings under the Subscription Facility was LIBOR plus 1.55% per year. Pursuant to the October 2, 2020 amendment, pricing was amended to LIBOR plus 1.95%. The Company also pays a fee of 0.25% per year on undrawn amounts under the Subscription Facility. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019. The maximum principal amount of the SPV Credit Facility was $600,000 as of September 30, 2020 and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2022, and a maturity date of April 1, 2024, with one one-year extension option, subject to the SPV's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a step-up based on collateral coverage and asset mix. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
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
As of September 30, 2020 and December 31, 2019, the Company had $28,751 and $18,937, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$150,000	$72,974	$77,026	$62,992
SPV Credit Facility	600,000	498,760	101,240	101,240
SPV2 Credit Facility	250,000	196,000	54,000	15,343
Total	$1,000,000	$767,734	$232,266	$179,575

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of September 30, 2020 and December 31, 2019 were 47,532,983 and 35,769,223, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2020 and 2019:

	For the nine month periods ended
	September 30, 2020	September 30, 2019
Shares outstanding, beginning of period	35,769,223	14,229,500
Common stock issued	11,763,760	15,472,301
Shares outstanding, end of period	47,532,983	29,701,801
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2020 and December 31, 2019:

	As of
Payment Due by Period	September 30, 2020	December 31, 2019
Less than 1 Year	$72,974	$231,700
1-3 Years	—	—
3-5 Years	498,760	416,500
More than 5 Years	196,000	—
Total	$767,734	$648,200
As of September 30, 2020 and December 31, 2019, $767,734 and $648,200, respectively, of secured borrowings were outstanding under the Facilities. For the three month periods ended September 30, 2020 and 2019, we incurred $4,793 and $4,140, respectively, of interest expense and $348 and $289, respectively, of unused commitment fees. For the nine month periods ended September 30, 2020 and 2019, we incurred $16,747 and $10,566, respectively, of interest expense and $819 and $636, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2020 and December 31, 2019 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2020	December 31, 2019
Unfunded delayed draw commitments	$59,203	$79,156
Unfunded revolving commitments	46,576	54,249
Total unfunded commitments	$105,779	$133,405

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through September 30, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2020 and December 31, 2019.
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
Interest Rate Risk
As of September 30, 2020, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2020 and December 31, 2019, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2020 and December 31, 2019 and based on the terms of our Facilities. Interest expense on our Facilities is calculated using the interest rate as of September 30, 2020 and 2019, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020 and December 31, 2019, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2020			December 31, 2019
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$38,729	$(23,029)	$15,700	$40,344	$(19,382)	$20,962
Up 200 basis points	$22,027	$(15,353)	$6,674	$26,896	$(12,921)	$13,975
Up 100 basis points	$5,390	$(7,676)	$(2,286)	$13,448	$(6,461)	$6,987
Down 100 basis points	$(356)	$1,908	$1,552	$(11,620)	$6,461	$(5,159)
Down 200 basis points	$(356)	$1,908	$1,552	$(13,878)	$11,996	$(1,882)
Down 300 basis points	$(356)	$1,908	$1,552	$(14,265)	$11,996	$(2,269)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.1	Fourth Amendment, dated as of October 2, 2020, to the Revolving Credit Agreement among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, Bank of America, N.A. as administrative agent.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.

Dated: November 9, 2020	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)