Form 10-K
period 2020-12-31
TCG BDC II, Inc.
filed 2021-02-26
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 814-01248
TCG BDC II, INC.
(Exact name of Registrant as specified in its charter)

Maryland	81-5320146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Vanderbilt Avenue, Suite 3400, New York, NY 10017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, there was no established public market for the registrant's common stock.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 26, 2021 was 49,062,820.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;
•the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;
•the impact of fluctuations in interest rates, including changes in or the discontinuation of LIBOR, on our business;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;
•the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
•our ability to recover unrealized losses;
•market conditions and our ability to access alternative debt markets and additional debt and equity capital and the impact of the COVID-19 pandemic thereon;
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
•the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;
•the ability to consummate acquisitions;
•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
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

PART I
In this Form 10-K, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “BDC II” refer to TCG BDC II, Inc., a Maryland corporation, and its consolidated subsidiary;
•the term "SPV" refers to TCG BDC II SPV LLC, our wholly owned and consolidated subsidiary;
•the term "SPV2" (collectively with the SPV, the "SPVs") refers to TCG BDC II SPV 2 LLC, our wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (formerly, The Carlyle Group L.P.) (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;
•the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;
•the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C., our investment adviser, a wholly owned and consolidated subsidiary of Carlyle; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1. Business
We are an externally managed specialty finance company whose primary focus is making directly originated loans to middle market companies. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group Inc. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
Our investment objective is to generate attractive risk-adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. See Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—Our investments are risky and speculative”.
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
Our Investment Adviser
Our investment activities are managed by our Investment Adviser. The principal executive offices of our Investment Adviser are located at One Vanderbilt Avenue, Suite 3400, New York, NY 10017, with additional offices in Chicago, Boston and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring investments and monitoring investments on an ongoing basis.
Our Investment Adviser is served by origination, capital markets, underwriting and portfolio management teams comprised of experienced investment professionals across Carlyle's Global Credit segment, as defined below. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 33-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
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
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2020, our Investment Adviser’s investment team included a team of more than 170 investment professionals across the Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Investment Solutions. With $246 billion of assets under management (“AUM”) as of December 31, 2020, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs 1,825 employees, including 678 investment professionals in 29 offices across five continents, and serves more than 2,650 active carry fund investors from 95 countries.
Carlyle’s Global Credit segment, which currently has $55.9 billion in assets under management, advises a group of 71 active funds that pursue investment strategies across the credit spectrum, including liquid credit, illiquid credit, and real assets credit. Since the establishment of Global Credit in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. In 2020, Carlyle hired several new senior investment professionals to continue to build Global Credit’s investment breadth and geographical presence.
Primary areas of focus for Carlyle’s Global Credit segment include:
Liquid Credit
•Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2020, Carlyle closed three new U.S. CLOs and one CLO in Europe with a total of $1.3 billion and $0.6 billion, respectively, of AUM at December 31, 2020. As of December 31, 2020, Carlyle’s loans and structured credit team advised 52 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $29.4 billion in AUM.
Illiquid Credit
•Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in first lien loans (which include unitranche, “first out” and “last out” loans) and second lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. In 2020, Carlyle expanded its direct lending capabilities by adding senior personnel to bolster its underwriting capabilities. As of December 31, 2020, Carlyle’s direct lending investment team advised two BDCs (including the Company) and five separately managed accounts, totaling, in the aggregate, $5.0 billion in AUM.
•Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity in such borrowers. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2020, Carlyle’s opportunistic credit team advised two funds and one separately managed account totaling, in the aggregate, $5.0 billion in AUM.
•Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2020, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.2 billion in AUM.
Real Assets Credit
•Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout commercial aviation industry. As of December 31, 2020, Carlyle Aviation Partners had approximately $6.1 billion in AUM across four active carry funds, in addition to securitization vehicles and liquid strategies.
•Infrastructure Debt. Our Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2020, our infrastructure debt team managed $1.1 billion in AUM.
Other Credit
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding/reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude Holdings. As of December 31, 2020, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude Holdings was $2.6 billion, and Fortitude and AIG have committed approximately $4.7 billion of capital to-date to various Carlyle strategies.
•Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of GCM is to arrange, place, underwrite, originate and syndicate loans and underwrite securities of third parties and Carlyle portfolio companies through TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C. TCG Capital Markets is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities and/or loans, in respect of the activities described above and may elect to waive such fees.
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform, which allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. The following characteristics distinguish Carlyle’s capabilities:
Market Leading Direct Origination Platform. We have access to Carlyle Global Credit’s large direct origination platform, including a dedicated financial sponsor coverage team and the sourcing capabilities of other investment professionals on the platform who regularly generate attractive investment opportunities for the Company. Through these integrated efforts the origination team generates, and expects to continue to generate, a significant amount of differentiated, directly originated deal flow from which to select attractive investment opportunities.
Broad Product Capabilities. Carlyle Global Credit offers a broad range of leveraged finance products to the marketplace, which allows us to invest across the entire capital structure, as well as via specialty products such as asset-based and recurring revenue technology loans. These integrated and differentiated capabilities make our investment highly relevant to borrowers, as Carlyle Global Credit can construct comprehensive, tailored financing solutions. By doing so, Carlyle Global

Credit is able to more frequently assert greater control over structure, price and terms of investments, which we can leverage in seeking to generate attractive risk-adjusted returns for our stockholders.
Scaled Capital Base. With $55.9 billion of AUM as of December 31, 2020, we believe Carlyle Global Credit’s hold sizes are among the largest in the market. Carlyle Global Credit's ability to deploy comparatively larger amounts of capital delivers certainty of execution for borrowers and mitigates the threat of competition, resulting in the ability to drive terms and generate attractive investment opportunities. In addition, scaled capital deployment allows Carlyle Global Credit to establish leadership positions in financing transactions, which results in improved informational access and incremental influence and control in debt financings.
Depth of Expertise. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from over three decades of private market investing. Our Investment Adviser's dedicated, sector aligned underwriting teams have significant experience and tenure. These teams leverage Carlyle’s broader resources – nearly 680 investment professionals, more than 50 operating executives, information obtained through direct ownership of 256 companies, lending relationships with over 700 companies, and in-house government affairs, ESG and economic research teams – to generate differentiated diligence insights and inform fundamental credit selection. We believe our ability to draw on the experience and knowledge of these broader capabilities gives us a significant advantage during the underwriting process. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments. We believe this integrated and collaborative approach allows us to move faster, and with higher conviction, than many of our competitors.
Rigorous Investment Process Conducted by Experienced Investment Team. Carlyle employs a robust, iterative and heavily documented underwriting process. Our Investment Adviser’s investment team comprises investment professionals who have extensive middle market lending experience. As of December 31, 2020, the investment team included a team of more than 170 investment professionals across the Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. We believe the breadth and depth of the investment team's experience in sourcing, structuring, executing, and monitoring a broad range of investments provides us with a significant competitive advantage in building a high quality portfolio of investments.
Defensive Investment Approach. Our portfolio has been defensively constructed, and is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2020, we had a portfolio of 117 investments in 84 portfolio companies across 24 industries and 49 unique sponsors. As of December 31, 2020, approximately 98.0% of our debt investments bore interest at floating rates, primarily subject to interest rate floors, and 84.1% of our portfolio was invested in first lien debt investments (including 6.2% first lien/last out loans).
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
Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2020, there are over 77,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 4,000 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Benefits of Traditional Middle Market Focus – Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2020) and Fitch U.S. Leveraged Loan Default Insight (January 28, 2021), middle market companies, which we define as borrowers with EBITDA of approximately $25 million and $100 million, are generally less levered, have larger equity contributions, and experience lower rates of default versus large cap broadly syndicated loans, which we define as loans to borrowers with greater than $100 million of EBITDA. Middle market loans relative to broadly syndicated loans also tend to achieve more attractive economics in the form of upfront fees, spreads, and prepayment penalties, and benefit from stronger defensive structures through terms including, but not limited to documentation, asset security, priority in payments, covenants, and information/governance, all of which potentially provide more favorable protection against credit deterioration. Middle market lenders like us are also often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated space. We believe the confluence of these factors have resulted in, over the four-year period from 2017 to 2020, middle market loans driving an approximate 150 to 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index, without taking incremental credit risk as evidenced by lower default rates and higher recovery rates as compared to broadly syndicated loans.
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
Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Refinitiv suggests that approximately $553 billion of upcoming loan maturities for middle market companies are due between 2021 and 2027, and the Preqin PE North American Report suggests that there is approximately $865 billion of uninvested private equity capital as of December 31, 2020. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.
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
We typically target portfolio companies that exhibit some or all of the following characteristics at the time of investment:
•EBITDA of $25–$100 million;
•Minimum of 35% original sponsor cash equity in each transaction (typically higher);
•Sustainable leading positions in their respective markets;
•Scalable revenues and operating cash flow;
•Experienced management teams with successful track records;
•Stable, predictable cash flows with low technology and market risks;
•Diversified product offering and customer base;
•Low capital expenditures requirements;
•A North American base of operations;
•Strong customer relationships;
•Products, services or distribution channels having distinctive competitive advantages; and
•Defensible niche strategy or other barriers to entry.
Once we are fully invested, our investments in a portfolio company are expected generally to comply with the following limits, measured as a percentage of the sum of our aggregate capital commitments of $1.2 billion and our use of leverage up to the maximum amount permitted by the Investment Company Act (currently limited to a debt-to-equity ratio of 1 to 1):
•represent between 2% and 4%;

•no single portfolio company typically represent more than 10%;
•no single industry typically represent more than 20%; and
•our aggregate investments in non-U.S. portfolio companies typically do not exceed more than 15%.
We measure our compliance with these limits at the time of each investment. Before we are fully invested, our investments may fall outside of the above ranges.
Our Investment Adviser’s investment team intends to use a disciplined, credit-driven investment strategy that is a continuation of CDL’s strategy, including:
•pursuing investments in senior secured loans, and aiming to maintain the appropriate allocation among the various types of senior secured loans, as well as junior secured debt to allow us to achieve its returns while maintaining its desired credit risk profile;
•performing in-depth due diligence on companies, management teams and sponsors, and conducting fundamental credit and valuation analyses;
•seeking to structure investments to provide us with security, current cash pay interest, and additional upside through original issue discount (“OID”) or other fees; and
•active management of portfolio investments through ongoing dialogue with equity owners and management, monitoring of operational results, financial reports and compliance with covenants, company visits, and periodic evaluation of potential exit alternatives for part or all of each investment.
Investment Criteria and Transactional Structures
We invest primarily in transactions supported by private equity sponsors. We seek to invest in the following types of assets, with an emphasis on senior debt:
•traditional cash flow senior secured debt;
•unitranche senior secured debt financings;
•“last out” unitranche debt;
•second lien senior debt;
•traditional subordinated debt;
•preferred and common equity co-investments; and
•secondary and other opportunistic asset purchases.
As noted above, we may also from time to time participate in traditional subordinated debt financings, preferred and common equity co-investments. We may also make secondary purchases of all of the above types of investments and other securities on an opportunistic basis.
Investment Approach and Risk Monitoring of Investments
Our Investment Adviser utilizes a robust, iterative, and heavily documented due diligence underwriting process to evaluate all investment opportunities. Our Investment Adviser’s investment teams primarily consist of origination professionals, underwriters and portfolio management professionals. An investment team works on a particular transaction from initial screening through closing, and the same team continues to monitor the credit for the life cycle of the investment.
We view our investment process as consisting of the phases described below:
Origination. Our Investment Adviser has built a strong direct origination platform. Our Investment Adviser’s origination team sources approximately 1,400 opportunities per year with an ultimate investment rate by us of less than 5% annually. The scale of our Investment Adviser’s origination platform allows us to maximize access to investment opportunities, enhance overall investment selectivity and diversify risks in our portfolio. We further seek to reduce risk by partnering with experienced sponsors with strong track records. We believe lending to companies owned by leading private equity firms (versus non-sponsored companies) has several important and potentially defensive characteristics.
Carlyle's financial sponsor origination team covers over 200 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams, generally organized on a regional basis with offices in Boston, Chicago, Los Angeles and New York. It is their responsibility to source specific opportunities, identify potential loan candidates, and apply creative and flexible solutions to solve clients’ financing needs. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships, combined with our platform's capabilities, allow us to source investments across a wide range of markets enabling our Investment Adviser to be highly selective in recommending investments.
Transaction Screening. After the originator and a senior investment team member have completed an initial screen, the investment team will prepare and present a screening memo that includes, but is not limited to, a business description, proposed transaction financing structures, preliminary financial analysis (including a cash flow forecast incorporating downside scenarios), debt and equity comparables, and the team's initial assessment of investment merits and key risks and market/industry considerations to a screening committee of senior members of the Direct Lending team (the "Screening Committee"). Based on feedback from the Screening Committee, the deal team will prepare and disseminate an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items, and next steps.
Underwriting. Following an indication from the Screening Committee to move forward in the diligence process, the investment team will compile a detailed diligence list and prepare for in-depth credit analysis. During the investment process, the investment team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting the management team, reviewing the data room and performing key financial analysis, creating a more detailed financial model with sensitivities across various market environments, reviewing sell-side and third party research including industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback and drafting the commitment papers and term sheet. As part of the extensive due diligence process, the investment team fully leverages all internal Carlyle resources to aid in investment decisions. This includes, as needed, speaking to Carlyle Private Equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s government affairs professionals, and any executive within Carlyle’s private equity portfolio, which includes over 250 companies worldwide. In addition, the investment team may utilize third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. Carlyle recently enhanced its due diligence process by incorporating formal ESG reviews. While ESG has always been a component of the screening process, all deals will now be thoroughly vetted using sector and sub-sector specific Sustainability Accounting Standards Board standards. ESG diligence will further incorporate country risk assessments for corruption and anti-money laundering concerns as well. This part of the process is iterative and involves re-screening with members of the Investment Adviser's investment committee before seeking final investment committee approval. Over the course of the underwriting process, the investment team crafts a fulsome memo, with diligence completed on a variety of industry, company-specific, financial and legal topics that includes, but is not limited to, the following:
•Overview of the opportunity, investment team recommendation, and risks and mitigants
•Structure, terms and pricing of the proposed facilities
•Sources and uses and capitalization table
•Industry growth (including total addressable market, penetration and whitespace), key industry trends, risk of disruption (with focus on technological disruption), competitive landscape and side-by-side analysis of key competitors, borrower's market position and reputation, industry fragmentation and consolidation trends, M&A trends and valuation multiples, barriers to entry for new adjacent or substitute players and regulatory framework
•Details on core product and service offering, including revenue visibility and quality, revenue and gross profit build-up by key products / services (including price and volume trends, if applicable), concentration and margins, and other relevant sector-specific metrics
•Customer diligence, including concentration, wallet share, tenure, health of customer base, contract details (if applicable), and sales and marketing team and related strategy
•Contracts, including maturity and termination, renewal waterfalls, ability to pass through costs, exclusivity
•Supply chain diligence, including supplier concentration, raw material exposure, pricing power and logistics
•Details on operations, including IT and technology, operating footprint (including real estate and leases, if applicable), distribution, and employee base
•Financial diligence, including cyclicality, seasonality, fixed and variable costs, EBITDA adjustments, capital expenditures, working capital (including aging and write-offs), detailed, bottom up cash flow modeling with sensitivities for key business risks, tax characteristics and tax shield, accounting policies (including revenue and cost recognition), bonding requirements, foreign exchange exposure, and earn-outs and off-balance sheet liabilities
•Financial model, including detailed, bottom-up cash flow model with sensitivities for key business risks

•Debt and equity comparables
•Details on management team, including quality, depth and reputation, and private equity sponsor (if applicable)
•Details on legal documentation, including construction of EBITDA and indebtedness, financial covenants and equity cures, affirmative covenants (including reporting requirements, audits, budgets, and maintaining good standing), permitted indebtedness, permitted liens and incremental facilities (including most favored nation protection), restricted payments and tax distributions, permitted acquisitions and investments, permitted divestitures and mandatory prepayments, events of default and cure periods, enforcement of remedies, security and collateral package, assignability of key contracts, leases, material IP or other key collateral, limitations on fundamental changes and transferring collateral, voting and assignment provisions, and other key terms
•Environmental, regulatory, or legal issues and insurance coverage
•Adherence with environmental, social and governance policies
•Items as to which approval is conditional and which require further due diligence and/or subsequent resolution
Monitoring. We view proactive portfolio monitoring as a vital part of the investment process, which includes the continuous review by the portfolio management, underwriting and workout teams, with multiple layers of risk review and oversight. Our Investment Adviser utilizes a proprietary credit surveillance dashboard, an Internal Risk Rating system and proprietary valuation model to assess risk in the portfolio. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, monthly reviews of watch list credits, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance, and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments. Our Investment Adviser supplements these processes with additional analyses and projections, including stress scenarios, to assess the potential exposure of our portfolio to variable macroeconomic factors and market conditions. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”
Portfolio Composition
As of December 31, 2020 and 2019, the fair value of our investments was approximately $1,811.5 million and $1,370.1 million, respectively, in 84 and 68 portfolio companies, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2020 and 2019, were as follows:

	As of December 31,
Type—% of Fair Value	2020	2019
First Lien Debt (excluding First Lien/Last Out Debt)	77.93%	82.03%
First Lien/Last Out Debt	6.17	2.63
Second Lien Debt	14.37	14.43
Equity Investments	1.53	0.91
Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2020	2019
Floating Rate	98.05%	98.56%
Fixed Rate	1.95	1.44
Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2020	2019
Canada	5.32%	4.21%
Cyprus	1.50	1.42
Jamaica	—	0.01
Luxembourg	1.88	2.67
United Kingdom	5.29	2.65
United States	86.01	89.04
Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2020	2019
Aerospace & Defense	5.97%	5.98%
Automotive	3.70	2.83
Banking, Finance, Insurance & Real Estate	10.26	9.42
Beverage, Food & Tobacco	4.23	3.46
Business Services	10.69	13.34
Capital Equipment	4.28	3.29
Chemicals, Plastics & Rubber	1.42	1.97
Construction & Building	1.62	1.69
Consumer Services	2.72	1.60
Containers, Packaging & Glass	6.46	7.83
Durable Consumer Goods	0.52	0.76
Energy: Oil & Gas	2.10	0.71
Environmental Industries	3.94	—
Healthcare & Pharmaceuticals	3.83	8.29
High Tech Industries	9.21	6.39
Hotel, Gaming & Leisure	2.78	4.08
Media: Advertising, Printing & Publishing	0.54	4.06
Media: Diversified & Production	3.79	—
Retail	3.80	4.16
Software	11.85	14.14
Sovereign & Public Finance	2.13	2.73
Telecommunications	2.81	2.70
Transportation: Cargo	0.41	0.57
Wholesale	0.94	—
Total	100.00%	100.00%
See the Consolidated Schedules of Investments as of December 31, 2020 and 2019 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and structured credit funds it may sponsor in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs) whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
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
For potential conflicts of interest in allocating investment opportunities among the Company and other investment funds, accounts or similar arrangements advised by Carlyle, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.”
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•continue to qualify as a BDC under the Investment Company Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies (the “90% Gross Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).
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
As a BDC, we are generally required to meet a minimum “asset coverage” ratio after each issuance of senior securities. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company (unless certain conditions are satisfied), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure” for more information.
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
We are generally not able to issue and sell our common stock at a price below net asset value ("NAV") per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”
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
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and our Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1 Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. We have also adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer.
We hereby undertake to provide a copy of these codes of ethics to any person, without charge, upon request. Requests for a copy of these codes of ethics may be made in writing addressed to the Secretary of the Company, Erik Barrios, TCG BDC II, Inc., One Vanderbilt Avenue, Suite 3400, New York, NY.

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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we are both (i) not an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) and (ii) are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

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
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: TCG BDC II, Inc., c/o Carlyle Global Credit Investment Management L.L.C., One Vanderbilt Avenue, Suite 3400, New York, NY 10017.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on the SEC website, which can be accessed at www.sec.gov.
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
Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, Treasurer and Principal Accounting Officer, a Principal of Carlyle, and our Chief Compliance Officer and Secretary, a Vice President of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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
Investment Period
The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date, regardless of whether the Final Closing Date is extended to the Outside Date, provided that it may be extended by our Board of Directors, in its discretion, for one additional one-year period, and, such end date may be further extended thereafter with the approval of holders of a majority of the shares of our common stock (such period, including any extensions, the “Investment Period”). On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period. Therefore, our Investment Period commenced on September 11, 2017 and is now scheduled to expire September 11, 2022. In addition, our Board of Directors may terminate the Investment Period at any time in its discretion.
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

Item 1A. Risk Factors
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under "—Risk Factors".

Risks Related to Our Business and Structure
•Our limited term and limited Investment Period may impact our investment strategy.
•We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations. Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•The COVID-19 pandemic has adversely affected, and may continue to adversely affect, on our portfolio companies and the result of our operations. Our Investment Adviser’s employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
•Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, us.
•We are dependent upon our Investment Adviser for our future success, and there are significant potential conflicts of interest which could impact our investment returns. Our fee structure and the Investment Adviser’s limited liability under the Investment Advisory Agreement may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account. Our Investment Adviser, Administrator and sub-administrators are able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively. We may experience fluctuations in our quarterly results.
•Our investors have obligations to satisfy capital calls. We may be unable to pay our obligations when due if our investors fail to pay installments of their capital commitments to us when due.
•Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation. We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
•We may need to raise additional capital to grow because we must distribute most of our income. Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital.
•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Our indebtedness could adversely affect our business, financial conditions or results of operations.
•Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income. Changes in or the discontinuation of LIBOR may adversely affect our business and results of operations.
•We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•A portion of our income and fees may not be qualifying income for purposes of the income source requirement.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be taxed as though they received a distribution of some of our expenses. If we fail to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to timely or accurately report our financial results, which could have a material adverse effect on our business.
•Certain investors are limited in their ability to make significant investments in us.
•Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.
•Provisions of the Maryland General Corporation Law (“MGCL”) and our Articles of Amendment and Restatement (as amended from time to time, the “Charter”) and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

•Our Board of Directors may change our investment objective, operating policies and strategies without prior notice and without stockholder approval.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business. Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies.
•Changes in laws or regulations governing our and our portfolio companies’ businesses, and any failure by us or our portfolio companies to comply with these laws or regulations, may adversely affect our and our portfolio companies’ businesses.
Risks Related to Our Investments
•Our investments are risky and speculative, and may be affected by force majeure events, including the COVID-19 pandemic.
•Our portfolio securities are generally illiquid and typically do not have a readily available market price.
•We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.
•Our portfolio companies may be highly leveraged, may incur debt that ranks equally with, or senior to, some of our investments in such companies, and may be concentrated in a limited number of portfolio companies and industries.
•Declines in the prices of corporate debt securities and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
•To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional direct investments in portfolio companies.
•We have not yet identified all of the portfolio companies we will invest in.
•The financial projections of our portfolio companies could prove inaccurate. The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
•Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
•The disposition of our investments may result in contingent liabilities.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies.
•We may expose ourselves to risks if we engage in hedging transactions.
•There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.
Risks Related to an Investment in Our Common Stock
•Investing in our common stock may involve a high degree of risk.
•Our investors are subject to transfer restrictions.
•There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.
•Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
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
Unless earlier liquidated by our Board of Directors or extended by our Board of Directors (and, to the extent necessary, holders of a majority of the shares of our common stock), our Term will end on November 9, 2025, the seven year anniversary of the Outside Date. Due to our finite Term, we may be required to sell investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if our Term was longer, which might adversely affect the nature and/or quality of our investments. Following the expiration of the Investment Period, which was extended to September 11, 2022 by the Board of Directors, we do not expect to reinvest proceeds realized by us from the sale or repayment of any investment. Accordingly, we may be required to distribute such proceeds to stockholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of our common stock.
We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
    The U.S. capital markets have experienced extreme volatility and disruption during the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets, which may be caused by political trends and government actions in the United States and elsewhere, have increased and many continue to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. Disruptions may also reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economics. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations, and any risk resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies. In June 2016, the UK officially left the EU on January 31, 2020 and an 11-month transition period commenced to obtain a new trade agreement. On December 30, 2020, the UK and the EU entered into a Trade and Cooperation Agreement, which must be formally ratified by both sides before it becomes effective. The EU-UK Trade and Cooperation Agreement is provisionally effective from January 1, 2021 until February 28, 2021 to give the parties time for ratification. The implications of the withdrawal and the EU-UK Trade and Cooperation Agreement are unclear.
The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our portfolio companies and the results of our operations.

In late 2019 and early 2020, SARS-CoV-2 and COVID-19 emerged in China and spread rapidly across the world, including the U.S. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential”

businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit;(iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Although, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020 and the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”) on December 27, 2020, which contain provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies may benefit from the CARES Act, the Consolidated Appropriations Act or any other subsequent legislation intended to provide financial relief or assistance. It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

Further, from an operational perspective, our Investment Adviser’s investment professionals are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

While several countries, as well as certain states in the United States, have relaxed public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a widely available vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn.
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
We may need additional capital to fund growth in our investments. We expect to continue to issue equity securities in connection with capital drawdowns from our investors in the Private Offering and expect to continue to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We have borrowed under credit facilities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2020, we had outstanding $881.0 million aggregate principal amount of indebtedness.
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
The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC”for additional information.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2020, our asset coverage calculated in accordance with the Investment Company Act was 209.33%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Independent Directors determine that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. In any such case, the price at which our common stock are to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less and distribution commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
As part of our business strategy, we, including through our wholly owned subsidiaries, borrow from and may in the future issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
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
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments, our cash, and/or our right to call unused capital commitments from the stockholders. The lenders (or their agent) of our senior secured revolving credit facility, entered into October 3, 2017 (as amended, the "Subscription Facility") have the right on behalf of us to directly call unused capital commitments and enforce remedies against the stockholders under certain circumstances. In the case of a liquidation event, such as the liquidation, dissolution or winding up of the Company, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to our stockholders.

On April 1, 2019, our wholly owned subsidiary, the SPV, entered into a senior secured revolving credit facility (as amended, the "SPV Credit Facility"), which was subsequently amended on October 25, 2019, February 7, 2020 and December 4, 2020. On May 13, 2020, our wholly owned subsidiary, TCG BDC II SPV LLC (“SPV2”), entered into a senior secured revolving credit facility (the “SPV2 Credit Facility” and together with the Subscription Facility and the SPV Credit Facility, the "Credit Facilities"), which was subsequently amended February 11, 2021. Our Credit Facilities impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2020, we were in material compliance with the operating and financial covenants of our Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2020, we had $881 million of outstanding indebtedness under our Credit Facilities. Our weighted average effective interest rate as of December 31, 2020, was 2.63%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(21.96)%	(12.18)%	(2.41)%	7.37%	17.15%
(1)    Assumes, as of December 31, 2020, (i) $1,883.3 million in total assets, (ii) $881.0 million in outstanding indebtedness, (iii) $963.1 million in net assets and (iv) weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.63%.

Based on an outstanding indebtedness of $881.0 million as of December 31, 2020, and the weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.63% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.23% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The administrator of LIBOR has announced that it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.
To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (the "ARRC"), a U.S.-based group convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York, was formed. Financial regulators in the United Kingdom, the European Union, Japan and Switzerland also formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside the U.S.
    The expected discontinuance of LIBOR may require us to renegotiate credit agreements entered prior to the discontinuation of LIBOR and extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
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
As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has implemented and may continue to implement certain policies and procedures. For example, Carlyle has established an information barrier between Carlyle Global Credit, on the one hand, and the rest of Carlyle, on the other, which generally restricts the communications of Carlyle Global Credit with other Carlyle investment professionals pursuant to the information barrier policy. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that may benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
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
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses.
We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being held by at least 500 persons at all times during the taxable year. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only for tax years of such U.S. stockholder beginning after 2025 and only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC" for additional information.

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
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless certain conditions are satisfied. Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.
Under the MGCL and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and

NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.
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
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our business and our ability to pay dividends.
Our business is highly dependent on the communications and information systems of our Investment Adviser, its affiliates and third parties. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.

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
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, may adversely affect our business and the businesses of our portfolio companies.
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
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory and Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risk Factors—Risks Related to Our Business and Structure—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses” for additional information.
Risks Related to Our Investments
Our investments are risky and speculative.
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In our first lien loans, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. To the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. When we invest in loans, we have acquired and may in the future acquire equity securities as well. However, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
In addition, investing in middle market companies involves a number of significant risks, including:
•these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees or security we may have obtained in connection with our investment;
•they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on us;
•there is generally little public information about these companies. These companies and their financial information are usually not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
Our portfolio securities are generally illiquid and typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, or its designee, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines, or will designate our Investment Adviser to determine, the fair value in good faith based on the input of our Investment Adviser (if not the Board's designee) and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because the management fee is based on gross assets and also because our Investment Adviser is receiving performance-based incentive fees.
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
Following an initial investment in a portfolio company, we have made and may continue to make additional investments in that portfolio company as “follow-on” investments to:
•increase or maintain in whole or in part our equity ownership percentage;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•attempt to preserve or enhance the value of our investment.
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
Original issue discount (“OID”) may arise if we hold securities issued at a discount or in certain other circumstances. OID and PIK create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees. We hold investments that result in OID interest and PIK interest.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K, including the COVID-19 pandemic described in this Form 10-K. For example, if corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic continue to be or are again subject to temporary closures for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we declare a dividend, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Credit Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” for additional information.
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
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted or payment-in-kind (“PIK”) interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Part I, Item 1 of this Form 10-K “Business—Regulation—Indebtedness and Senior Securities” for additional information.

If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC” for additional information.

Alternatively, we may, with the consent of all our stockholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our stockholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our stockholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”
Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC” for additional information.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.
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
Holders
As of February 26, 2021, there were approximately 2,834 holders of record of our common stock.
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
Not applicable.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2020 and 2019, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2019, including year-to-year comparisons between 2019 and 2018, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser's five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of December 31, 2020, our Investment Adviser's team included over 170 investment professionals across the Carlyle Global Credit segment. Our Investment Adviser's investment committee comprises five of the most senior credit professionals within the Global Credit segment with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
•administration fees payable under our Sub-Administration Agreements, including related expenses;
•the costs of any other offerings of our common stock and other securities, if any;
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2020, 2019, and 2018.

	As of December 31,
	2020	2019	2018
Number of investments	117	87	49
Number of portfolio companies	84	68	41
Number of industries	24	21	17
Number of sponsors	49	45	31
Percentage of total investment fair value:
First Lien Debt (excluding First Lien/Last Out)	77.9%	82.0%	86.0%
First Lien/Last Out	6.2%	2.6%	—%
Second Lien Debt	14.4%	14.4%	13.0%
Total secured debt	98.5%	99.1%	99.0%
Equity investments	1.5%	0.9%	1.0%
Percentage of debt investment fair value:
Floating rate (1)	98.0%	98.6%	100.0%
Fixed interest rate	2.0%	1.4%	—%
(1) Primarily subject to interest rate floors

Our investment activity for the years ended December 31, 2020, 2019 and 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2020	2019	2018
Investments:
Total investments, beginning of period	$1,368,431	$513,010	$80,407
New investments purchased	702,179	966,653	489,168
Net accretion of discount on investments	7,966	4,114	1,226
Net realized gain (loss) on investments	(5,153)	269	(24)
Investments sold or repaid	(240,038)	(115,615)	(57,767)
Total Investments, end of period	$1,833,385	$1,368,431	$513,010
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out)	$480,916	$775,308	$433,367
First Lien/Last Out	98,380	36,910	—
Second Lien Debt	117,842	167,740	60,147
Equity Investments	11,817	5,432	5,267
Total	$708,955	$985,390	$498,781
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out)	$(178,439)	$(80,689)	$(34,569)
First Lien/Last Out	(20,864)	(223)	—
Second Lien Debt	(44,003)	(34,848)	(23,227)
Equity Investments	(500)	—	—
Total	$(243,806)	$(115,760)	$(57,796)
Number of new funded investments	42	44	43
Average amount of new funded investments	$16,719	$21,969	$11,376
Percentage of new funded debt investments at floating interest rates	97.74%	97.79%	100.00%
Percentage of new funded debt investments at fixed interest rates	2.26%	2.21%	—%
As of December 31, 2020 and 2019, investments consisted of the following:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,422,326	$1,411,858	$1,123,859	$1,123,850
First Lien/Last Out Debt	112,088	111,684	36,110	36,056
Second Lien Debt	274,882	260,258	197,196	197,732
Equity Investments	24,089	27,735	11,266	12,510
Total	$1,833,385	$1,811,535	$1,368,431	$1,370,148
The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2020 and 2019, were as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	7.46%	7.51%	8.06%	8.06%
First Lien/Last Out	9.03%	9.06%	9.63%	9.65%
First Lien Debt Total	7.57%	7.63%	8.11%	8.11%
Second Lien Debt	9.04%	9.55%	10.24%	10.21%
First and Second Lien Debt Total	7.80%	7.91%	8.42%	8.42%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020 and 2019. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities.

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
See the Consolidated Schedules of Investments as of December 31, 2020 and 2019, in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. During the second quarter of 2020, our Investment Advisor reevaluated and revised its Internal Risk Ratings and policies across the Carlyle Direct Lending platform to more appropriately assess portfolio risk across all market conditions, including the current COVID-19 environment. The revised methodology incorporates greater focus on expectations for future company performance and industry outlook, and creates greater consistency in risk rating assignment across all investments by removing from the ratings methodology the direct tie of historical financial results to the “base case” projections derived at the time of our initial investment. Under the revised methodology, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each debt investment in our portfolio, compared to Internal Risk Ratings of 1 – 6 under the legacy methodology. Key drivers of internal risk ratings used in the revised methodology are substantially the same as the legacy methodology, including financial metrics, financial covenants, liquidity and enterprise value coverage.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2020. Given the forward-looking nature of certain elements of the revised methodology, it is impracticable to recast the risk ratings for the portfolio as of December 31, 2019 using the revised methodology.

	December 31, 2020
(dollar amounts in millions)	Fair Value	% of Fair Value
Internal Risk Rating 1	$40.1	2.3%
Internal Risk Rating 2	1,425.2	79.9
Internal Risk Rating 3	310.3	17.4
Internal Risk Rating 4	—	—
Internal Risk Rating 5	8.2	0.4
Total	$1,783.8	100.0%

As of December 31, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2, and one debt investment, with an aggregate fair value of $8.2 million was assigned an Internal Risk Rating of 4–5.
CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2020, 2019 and 2018
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
    Investment income for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the years ended December 31,
	2020	2019	2018
First Lien Debt	$113,748	$66,896	$19,504
Second Lien Debt	26,785	17,209	6,804
Equity Investments	1,378	—	—
Cash	64	35	—
Total investment income	$141,975	$84,140	$26,308
The increase in investment income for the year ended December 31, 2020 from the comparable period in 2019 was primarily driven by a higher weighted average loan balance, offset by the impact of a lower average LIBOR. The size of our portfolio at amortized cost increased to $1,833,385 as of December 31, 2020 from $1,368,431 as of December 31, 2019, and total principal amount of investments outstanding increased to $1,871,618 as of December 31, 2020 from $1,374,033 as of December 31, 2019. As of December 31, 2020, the weighted average yield of our first and second lien debt on amortized cost decreased to 7.80% from 8.42% as of December 31, 2019 primarily due to a decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2020, one loan in the portfolio with a fair value of $8,151 was on non-accrual status, which represented approximately 0.4% of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2020 and for the year then ended. As of December 31, 2019, one loan in the portfolio with a fair value of $11,469 was on non-accrual status, which represented approximately 0.8% of the total investments at fair value.
Net investment income (loss) for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the years ended December 31,
	2020	2019	2018
Total investment income	$141,975	$84,140	$26,308
Total expenses	55,584	34,848	12,254
Net investment income (loss)	$86,391	$49,292	$14,054

Expenses

	For the years ended December 31,
	2020	2019	2018
Organization costs	$—	$—	$7
Offering cost	—	—	795
Management fees	11,631	6,259	2,174
Net investment income incentive fee	15,256	8,701	1,881
Professional fees	1,490	852	626
Administrative service fees	430	270	435
Interest expense	22,425	15,500	4,388
Credit facility fees	2,516	2,103	1,115
Directors’ fees and expenses	239	195	200
Other general and administrative	1,597	968	633
Total expenses	$55,584	$34,848	$12,254
    Interest expense and credit facility fees for the years ended December 31, 2020, 2019 and 2018 were comprised of the following:

	For the years ended December 31,
	2020	2019	2018
Interest expense	$22,425	$15,500	$4,388
Facility unused commitment fee	992	899	416
Amortization of deferred financing costs	1,524	1,204	699
Total interest expense and credit facility fees	$24,941	$17,603	$5,503
Cash paid for interest expense	$21,675	$13,274	$2,683
The increase in interest expense for the year ended December 31, 2020 compared to the comparable period in 2019 was driven by increased draws under the Facilities related to increased deployment of capital for investments, offset by lower borrowing costs from a reduction in LIBOR. For the years ended December 31, 2020 and 2019, the average interest rate on borrowings decreased to 3.04% from 3.90%, and average principal debt outstanding increased to $726,109 from $392,145.

	For the Years Ended December 31,
	2020	2019	2018
Base management fees	$11,631	$6,259	$2,174
Incentive fees on pre-incentive fee net investment income	15,256	8,701	1,881
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	15,256	8,701	1,881
Total base management fees and incentive fees	$26,887	$14,960	$4,055
The increase in management fees and incentive fees for the year ended December 31, 2020 compared to the comparable period in 2019 were driven by our increased deployment of capital resulting in increased net investment income. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid for the years ended December 31, 2020 and 2019. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and management fees.
Professional fees include legal, rating agencies, audit tax, valuation, technology and other professional fees incurred related to the management of the company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the years ended December 31, 2020 and 2019 was primarily driven by the deployment of capital.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2020, 2019 and 2018:

	For the years ended December 31,
	2020	2019	2018
Net realized gain (loss) on investments	$(5,153)	$269	$(24)
Net change in unrealized appreciation (depreciation) on investments	(23,512)	4,300	(3,465)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(28,665)	$4,569	$(3,489)
During the year ended December 31, 2020, we had realized gains on 2 investments totaling $22, offset by realized losses on 6 investments totaling $5,175. During the year ended December 31, 2019, we had realized gains on 2 investments totaling $299, offset by realized losses on 1 investment totaling $30. During the years ended December 31, 2020 and 2019, we had a change in unrealized appreciation on 64 and 58 investments, respectively, totaling $24,270 and $13,256, respectively, which were offset by a change in unrealized depreciation on 60 and 33 investments, respectively, totaling $47,837 and $8,956, respectively.

    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments by the type of investments for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the years ended December 31,
	2020		2019		2018
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
First Lien Debt	$(4,697)	$(10,809)	$—	$1,889	$(24)	$(2,576)
Second Lien Debt	(10)	(15,160)	—	940	—	(662)
Equity Investments	(446)	2,402	269	1,471	—	(227)
Total	$(5,153)	$(23,567)	$269	$4,300	$(24)	$(3,465)
Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2020 compared to the comparable period in 2019 was primarily driven by unrealized depreciation related to investments more heavily impacted by the COVID-19 pandemic, combined with higher market yields.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, as defined below, and the issuance of debt, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.
While aggregate economic activity continued to improve through the fourth quarter of 2020, the dispersion in performance across industries and geographies has been substantial. The slower than anticipated global vaccination rollout, combined with uncertainties regarding new variants of the virus, will prolong the risk of continued disruption deeper into the year, and we expect that the pace and magnitude of economic recovery will be uneven. This continued market and business disruption may impact certain aspects of our liquidity. Depreciation in the valuations of our investments may adversely impact collateral eligibility, which would reduce the availability under the Credit Facilities. We are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. Our capacity under the Facilities as of

December 31, 2020 was well in excess of our unfunded commitments. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs that may arise at our portfolio companies.
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of December 31, 2020, the maximum principal amount of the Subscription Facility was $75,000 (reduced from $265,000 as of December 31, 2019) and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year (1.55% per year as of December 31, 2019), subject to a 0.50% floor on LIBOR. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020 and December 4, 2020. As of December 31, 2020, the maximum principal amount of the SPV Credit Facility was $600,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2024, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a step-up based on collateral coverage and asset mix. The SPV is also required to pay an undrawn commitment fee of between 0.50% and 0.75% per year. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”, together with the Subscription Facility and the SPV Credit Facility, the "Credit Facilities"), which was subsequently amended on February 11, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $250,000 as of December 31, 2020 ($350,000 following the February 2021 amendment), subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.95% per year (2.76% following the February 2021 amendment). SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
Although we believe that we, the SPV and SPV2 will remain in compliance, there are no assurances that we or the SPV will continue to comply with the covenants in the Credit Facilities, as applicable. Failure to comply with these covenants could result in a default under the Subscription Facility, the SPV Credit Facility and/or the SPV2 Credit Facility that, if we or the SPV were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the respective facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Credit Facilities, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2020 and 2019, we had $50,217 and $18,937 respectively, in cash and cash equivalents. The Credit Facilities consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued and outstanding as of December 31, 2020 and 2019 were 49,062,820 and 35,769,223, respectively. The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2020 and 2019:

	For the year ended December 31,
	2020	2019
Shares outstanding, beginning of period	35,769,223	14,229,500
Common stock issued	13,293,597	21,539,723
Shares outstanding, end of period	49,062,820	35,769,223
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of December 31, 2020 and 2019:

	As of December 31,
Payment Due by Period	2020	2019
Less than 1 Year	$—	$231,700
1-3 Years	75,233	—
3-5 Years	595,723	416,500
More than 5 Years	210,000	—
Total	$880,956	$648,200
As of December 31, 2020 and 2019, $880,956 and $648,200, respectively, of secured borrowings were outstanding under the Credit Facilities. For the years ended December 31, 2020 and 2019, we incurred $22,425 and $15,500, respectively, of interest expense and $992 and $899, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2020 and 2019, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2020	2019
Unfunded delayed draw commitments	$71,561	$79,156
Unfunded revolving commitments	56,362	54,249
Total unfunded commitments	$127,923	$133,405
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable since inception through December 31, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2020 and 2019.
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
The Company has loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations included in Part II, Item 8 of this Form 10-K.
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
The SPV and SPV 2 are disregarded entities for tax purposes and are consolidated with the tax return of the Company.
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
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 29, 2020, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company's Investment Advisory Agreement with the Adviser for an additional one-year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital (as defined in Part I, Item 1 of this Form 10-K “Business—Private Offering—Right to Redraw Capital.”). For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors. On January 11, 2021, in connection with the extension of the

Investment Period to September 11, 2022, the Company entered into a letter agreement with the Investment Adviser, under which the Adviser agreed that its management fee will be calculated at an annual rate of 1.00% of the Company's average Capital Under Management, effective September 12, 2021.
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
Board of Directors
The Company’s Board of Directors currently consists of six members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future.

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
Interest Rate Risk
As of December 31, 2020, on a fair value basis, two of our debt investments bear interest at a fixed rate. All of our other debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2020 and 2019. These hypothetical calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2020 and 2019, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2020 and 2019, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of December 31, 2020 and 2019, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2020			As of December 31, 2019
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$41,532	$(26,429)	$15,103	$40,344	$(19,382)	$20,962
Up 200 basis points	$23,732	$(17,619)	$6,113	$26,896	$(12,921)	$13,975
Up 100 basis points	$5,936	$(8,810)	$(2,874)	$13,448	$(6,461)	$6,987
Down 100 basis points	$(317)	$1,766	$1,449	$(11,620)	$6,461	$(5,159)
Down 200 basis points	$(317)	$1,766	$1,449	$(13,878)	$11,996	$(1,882)
Down 300 basis points	$(317)	$1,766	$1,449	$(14,265)	$11,996	$(2,269)

Item 8. Financial Statements and Supplementary Data
TCG BDC II, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC II, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, NY
February 26, 2021

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,833,385 and $1,368,431, respectively)	$1,811,535	$1,370,148
Cash and cash equivalents	50,217	18,937
Deferred financing costs	4,542	3,263
Receivable for investment sold	1,659	6,160
Interest receivable from non-controlled/non-affiliated investments	12,636	12,808
Prepaid expenses and other assets	2,676	2,330
Total assets	$1,883,265	$1,413,646
LIABILITIES
Secured borrowings (Note 5)	$880,956	$648,200
Payable for investments purchased	273	—
Due to Investment Adviser	486	516
Interest and credit facility fees payable (Note 5)	5,470	4,225
Dividend Payable (Note 7)	23,766	17,275
Management and incentive fees payable (Note 4)	7,437	4,904
Administrative service fees payable (Note 4)	60	33
Other accrued expenses and liabilities	1,681	1,384
Total liabilities	920,129	676,537
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 49,062,820, and 35,769,223 shares issued and outstanding at December 31, 2020 and 2019, respectively	491	358
Paid-in capital in excess of par value	996,001	736,328
Total distributable earnings (loss)	(33,356)	423
Total net assets	$963,136	$737,109
NET ASSETS PER SHARE	$19.63	$20.61

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$131,928	$79,210	$25,003
Other income	10,047	4,930	1,305
Total investment income	141,975	84,140	26,308
Expenses:
Organization costs (Note 2)	—	—	7
Offering costs (Note 2)	—	—	795
Management fees (Note 4)	11,631	6,259	2,174
Net investment income incentive fees (Note 4)	15,256	8,701	1,881
Professional fees	1,490	852	626
Administrative service fees (Note 4)	430	270	435
Interest expense (Note 5)	22,425	15,500	4,388
Credit facility fees (Note 5)	2,516	2,103	1,115
Directors’ fees and expenses	239	195	200
Other general and administrative	1,597	968	633
Total expenses	55,584	34,848	12,254
Net investment income (loss)	86,391	49,292	14,054
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(5,153)	269	(24)
Currency gains (losses) on non-investment assets and liabilities	(1,887)	(96)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(23,512)	4,300	(3,465)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,653)	(2,134)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(34,205)	2,339	(3,489)
Net increase (decrease) in net assets resulting from operations	$52,186	$51,631	$10,565
Basic and diluted earnings per common share (Note 7)	$1.18	$2.20	$1.34
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	44,300,431	23,431,444	7,907,949

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$86,391	$49,292	$14,054
Net realized gain (loss) on investments and non-investment assets and liabilities	(7,040)	173	(24)
Net change in unrealized appreciation (depreciation) on investments	(23,512)	4,300	(3,465)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,653)	(2,134)	—
Net increase (decrease) in net assets resulting from operations	52,186	51,631	10,565
Capital transactions:
Common stock issued	259,820	444,943	210,306
Dividends Declared (Note 10)	(85,979)	(48,679)	(14,379)
Net increase (decrease) in net assets resulting from capital share transactions	173,841	396,264	195,927
Net increase (decrease) in net assets	226,027	447,895	206,492
Net assets at beginning of year/period	737,109	289,214	82,722
Net assets at end of year/period	$963,136	$737,109	$289,214

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$52,186	$51,631	$10,565
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,524	1,204	699
Amortization of deferred offering costs	—	—	795
Net accretion of discount on investments	(7,966)	(4,114)	(1,226)
Paid-in-kind interest	(5,829)	(1,557)	—
Net realized (gain) loss on investments and non-investment assets and liabilities	7,040	(173)	24
Net change in unrealized (appreciation) depreciation on investments	23,512	(4,300)	3,465
Net change in unrealized currency (gains) losses on non-investment asset and liabilities	3,653	2,134	—
Cost of investments purchased and change in payable for investments purchased	(696,100)	(967,056)	(494,761)
Proceeds from sales and repayments of investments and change in receivable for investments sold	244,617	110,698	56,524
Changes in operating assets:
Interest receivable	172	(10,627)	(1,760)
Prepaid expenses and other assets	(346)	(1,757)	(202)
Changes in operating liabilities:
Due to Investment Adviser	(30)	498	(2,729)
Interest and credit facility fees payable	1,245	2,377	1,702
Management and incentive fee payable	2,533	2,884	1,768
Administrative service fees payable	27	(45)	—
Other accrued expenses and liabilities	297	481	603
Net cash provided by (used in) operating activities	(373,465)	(817,722)	(424,533)
Cash flows from financing activities:
Proceeds from issuance of common stock	259,820	444,943	210,306
Borrowings on Credit Facilities	702,597	986,666	367,050
Repayments of Credit Facilities	(475,381)	(558,300)	(210,100)
Dividends paid in cash	(79,488)	(37,948)	(7,834)
Debt issuance costs paid	(2,803)	(2,947)	(1,136)
Offering cost paid	—	—	(78)
Net cash provided by (used in) financing activities	404,745	832,414	358,208
Net increase (decrease) in cash and cash equivalents	31,280	14,692	(66,325)
Cash and cash equivalents, beginning of year/period	18,937	4,245	70,570
Cash and cash equivalents, end of year/period	$50,217	$18,937	$4,245
Supplemental disclosures:
Interest paid during the year/period	$21,675	$13,274	$2,683
Dividends declared during the year/period	$85,979	$48,679	$14,379
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (84.66%)
Advanced Web Technologies Holding Company	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 6.00%	7.00%	12/17/2020	12/17/2026	$12,084	$11,719	$11,716	1.22%
Airnov, Inc.	^+#	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	42,388	41,794	42,407	4.40
Alpine SG, LLC	+#	(2) (3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,224	15,186	1.58
Alpine SG, LLC	#	(2) (3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,577	1,612	0.17
Alpine SG, LLC	+	(2) (3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	10,750	10,453	10,698	1.11
American Physician Partners, LLC	+#	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	1/7/2019	12/21/2021	39,412	39,101	37,302	3.88
Analogic Corporation	^+#	(2) (3) (6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	25,462	25,140	25,462	2.64
Anchor Hocking, LLC	#	(2) (3)	Durable Consumer Goods	L + 11.75%	12.75%	1/25/2019	1/25/2024	9,758	9,548	9,358	0.97
Applied Technical Services, LLC	^	(2) (3) (6)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	395	382	382	0.04
Apptio, Inc.	^+#	(2) (3) (6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	35,541	34,985	36,110	3.75
At Home Holding III, Inc.	+#	(2) (3) (7)	Retail	L + 9.00%	10.00%	6/12/2020	7/27/2022	17,500	17,167	17,411	1.81
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2) (3) (7)	Software	L + 5.75%	6.75%	12/24/2019	12/24/2026	37,219	36,395	33,988	3.53
Avenu Holdings, LLC	+#	(2) (3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	38,273	37,871	38,273	3.97
Barnes & Noble, Inc.	+	(2) (3) (10)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,744	16,424	15,808	1.64
BlueCat Networks, Inc. (Canada)	+	(2) (3) (7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	22,936	22,486	22,477	2.33
BMS Holdings III Corp.	+#	(2) (3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	29,658	29,027	29,317	3.04
Central Security Group, Inc.	^	(2) (3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	$1,431	$1,431	$1,223	0.13
Chartis Holding, LLC	^+#	(2) (3) (6)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	39,565	38,869	39,583	4.11
Chemical Computing Group ULC (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	14,526	14,397	14,526	1.51
CircusTrix Holdings, LLC	^+	(2) (3)	Hotel, Gaming & Leisure	L + 6.75% (100% PIK)	7.75%	2/2/2018	12/6/2021	10,023	9,974	8,093	0.84
Cobblestone Intermediate Holdco LLC	^	(2) (3) (6)	Consumer Services	L + 4.75%	5.75%	1/29/2020	1/29/2026	719	713	724	0.08
Comar Holding Company, LLC	+#	(2) (3) (6)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	39,657	39,061	39,823	4.13
Cority Software Inc. (Canada)	^+#	(2) (3) (6) (7)	Software	L + 5.25%	6.25%	7/2/2019	7/2/2026	56,778	55,771	57,202	5.94
Cority Software Inc. (Canada)	#	(2) (3) (7)	Software	L + 7.25%	8.25%	9/3/2020	7/2/2026	1,898	1,843	1,935	0.20
Derm Growth Partners III, LLC	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.25%	2/15/2018	5/31/2022	16,271	16,175	8,151	0.85

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Designer Brands Inc.	+#	(2) (3) (7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	$35,909	$35,068	$35,621	3.70%
Diligent Corporation	^	(2) (3) (6)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	579	561	589	0.06
DTI Holdco, Inc.	#	(2) (3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,954	1,877	1,741	0.18
Ensono, LP	+#	(2) (3)	Telecommunications	L + 5.25%	5.40%	4/30/2018	6/27/2025	8,450	8,391	8,387	0.87
Ensono, LP	+	(2) (3)	Telecommunications	L + 5.75%	5.90%	6/25/2020	6/27/2025	18,131	18,007	17,995	1.87
Ethos Veterinary Health LLC	+#	(2) (3) (6)	Consumer Services	L + 4.75%	4.90%	5/17/2019	5/15/2026	10,794	10,691	10,609	1.10
Helios Buyer, Inc.	^+	(2) (3) (6)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	17,499	16,912	16,908	1.76
Hercules Borrower LLC	^+	(2) (3) (6)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,592	18,076	18,073	1.88
Higginbotham Insurance Agency, Inc.	+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.50%	11/25/2020	11/25/2026	15,607	15,311	15,307	1.59
iCIMS, Inc.	^+#	(2) (3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,600	28,937	3.00
Individual FoodService Holdings, LLC	#	(2) (3) (6)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	15,439	15,095	14,943	1.55
Individual FoodService Holdings, LLC	#	(2) (3) (6)	Wholesale	L + 6.25%	7.25%	12/31/2020	11/22/2025	2,196	2,135	2,134	0.22
Innovative Business Services, LLC	+#	(2) (3) (6)	High Tech Industries	L + 5.50%	6.50%	4/5/2018	4/5/2023	15,979	15,674	15,644	1.62
Integrity Marketing Acquisition, LLC	+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	24,851	24,535	25,053	2.60
Integrity Marketing Acquisition, LLC	^	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/7/2020	8/27/2025	5,224	5,136	5,304	0.55
K2 Insurance Services, LLC	^+#	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	25,577	25,148	25,581	2.66
Kaseya, Inc.	^+#	(2) (3) (6)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2019	5/2/2025	23,693	23,301	23,796	2.47
Lifelong Learner Holdings, LLC	^+#	(2) (3) (6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	47,627	46,712	43,160	4.48
Liqui-Box Holdings, Inc.	^	(2) (3) (6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,368	1,346	1,112	0.12
Mailgun Technologies, Inc.	^+#	(2) (3) (6)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	19,991	19,662	19,618	2.04
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,789	9,698	8,859	0.92
Paramit Corporation	+#	(2) (3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,213	6,188	6,089	0.63
Paramit Corporation	#	(2) (3) (6)	Capital Equipment	L + 5.25%	6.25%	11/24/2020	5/3/2025	3,029	2,912	2,909	0.30
Park Place Technologies, LLC	+	(2) (3)	High Tech Industries	L + 5.00%	6.00%	11/19/2020	11/19/2027	20,000	19,211	19,150	1.99
PF Growth Partners, LLC	+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 7.00%	8.00%	7/1/2019	7/11/2025	7,294	7,198	6,778	0.70
PPC Flexible Packaging, LLC	+#	(2) (3) (6)	Containers, Packaging & Glass	L + 6.00%	7.00%	11/23/2018	11/23/2024	17,696	17,501	17,638	1.83
Propel Insurance Agency, LLC	#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	4/30/2019	6/1/2024	2,339	2,327	2,316	0.24

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Redwood Services Group, LLC	+#	(2) (3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	$16,952	$16,688	$16,908	1.76%
Redwood Services Group, LLC	#	(2) (3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,474	3,383	3,494	0.36
Redwood Services Group, LLC	^#	(2) (3) (6)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	15,108	14,719	15,186	1.58
Regency Entertainment, Inc.	+#	(2) (3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,728	68,616	7.12
Riveron Acquisition Holdings, Inc.	+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,774	19,474	19,907	2.07
RSC Acquisition, Inc.	^+#	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	57,386	56,366	57,978	6.02
Sapphire Convention, Inc.	^+#	(2) (3) (6)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	28,812	28,340	23,999	2.49
Smile Doctors, LLC	+#	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,439	23,356	22,956	2.38
Southern Graphics, Inc.	+	(2) (3) (10)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,769	9,849	1.02
Sovos Brands Intermediate, Inc.	+#	(2) (3)	Beverage, Food & Tobacco	L + 4.75%	4.96%	11/16/2018	11/20/2025	19,698	19,551	19,529	2.03
SPay, Inc.	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%, 2.00% PIK	8.75%	6/15/2018	6/17/2024	21,365	21,098	17,318	1.80
Tank Holding Corp.	^	(2) (3) (6)	Capital Equipment	L + 3.50%	3.74%	3/26/2019	3/26/2024	—	—	(1)	—
TCFI Aevex LLC	+#	(2) (3) (6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	26,070	25,535	25,961	2.70
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2) (3) (6) (7)	Banking, Finance, Insurance & Real Estate	L + 6.50%, 3.00% PIK	10.25%	7/23/2019	6/30/2024	£3,757	4,690	5,743	0.60
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.50%, 3.00% PIK	10.25%	7/23/2019	6/30/2024	£20,740	25,411	28,078	2.92
Trump Card, LLC	^+#	(2) (3) (6)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,594	7,563	7,444	0.77
Turbo Buyer, Inc.	+#	(2) (3) (6)	Automotive	L + 5.25%	6.25%	12/2/2019	12/2/2025	32,497	31,765	32,816	3.41
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,352	19,358	21,915	2.28
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€2,596	2,904	3,025	0.31
US INFRA SVCS Buyer, LLC	^+#	(2) (3) (6)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	53,459	52,208	53,298	5.53
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,447	21,128	19,981	2.07
USLS Acquisition, Inc.	^	(2) (3) (6)	Business Services	L + 5.75%	6.75%	9/3/2020	11/30/2024	—	(22)	—	—
VRC Companies, LLC	+#	(2) (3)	Business Services	L + 6.50%	7.5%	1/29/2019	3/31/2023	57,186	56,718	57,186	5.94
Westfall Technik, Inc.	^+#	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	9/13/2018	9/13/2024	27,715	27,383	25,729	2.67
Wheel Pros, LLC	+	(2) (3)	Automotive	L + 5.25%	6.25%	11/18/2020	11/6/2027	18,750	18,286	18,390	1.91
YLG Holdings, Inc.	+	(2) (3) (6)	Consumer Services	L + 6.25%	7.25%	9/30/2020	11/1/2025	7,020	6,729	6,865	0.71
Zemax Software Holdings, LLC	^+#	(2) (3) (6)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	10,685	10,542	10,413	1.08
Zenith Merger Sub, Inc.	+#	(2) (3) (6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	18,098	17,944	17,941	1.86

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt Total									$1,534,414	$1,523,542	158.19%
Second Lien Debt (14.43%)
AI Convoy S.A.R.L (United Kingdom)	+#	(2) (3) (7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	$30,327	$29,705	$31,222	3.24%
Aimbridge Acquisition Co., Inc.	+	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	7.65%	2/1/2019	2/1/2027	21,047	20,585	18,206	1.89
Brave Parent Holdings, Inc.	+	(2) (3)	Software	L + 7.50%	7.64%	10/3/2018	4/19/2026	19,062	18,721	19,062	1.98
Outcomes Group Holdings, Inc.	#	(2) (3)	Business Services	L + 7.50%	7.75%	10/23/2018	10/26/2026	3,461	3,455	3,461	0.36
Drilling Info Holdings, Inc.	^	(2) (3)	Energy: Oil & Gas	L + 8.25%	8.40%	2/11/2020	7/30/2026	18,600	18,145	18,228	1.89
Jazz Acquisition, Inc.	+	(2) (3)	Aerospace & Defense	L + 8.00%	8.15%	6/13/2019	6/18/2027	23,450	23,151	18,146	1.88
PAI Holdco, Inc.	+	(2) (3)	Automotive	L + 6.25%, 2.00% PIK	9.25%	10/28/2020	10/28/2028	13,530	13,132	13,328	1.38
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.00%	6/7/2018	12/11/2023	800	797	782	0.08
Quartz Holding Company	+	(2) (3)	Software	L + 8.00%	8.15%	4/2/2019	4/2/2027	11,900	11,702	11,808	1.23
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2) (3) (7)	Beverage, Food & Tobacco	L + 8.50%	8.54%	3/12/2020	3/12/2028	£20,000	24,729	21,902	2.27
Tank Holding Corp.	+#	(2) (3)	Capital Equipment	L + 8.25%	8.40%	3/26/2019	3/26/2027	41,479	40,819	40,583	4.22
TruGreen Limited Partnership	^	(2) (3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,743	13,000	1.35
Ultimate Baked Goods MIDCO, LLC	+	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,204	7,946	0.83
World 50, Inc.	^	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,822	9,846	1.02
WP CPP Holdings, LLC	+#	(2) (3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,172	32,738	3.40
Second Lien Debt Total									$274,882	$260,258	27.02%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)			Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (0.91%)
ANLG Holdings, LLC	^		(8)	Capital Equipment	6/22/2018	592	592	865	0.09
Avenu Holdings, LLC	^		(8)	Sovereign & Public Finance	9/28/2018	172	172	345	0.04
BK Intermediate Company, LLC	^		(8)	Healthcare & Pharmaceuticals	5/27/2020	288	288	209	0.02
Central Security Group, Inc.	^		(8)	Consumer Services	10/16/2020	68	—	—	—
Chartis Holding, LLC	^		(8)	Business Services	5/1/2019	433	433	571	0.06
Cority Software Inc. (Canada)	^		(8)	Software	7/2/2019	250	250	295	0.03
GRO Sub Holdco, LLC	^		(8)	Healthcare & Pharmaceuticals	3/29/2018	500	—	—	—
K2 Insurance Services, LLC	^		(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	676	0.07
Mailgun Technologies, Inc.	^		(8)	High Tech Industries	3/26/2019	424	424	784	0.08
North Haven Goldfinch Topco, LLC	^		(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	3,043	0.32
Paramit Corporation	^		(8)	Capital Equipment	6/17/2019	150	500	758	0.08
PPC Flexible Packaging, LLC	^		(8)	Containers, Packaging & Glass	2/1/2019	965	965	1,302	0.14
SiteLock Group Holdings, LLC	^		(8)	High Tech Industries	4/5/2018	446	446	526	0.05
Tank Holding Corp.	^		(8)	Capital Equipment	3/26/2019	850	482	943	0.10
Titan DI Preferred Holdings, Inc.	^		(8)	Energy: Oil & Gas	2/11/2020	11,246	10,959	11,021	1.13
Turbo Buyer, Inc.	^		(8)	Automotive	12/2/2019	1,925	1,925	2,444	0.25
Unifrutti Financing PLC (Cyprus)	^		(8)	Beverage, Food & Tobacco	10/22/2020	€2	2,232	2,307	0.24
Unifrutti Financing PLC (Cyprus)	^		(8)	Beverage, Food & Tobacco	10/22/2020	€1	—	—	—
USLS Acquisition, Inc.	^		(8)	Business Services	11/30/2018	641	641	565	0.06
W50 Parent LLC	^	^	(8)	Business Services	1/10/2020	500	500	575	0.06
Zenith American Holding, Inc.	^	^	(8)	Business Services	12/13/2017	440	220	343	0.04
Zillow Topco LP	^		(8)	Software	6/25/2018	313	312	163	0.02
Equity Investments Total							$24,089	$27,735	2.88%
Total investments—non-controlled/non-affiliated							$1,833,385	$1,811,535	188.09%
Total investments							$1,833,385	$1,811,535	188.09%
^ Denotes that all or a portion of the assets are owned by TCG BDC II, Inc. (together with its consolidated subsidiary, “we,” “us,” “our,” “BDC II” or the “Company”). Accordingly, such assets are not available to creditors of TCG BDC II SPV LLC (the “SPV”) or TCG BDC II SPV2 LLC ("SPV2").
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
# Denotes that all or a portion of the assets are owned by the Company's wholly-owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the "SPV2 Credit Facility", and together with the Subscription Facility and the SPV Credit Facility, the "Credit Facilities"). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
(1)     Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.15%, the 90-day LIBOR at 0.25% and the 180-day LIBOR rate at 0.26%.
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
(6)As of December 31, 2020, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Revolver	0.50	$1,708	$(34)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	4,597	(92)
Airnov, Inc. (Clariant)	Revolver	0.50	4,167	2
American Physician Partners, LLC	Revolver	0.50	550	(29)
Analogic Corporation	Revolver	0.50	2,572	—
Applied Technical Services	Delayed Draw	1.00	132	(3)
Applied Technical Services	Revolver	0.50	53	(1)
Apptio, Inc.	Revolver	0.50	2,367	36
Chartis Holding, LLC	Delayed Draw	1.00	4,406	2
Chartis Holding, LLC	Revolver	0.50	2,401	1
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
Cobblestone Intermediate Holdco LLC	Delayed Draw	1.00	11	—
Comar Holding Company, LLC	Delayed Draw	1.00	2,110	8
Comar Holding Company, LLC	Revolver	0.50	2,935	11
Cority Software Inc. (Canada)	Revolver	0.50	3,000	21
Diligent Corporation	Delayed Draw	1.00	141	2
Lifelong Learner Holdings, LLC	Revolver	0.50	2,754	(229)
Diligent Corporation	Revolver	0.50	47	1
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(37)
Helios Buyer, Inc.	Delayed Draw	0.00	9,344	(187)
Helios Buyer, Inc.	Revolver	0.50	2,652	(53)
Hercules Borrower LLC	Revolver	0.50	2,160	(54)
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00	4,393	(66)
Individual FoodService Holdings, LLC	Revolver	0.50	139	(3)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	2,580	(65)
Individual FoodService Holdings, LLC	Revolver	0.50	1,836	(46)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Individual FoodService Holdings, LLC	Delayed Draw	1.00	165	(4)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	$2,763	$28
K2 Insurance Services, LLC	Revolver	0.50	2,290	—
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	—
Kaseya, Inc.	Delayed Draw	1.00	1,852	7
Kaseya, Inc.	Revolver	0.50	787	3
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	3,379	(281)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,262	(123)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(23)
Paramit Corp.	Delayed Draw	0.00	2,931	(59)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(52)
PPC Flexible Packaging, LLC	Revolver	0.50	881	(3)
Redwood Services Group, LLC	Delayed Draw	3.63	5,707	22
RSC Acquisition, Inc.	Revolver	0.50	1,824	18
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	3,655	(542)
Sitelock, LLC	Revolver	0.50	2,232	(41)
Smile Doctor, LLC	Revolver	0.50	707	(14)
SPay, Inc.	Revolver	0.50	655	(120)
Tank Holding Corp.	Revolver	0.25	47	(1)
TCFI AEVEX, LLC	Delayed Draw	1.00	3,476	(13)
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	Delayed Draw	1.63	204	26
Trump Card, LLC	Revolver	0.50	635	(12)
Turbo Buyer, Inc.	Revolver	0.50	2,151	20
US INFRA SVCS Buyer, LLC (AIMS Companies)	Revolver	0.50	4,550	(10)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Delayed Draw	1.00	11,728	(27)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(91)
USLS Acquisition, Inc.	Delayed Draw	0.50	591	—
Westfall Technik, Inc.	Revolver	0.50	431	(30)
YLG Holdings, Inc.	Delayed Draw	1.00	2,965	(46)
Zemax Software Holdings, LLC	Revolver	0.50	642	(15)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,996	(22)
Zenith Merger Sub, Inc.	Revolver	0.50	609	(4)
Total unfunded commitments			$127,923	$(2,224)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2020, the aggregate fair value of these securities is $27,735, or 2.88% of the Company's net assets.
(9)Loan was on non-accrual status as of December 31, 2020.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Southern Graphics, Inc. (1.71%), and Barnes & Noble, Inc. (1.83%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(11)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

As of December 31, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,422,326	$1,411,858	77.93%
First Lien/Last Out Debt	112,088	111,684	6.17
Second Lien Debt	274,882	260,258	14.37
Equity Investments	24,089	27,735	1.53
Total	$1,833,385	$1,811,535	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,777,212	$1,749,014	98.05%
Fixed Rate	32,084	34,786	1.95
Total	$1,809,296	$1,783,800	100.00%
The industry composition of investments at fair value as of December 31, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$117,563	$108,067	5.97%
Automotive	65,108	66,978	3.70
Banking, Finance, Insurance & Real Estate	178,831	185,943	10.26
Beverage, Food & Tobacco	76,978	76,624	4.23
Business Services	196,802	193,594	10.69
Capital Equipment	76,633	77,608	4.28
Chemicals, Plastics & Rubber	27,383	25,729	1.42
Construction & Building	29,027	29,317	1.62
Consumer Services	49,219	49,329	2.72
Containers, Packaging & Glass	114,701	117,041	6.46
Durable Consumer Goods	9,548	9,358	0.52
Energy: Oil & Gas	38,802	38,108	2.10
Environmental Industries	70,284	71,371	3.94
Healthcare & Pharmaceuticals	79,717	69,400	3.83
High Tech Industries	165,125	166,820	9.21
Hotel, Gaming & Leisure	58,855	50,395	2.78
Media: Advertising, Printing & Publishing	9,769	9,849	0.54
Media: Diversified & Production	68,728	68,616	3.79
Retail	68,659	68,840	3.80
Software	213,518	214,439	11.85
Sovereign & Public Finance	38,043	38,618	2.13
Telecommunications	55,299	50,970	2.81
Transportation: Cargo	7,563	7,444	0.41
Wholesale	17,230	17,077	0.94
Total	$1,833,385	$1,811,535	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$94,747	$96,435	5.32%
Cyprus	24,494	27,247	1.50
Jamaica	—	—	—
Luxembourg	36,395	33,988	1.88
United Kingdom	94,233	95,804	5.29
United States	1,583,516	1,558,061	86.01
Total	$1,833,385	$1,811,535	100.00%

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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Lifelong Learner Holdings, LLC	^+	(2) (3) (6)	Business Services	L + 5.75%	7.49%	10/18/2019	10/18/2026	$47,046	$45,944	$46,479	6.31%
Liqui-Box Holdings, Inc.	^	(2) (3) (6)	Containers, Packaging & Glass	L + 4.50%	6.41%	6/3/2019	6/3/2024	—	(26)	(37)	(0.01)
Mailgun Technologies, Inc.	^	(2) (3) (6)	High Tech Industries	L + 5.00%	6.95%	3/26/2019	3/26/2025	20,194	19,798	19,870	2.70
National Carwash Solutions, Inc.	^+	(2) (3) (6)	Automotive	L + 6.00%	7.69%	8/7/2018	4/28/2023	9,511	9,301	9,411	1.28
NES Global Talent Finance US, LLC (United Kingdom)	+	(2) (3) (7)	Energy: Oil & Gas	L + 5.50%	7.42%	5/9/2018	5/11/2023	9,890	9,763	9,763	1.32
Nexus Technologies, LLC	+	(2) (3)	High Tech Industries	L + 5.50%, 1.50% PIK	7.44%	12/11/2018	12/5/2023	6,172	6,121	5,621	0.76
Northland Telecommunications Corporation	^+	(2) (3) (6)	Media: Broadcast & Subscription	L + 5.75%	7.54%	10/1/2018	10/1/2025	55,749	54,938	55,660	7.55
Paramit Corporation	^	(2) (3)	Capital Equipment	L + 4.50%	6.22%	5/3/2019	5/3/2025	6,298	6,244	6,268	0.85
PF Growth Partners, LLC	^	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.00%	6.79%	7/1/2019	7/11/2025	7,161	7,045	7,135	0.97
PPC Flexible Packaging, LLC	+	(2) (3) (6)	Containers, Packaging & Glass	L + 5.50%	7.21%	11/23/2018	11/23/2024	15,433	15,218	15,291	2.07
Pretium Packaging, LLC	+	(2) (3)	Containers, Packaging & Glass	L + 5.00%	6.90%	8/15/2019	11/14/2023	19,224	19,050	19,224	2.61
Propel Insurance Agency, LLC	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 4.25%	6.44%	4/30/2019	6/1/2024	2,363	2,347	2,353	0.32
Redwood Services Group, LLC	^+	(2) (3)	High Tech Industries	L + 6.00%	8.12%	11/13/2018	6/6/2023	8,427	8,363	8,342	1.13
Riveron Acquisition Holdings, Inc.	+	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 6.00%	8.19%	5/22/2019	5/22/2025	19,969	19,608	19,587	2.66
RSC Acquisition, Inc.	^+	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.38%	11/1/2019	11/1/2026	55,950	54,778	55,514	7.53
Sapphire Convention, Inc. (Smart City)	^+	(2) (3) (6)	Telecommunications	L + 5.25%	7.26%	11/20/2018	11/20/2025	28,577	28,006	28,329	3.84
Smile Doctors, LLC	^+	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.94%	10/6/2017	10/6/2022	22,227	22,100	21,996	2.98
Sovos Brands Intermediate, Inc.	+	(2) (3)	Beverage, Food & Tobacco	L + 5.00%	6.79%	11/16/2018	11/20/2025	19,899	19,725	19,750	2.68
SPay, Inc.	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%	7.54%	6/15/2018	6/17/2024	20,512	20,179	18,694	2.54
Tank Holding Corp.	^	(2) (3) (6)	Capital Equipment	L + 4.00%	5.76%	3/26/2019	3/26/2024	—	—	—	—
The Leaders Romans Bidco Limited (United Kingdom)	^	(2) (3) (6) (7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	7.54%	7/23/2019	6/30/2024	£19,612	24,887	26,566	3.60
Transform SR Holdings, LLC	+	(2) (3) (10)	Retail	L + 7.25%	9.18%	2/11/2019	2/12/2024	19,050	18,887	18,860	2.56
Trump Card, LLC	^+	(2) (3) (6)	Transportation: Cargo	L + 5.50%	7.44%	6/26/2018	4/21/2022	7,918	7,865	7,869	1.07
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^+	(2) (3) (6)	Automotive	L + 6.00%	7.69%	12/2/2019	12/2/2025	27,897	27,033	27,439	3.72
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	7.69%	11/30/2018	11/30/2024	22,139	21,746	21,674	2.94
Unifrutti Financing PLC (Cyprus)	^	(2) (3) (7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,170	19,036	19,397	2.63
VRC Companies, LLC	+	(2) (3) (6)	Business Services	L + 6.50%	8.29%	1/29/2019	3/31/2023	44,731	44,231	44,681	6.06

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Westfall Technik, Inc.	^+	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 5.75%	7.66%	9/13/2018	9/13/2024	$27,973	$27,346	$26,962	3.66%
WP CPP Holdings, LLC (CPP)	^	(2) (3)	Aerospace & Defense	L + 3.75%	5.55%	7/18/2019	4/30/2025	20,000	19,818	19,826	2.69
Zemax Software Holdings, LLC	^+	(2) (3) (6)	Software	L + 5.75%	7.69%	6/25/2018	6/25/2024	10,146	9,966	10,087	1.37
Zenith Merger Sub, Inc.	^+	(2) (3) (6)	Business Services	L + 5.25%	7.19%	12/13/2017	12/13/2023	16,948	16,751	16,828	2.28
First Lien Debt Total									$1,159,969	$1,159,906	157.36%
Second Lien Debt (14.43%)
Access CIG, LLC	^	(2) (3)	Business Services	L + 7.75%	9.44%	2/14/2018	2/27/2026	$2,700	$2,680	$2,681	0.36%
Aimbridge Acquisition Co., Inc.	^	(2) (3)	Hotel, Gaming & Leisure	L + 7.50%	9.19%	2/1/2019	2/1/2027	21,047	20,528	20,862	2.83
Brave Parent Holdings, Inc.	+	(2) (3)	Software	L + 7.50%	9.42%	10/3/2018	4/19/2026	19,062	18,672	18,261	2.48
Outcomes Group Holdings, Inc.	^	(2) (3)	Business Services	L + 7.50%	9.40%	10/23/2018	10/26/2026	4,500	4,490	4,487	0.61
Higginbotham Insurance Agency, Inc.	^	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 7.50%	9.29%	12/3/2019	12/19/2025	2,500	2,475	2,493	0.34
Jazz Acquisition, Inc.	^	(2) (3)	Aerospace & Defense	L + 8.00%	9.94%	6/13/2019	6/18/2027	23,450	23,117	23,225	3.15
Le Tote, Inc.	^	(2) (3)	Retail	L + 6.75%	8.50%	11/8/2019	11/8/2024	21,428	20,907	20,892	2.83
Pathway Vet Alliance, LLC	^	(2) (3) (6)	Consumer Services	L + 8.50%	10.44%	11/14/2019	12/23/2025	8,050	7,814	8,074	1.10
Pharmalogic Holdings Corp.	^	(2) (3)	Healthcare & Pharmaceuticals	L + 8.00%	9.79%	6/7/2018	12/11/2023	800	797	796	0.11
Quartz Holding Company (QuickBase, Inc.)	^	(2) (3)	Software	L + 8.00%	9.71%	4/2/2019	4/2/2027	11,900	11,679	11,662	1.58
Tank Holding Corp.	+	(2) (3)	Capital Equipment	L + 8.25%	11.03%	3/26/2019	3/26/2027	37,380	36,725	37,223	5.05
Ultimate Baked Goods MIDCO, LLC (Rise Baking)	+	(2) (3)	Beverage, Food & Tobacco	L + 8.00%	9.79%	8/9/2018	8/9/2026	8,333	8,187	8,243	1.12
WP CPP Holdings, LLC (CPP)	+	(2) (3)	Aerospace & Defense	L + 7.75%	9.68%	7/18/2019	4/30/2026	39,500	39,125	38,833	5.27
Second Lien Debt Total									$197,196	$197,732	26.83%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (0.91%)
ANLG Holdings, LLC	^	(8)	Healthcare & Pharmaceuticals	6/22/2018	880	$880	$973	0.13%
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	172	154	0.02
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	589	0.08
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250	250	306	0.04
GRO Sub Holdco, LLC (Grand Rapids)	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	500	500	137	0.02
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	486	0.07
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	3/26/2019	424	424	605	0.08
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,542	0.34

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Paramit Corporation	^	(8)	Capital Equipment	6/17/2019	150	$500	$501	0.07%
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	2/1/2019	965	965	1,174	0.16
SiteLock Group Holdings, LLC	^	(8)	High Tech Industries	4/5/2018	446	446	587	0.08
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	850	1,035	0.14
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	^	(8)	Automotive	12/2/2019	1,925	1,925	1,925	0.26
USLS Acquisition, Inc.	^	(8)	Business Services	11/30/2018	641	641	720	0.10
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	220	418	0.06
Zillow Topco LP	^	(8)	Software	6/25/2018	313	312	358	0.05
Equity Investments Total						$11,266	$12,510	1.71%
Total investments—non-controlled/non-affiliated						$1,368,431	$1,370,148	185.88%
Total investments						$1,368,431	$1,370,148	185.88%
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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2019, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2019, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
BMS Holdings III Corp.	Delayed Draw	1.00%	$6,667	$(21)
Chartis Holding, LLC	Revolver	0.50	2,401	(20)
Chartis Holding, LLC	Delayed Draw	0.50	6,402	(52)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(8)
Comar Holding Company, LLC	Delayed Draw	1.00	5,136	(103)
Comar Holding Company, LLC	Revolver	0.50	1,168	(23)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(60)
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(12)
GRO Sub Holdco, LLC (Grand Rapids)	Revolver	0.50	1,071	(54)
iCIMS, Inc.	Revolver	0.50	1,252	—
Innovative Business Services, LLC	Revolver	0.50	2,232	(32)
K2 Insurance Services, LLC	Revolver	0.50	2,290	3
K2 Insurance Services, LLC	Delayed Draw	1.00	5,344	6
Kaseya Inc.	Revolver	0.50	661	1
Kaseya Inc.	Delayed Draw	0.50	1,918	4
Lifelong Learner Holdings, LLC	Revolver	0.50	3,802	(38)
Lifelong Learner Holdings, LLC	Delayed Draw	—	5,756	(58)
Liqui-Box Holdings, Inc.	Revolver	0.50	2,630	(37)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(20)
National Carwash Solutions, Inc.	Revolver	0.50	310	(2)
National Carwash Solutions, Inc.	Delayed Draw	1.00	3,352	(25)
Northland Telecommunications Corporation	Revolver	0.50	3,646	(5)
Pathway Vet Alliance, LLC	Delayed Draw	1.00	7,950	12
PF Growth Partners, LLC	Delayed Draw	1.00	1,028	(3)
PPC Flexible Packaging, LLC	Revolver	0.50	1,957	(16)
RSC Acquisition, Inc.	Revolver	0.50	1,824	(13)
RSC Acquisition, Inc.	Delayed Draw	1.00	1,994	(15)
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	4,528	(34)
Smile Doctors, LLC	Revolver	0.50	707	(7)
Smile Doctors, LLC	Delayed Draw	1.00	1,477	(14)
SPay, Inc.	Revolver	0.50	682	(58)
Tank Holding Corp.	Revolver	0.50	47	—
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.69	£3,533	(94)
Trump Card, LLC	Revolver	0.50	369	(2)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Revolver	0.50	2,151	(28)
Turbo Buyer, Inc. (Portfolio Holdings, Inc.)	Delayed Draw	1.00	4,904	(64)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
USLS Acquisition, Inc.	Revolver	0.50%	$946	$(19)
VRC Companies, LLC	Delayed Draw	0.75	5,095	(5)
Westfall Technik, Inc.	Revolver	0.50	431	(11)
Westfall Technik, Inc.	Delayed Draw	1.00	12,190	(304)
Zemax Software Holdings, LLC	Revolver	0.50	1,284	(7)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	3,714	(20)
Zenith Merger Sub, Inc.	Revolver	0.50	1,219	(7)
Total unfunded commitments			$133,405	$(1,419)
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
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Barnes & Noble, Inc. (1.83%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan with respect to principal, interest and other payments.

As of December 31, 2019, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,123,859	$1,123,850	82.03%
First Lien/Last Out Debt	36,110	36,056	2.63
Second Lien Debt	197,196	197,732	14.43
Equity Investments	11,266	12,510	0.91
Total	$1,368,431	$1,370,148	100.00%
The rate type of debt investments at fair value as of December 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,337,927	$1,338,046	98.56%
Fixed Rate	19,238	19,592	1.44%
Total	$1,357,165	$1,357,638	100.00%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2019
(dollar amounts in thousands)
The industry composition of investments at fair value as of December 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$82,060	$81,884	5.98%
Automotive	38,259	38,775	2.83
Banking, Finance, Insurance & Real Estate	126,013	129,061	9.42
Beverage, Food & Tobacco	46,948	47,390	3.46
Business Services	180,930	182,726	13.34
Capital Equipment	44,319	45,027	3.29
Chemicals, Plastics & Rubber	27,346	26,962	1.97
Construction & Building	22,549	23,182	1.69
Consumer Services	22,042	21,883	1.60
Containers, Packaging & Glass	106,784	107,301	7.83
Durable Consumer Goods	10,410	10,359	0.76
Energy: Oil & Gas	9,763	9,763	0.71
Healthcare & Pharmaceuticals	118,807	113,593	8.29
High Tech Industries	87,128	87,580	6.39
Hotel, Gaming & Leisure	57,083	55,938	4.08
Media: Broadcast & Subscription	54,938	55,660	4.06
Retail	57,017	56,948	4.16
Software	193,198	193,805	14.14
Sovereign & Public Finance	38,298	37,381	2.73%
Telecommunications	36,674	37,061	2.70
Transportation: Cargo	7,865	7,869	0.57
Total	$1,368,431	$1,370,148	100.00%

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
As of December 31, 2020
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
The Company invests primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as "junk"). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower's capacity to pay interest and repay principal. See Item 1A of this Form 10-K, "Risk Factors—Risks Related to Our Investments—Our investments are risky and speculative."
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, the fair value of the loans with PIK provisions was $129,447 and $82,643, respectively. For the years ended December 31, 2020 and 2019, the Company earned $4,110 and $1,318 in PIK income, which is included in interest income in the accompanying Consolidated Statements of Operations. As of and for the year ended December 31, 2018, no loans in the portfolio contained PIK provisions.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2020, 2019 and 2018, the Company earned $10,047, $4,930 and $1,305, respectively, in other income, primarily from underwriting, prepayment and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020 and 2019, the fair value of the loan in the portfolio on non-accrual status was $8,151 and $11,469, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2020 and 2019.
Credit Facilities — Related Costs, Expenses and Deferred Financing Costs
The Company, the SPV and SPV2 have each entered into a senior secured revolving credit facility (as amended, the "Subscription Facility", "SPV Credit Facility" and "SPV2 Credit Facility", respectively, and together, the "Credit Facilities"). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
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
Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of December 31, 2020, 2019 and 2018, $1,500 of initial organization and offering costs had been incurred by the Company and $629, $629 and $544, respectively, of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs are being amortized over one year.

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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting

ASU 2020-04 on its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2020 and 2019.

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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2020 and 2019, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,523,542	$1,523,542
Second Lien Debt	—	—	260,258	260,258
Equity Investments	—	—	27,735	27,735
Total	$—	$—	$1,811,535	$1,811,535

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,159,906	$1,159,906
Second Lien Debt	—	—	197,732	197,732
Equity Investments	—	—	12,510	12,510
Total	$—	$—	$1,370,148	$1,370,148

    The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the Year Ended December 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$1,159,906	$197,732	$12,510	$1,370,148
Purchases	568,129	120,373	13,677	702,179
Sales	(24,295)	(2,673)	(54)	(27,022)
Paydowns	(171,345)	(41,303)	(368)	(213,016)
Accretion of discount	6,653	1,299	14	7,966
Net realized gains (losses)	(4,697)	(10)	(446)	(5,153)
Net change in unrealized appreciation (depreciation)	(10,809)	(15,160)	2,402	(23,567)
Balance, end of year	$1,523,542	$260,258	$27,735	$1,811,535
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(10,818)	$(14,899)	$2,402	$(23,315)

	Financial Assets
	For the Year Ended December 31, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$438,742	$66,207	$5,478	$510,427
Purchases	796,206	164,669	5,778	966,653
Sales	(19,087)	—	(486)	(19,573)
Paydowns	(61,194)	(34,848)	—	(96,042)
Accretion of discount	3,350	764	—	4,114
Net realized gains (losses)	—	—	269	269
Net change in unrealized appreciation (depreciation)	1,889	940	1,471	4,300
Balance, end of year	$1,159,906	$197,732	$12,510	$1,370,148
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statement of Operations	$1,765	$1,025	$1,471	$4,261
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2020 and 2019:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2020			Low	High
Investments in First Lien Debt	$1,154,102	Discounted Cash Flow	Discount Rate	4.36%	16.60%	7.52%
	361,290	Consensus Pricing	Indicative Quotes	89.11%	100.00%	97.73%
	8,150	Income Approach	Discount Rate	12.80%	12.80%	12.80%
Total First Lien Debt	1,523,542
Investments in Second Lien Debt	214,520	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.96%
	45,738	Consensus Pricing	Indicative Quotes	82.88%	100.00%	87.75%
Total Second Lien Debt	260,258
Investments in Equity	27,735	Income Approach	Discount Rate	7.22%	11.17%	7.70%
		Market Approach	Comparable Multiple	7.67x	16.43x	9.10x
Total Equity Investments	27,735
Total Level 3 Investments	$1,811,535

	Fair Value as of December 31, 2019	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$850,376	Discounted Cash Flow	Discount Rate	4.04%	16.36%	7.52%
	309,530	Consensus Pricing	Indicative Quotes	77.94%	100.00%	98.13%
Total First Lien Debt	1,159,906
Investments in Second Lien Debt	138,007	Discounted Cash Flow	Discount Rate	7.40%	9.76%	8.64%
	59,725	Consensus Pricing	Indicative Quotes	97.50%	98.31%	98.03%
Total Second Lien Debt	197,732
Investments in Equity	12,510	Income Approach	Discount Rate	7.76%	12.09%	7.94%
		Market Approach	Comparable Multiple	6.37x	16.65x	9.22x
Total Equity Investments	12,510
Total Level 3 Investments	$1,370,148
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$880,956	$880,956	$648,200	$648,200
Total	$880,956	$880,956	$648,200	$648,200
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 29, 2020, the Company's Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company's Investment Advisory Agreement with the Adviser for an additional one-year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The "Investment Period" commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021 the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Adviser agreed that its management fee will be calculated at an annual rate of 1.00% of the Company's average Capital Under Management, effective September 12, 2021. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.

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

Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Base management fees	$11,631	$6,259	$2,174
Incentive fees on pre-incentive fee net investment income	15,256	8,701	1,881
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	15,256	8,701	1,881
Total base management fees and incentive fees	$26,887	$14,960	$4,055
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
As of December 31, 2020 and 2019, $7,437 and $4,904, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2020, 2019, and 2018, the Company incurred $430, $270 and $435, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2020 and 2019, $60 and $33, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On June 26, 2017, the Administrator entered into sub-administration agreements with The Carlyle Employee Co. L.L.C. ("Carlyle Employee Co.") (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.
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

For the years ended December 31, 2020, 2019 and 2018, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $694, $481 and $479, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2020 and 2019, $1,000 and $1,033, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the years ended December 31, 2020, 2019, and 2018 TCG earned $2,310, $1,290, $219, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid the amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of six members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $239, $195 and $200, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of December 31, 2020 and 2019, $60 and $0, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV2 are party to the Credit Facilities. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2020 and 2019, asset coverage was 209.33% and 213.72%, respectively, and the Company, the SPV and SPV2 were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the Credit Facilities for the years ended December 31, 2020, 2019, and 2018.

	For the years ended December 31,
	2020	2019	2018
Outstanding borrowing, beginning of period	$648,200	$217,700	$60,750
Borrowings	702,597	986,666	367,050
Repayments	(475,381)	(558,300)	(210,100)
Foreign currency translation	5,540	2,134	—
Outstanding borrowing, end of period	$880,956	$648,200	$217,700
Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020. As of December 31, 2020, the Subscription Facility provides for secured borrowings of $75,000 (reduced from $265,000 as of December 31, 2019). The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year (1.55% per year as of December 31, 2019), subject to a 0.50% floor on LIBOR. The Company also pays a fee of 0.25% per year on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended on October 25, 2019, February 7, 2020 and December 4, 2020. The SPV Credit Facility provides for secured borrowings of $600,000 as of December 31, 2020, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2022, and a maturity date of April 1, 2024, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a 0.45% step-up based on collateral coverage and asset mix. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $250,000 as of December 31, 2020 ($350,000 following the February 2021 amendment), subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.95% (2.76% following the February 2021 amendment). SPV2 is pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

Short Term Liabilities
In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the Repurchase Obligation is reported on the Company’s Consolidated Statements of Operations within Other expenses.

As of December 31, 2020, the Company had no outstanding Repurchase Obligations. During the year ended December 31, 2020, the Company entered into $27,396 of repurchase agreements with a weighted average interest rate of 3.50%.

Summary of Credit Facilities
The Credit Facilities consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670

	December 31, 2019
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$265,000	$231,700	$33,300	$25,749
SPV Credit Facility	600,000	416,500	183,500	183,500
Total	$865,000	$648,200	$216,800	$209,249
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2020	2019	2018
Interest expense	$22,425	$15,500	$4,388
Facility unused commitment fee	992	899	416
Amortization of deferred financing costs	1,524	1,204	699
Total interest expense and credit facility fees	$24,941	$17,603	$5,503
Cash paid for interest expense	$21,675	$13,274	$2,683

Average principal debt outstanding	$726,109	$392,145	$115,637
Weighted average interest rate	3.04%	3.90%	3.74%
As of December 31, 2020 and 2019, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2020	2019
Interest expense payable	$5,384	$3,988
Unused commitment fees payable	86	237
Total interest expense and credit facility fees payable	$5,470	$4,225
Weighted average interest rate (1)	2.63%	3.91%
(1) Based on floating LIBOR rates.

    6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2020 and 2019:

	December 31,
Payment Due by Period	2020	2019
Less than 1 Year	$—	$231,700
1-3 Years	75,233	—
3-5 Years	595,723	416,500
More than 5 Years	210,000	—
Total	$880,956	$648,200
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2020 and 2019 for any such exposure.

As of December 31, 2020 and 2019, the Company had $1,227,312 and $1,227,687, respectively, in total capital commitments from stockholders, of which $259,700 and $489,896, respectively, was unfunded. As of December 31, 2020 and 2019, current officers had $450 and $450, respectively, in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2020	2019
Unfunded delayed draw commitments	$71,561	$79,156
Unfunded revolving commitments	56,362	54,249
Total unfunded commitments	$127,923	$133,405
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the year ended December 31, 2020, the Company issued 13,293,597 shares for $259,820. The following table summarizes capital activity during the year ended December 31, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	13,293,597	133	259,687	—	—	—	259,820
Net investment income (loss)	—	—	—	86,391	—	—	86,391
Net realized gain (loss)	—	—	—	—	(5,153)	—	(5,153)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(23,512)	(23,512)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	(1,887)	(3,653)	(5,540)
Dividends declared	—	—	—	(85,979)	—	—	(85,979)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, end of year	49,062,820	$491	$996,001	$1,117	$(6,891)	(27,582)	$963,136

During the year ended December 31, 2019, the Company issued 21,539,723 shares for $444,943. The following table summarizes capital activity during the year ended December 31, 2019:

	Common Stock		Capital in Excess of Par Value		Subscribed But Unissued Shares	Subscription Receivable	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	14,229,500	$142	$291,820		$24,953	$(24,953)	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	21,539,723	216	444,727		(24,953)	24,953	—	—	—	444,943
Net investment income (loss)	—	—	—		—	—	49,292	—	—	49,292
Net realized gain (loss) on investments	—	—	—		—	—	—	269	—	269
Net change in unrealized appreciation (depreciation) on investments	—	—	—		—	—	—	—	4,300	4,300
Realized and unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—	(96)	(2,134)	(2,230)
Dividends declared	—	—	—		—	—	(48,679)	—	—	(48,679)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(219)		—	—	219	—	—	—
Balance, end of year	35,769,223	$358	$736,328		$—	$—	$691	$149	(417)	$737,109
During the year ended December 31, 2018, the Company issued 10,098,817 shares for $210,306. The following table summarizes capital activity during the year ended December 31, 2018:

	Common Stock		Capital in Excess of Par Value	Subscribed But Unissued Shares	Subscription Receivable	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	4,130,683	$41	$82,507	$—	$—	$(708)	$—	$882	$82,722
Common stock issued	10,098,817	101	210,205	—	—	—	—	—	210,306
Subscribed but unissued shares	—	—	—	24,953	—	—	—	—	24,953
Subscription receivable	—	—	—	—	(24,953)	—	—	—	(24,953)
Net investment income (loss)	—	—	—	—	—	14,054	—	—	14,054
Net realized gain (loss) on investments	—	—	—	—	—	—	(24)	—	(24)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	—	(3,465)	(3,465)
Dividends declared	—	—	—	—	—	(14,379)	—	—	(14,379)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(892)	—	—	892	—	—	—
Balance, end of year	14,229,500	$142	$291,820	$24,953	$(24,953)	$(141)	$(24)	(2,583)	$289,214

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2020:

	Shares Issued	Proceeds Received
March 18, 2020	1,959,038	$40,004
March 31, 2020	7,168,466	140,000
May 28, 2020	2,636,256	49,816
December 30, 2020	1,529,837	30,000
Total	13,293,597	$259,820

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2019:

	Shares Issued	Proceeds Received
January 10, 2019	1,218,407	$24,953
February 28, 2019	1,677,049	35,000
March 26, 2019	1,940,070	39,990
May 8, 2019	1,195,615	25,000
June 26, 2019	2,912,624	60,000
August 14, 2019	2,873,565	60,000
September 25, 2019	3,654,971	75,000
November 6, 2019	4,847,311	100,000
December 26, 2019	1,220,111	25,000
Total	21,539,723	$444,943
    The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2018:

	Shares Issued	Proceeds Received
March 7, 2018	240,800	$4,941
March 28, 2018	587,788	12,003
May 16, 2018	694,960	14,414
June 7, 2018	454,599	9,469
June 20, 2018	1,947,292	39,998
August 22, 2018	1,207,628	25,307
September 13, 2018	1,387,273	29,174
September 26, 2018	1,206,560	25,000
November 29, 2018	2,371,917	50,000
Total	10,098,817	$210,306
    On December 28, 2018, the Company issued a capital call and delivered capital drawdown notices totaling $24,953. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were 1,218,407 subscribed but unissued shares as of December 31, 2018.
Subscription and share issuance transactions during the years ended December 31, 2020, 2019 and 2018 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.01 per share, $0.07 per share, and $0.11 per share for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year/period.
Basic and diluted earnings per common share were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$52,186	$51,631	$10,565
Weighted-average common shares outstanding	44,300,431	23,431,444	7,907,949
Basic and diluted earnings per common share	$1.18	$2.20	$1.34

The following table summarizes the Company’s dividends declared since inception:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2018	March 12, 2018	April 17, 2018	$0.30
June 6, 2018	June 6, 2018	July 18, 2018	$0.37
September 13, 2018	September 13, 2018	October 18, 2018	$0.40
December 26, 2018	December 26, 2018	January 18, 2019	$0.46
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Per Share Data:
Net asset value per share, beginning of year/period	$20.61	$20.32	$20.03
Net investment income (loss) (1)	1.95	2.10	1.78
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(1.00)	0.10	(0.07)
Net increase (decrease) in net assets resulting from operations	0.95	2.20	1.71
Dividends declared (2)	(1.94)	(1.98)	(1.53)
Effect of offering price of subscriptions (3)	0.01	0.07	0.11
Net asset value per share, end of year/period	$19.63	$20.61	$20.32
Number of shares outstanding, end of year/period	49,062,820	35,769,223	14,299,500
Total return based on net asset value (4)	4.66%	11.17%	9.09%
Net assets, end of year/period	$963,136	$737,109	$289,214
Ratio to average net assets:
Expenses before incentive fees	4.60%	5.06%	5.84%
Expenses after incentive fees	6.34%	6.74%	6.90%
Net investment income (loss)	9.85%	9.54%	7.92%
Interest expense and credit facility fees	2.84%	3.41%	3.10%
Ratios/Supplemental Data:
Asset coverage, end of year/period	209.33%	213.72%	232.85%
Portfolio turnover	15.03%	12.47%	20.41%
Total committed capital, end of year/period	1,227,312	1,227,687	1,227,938
Ratio of total contributed capital to total committed capital, end of year/period	81.28%	60.09%	23.85%
Weighted-average shares outstanding	44,300,431	23,431,444	7,907,949
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted average number of shares outstanding for the year.
(2)Dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at the quarter-end date (refer to Note 7, Net Assets, to these consolidated financial statements).

(3)Increase (decrease) is due to the offering price of subscriptions during the year (refer to Note 7, Net Assets, to these consolidated financial statements).
(4)Total return based on net asset value is based on the change in net asset value per share during the year/period plus the declared dividends divided by the beginning net asset value for the year. Total return for the years ended December 31, 2020, 2019 and 2018 is inclusive of an increase (decrease) in net asset value related to the offering price of subscriptions $0.01 per share, $0.07 per share and $0.11 per share, respectively. Excluding the effects of these common stock issuances, total return would have been 4.61%, 10.83%, and 8.54%, respectively, for the years ended December 31, 2020, 2019 and 2018 (refer to Note 7, Net Assets, to these consolidated financial statements).
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2020 and 2019, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2020 and 2019.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2020 the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2020 and 2019, permanent differences primarily due to the tax treatment of offering costs resulted in a net decrease in total distributable loss by $14 and $220, respectively, and net decrease in additional paid-in capital in excess of par by $14 and $220, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the periods from July 1, 2020 to December 31, 2020 and July 1, 2019 to June 30, 2020 was as follows:

	For the Period from July, 1 2020 to December 31, 2020	For the Period from July 1, 2019 to June 30, 2020
Ordinary income	$45,631	$70,413
Long-term capital gains	$—	$233
Tax return of capital	$—	$—

Income Tax Information and Distributions to Stockholders
As of June 30, 2020 and June 30, 2019, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of
	June 30, 2020	June 30, 2019
Undistributed ordinary income	$2,010	$1,875
Other book/tax temporary differences(1)	(316)	(342)
Capital loss carryforwards	(2,156)	—
Undistributed capital gains	—	233
Net unrealized appreciation (depreciation) on investments(2)	(61,875)	(1,376)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	(452)	—
Total accumulated earnings (deficit)	$(62,789)	$390

(1)Consists of the unamortized portion of organization costs as of June 30, 2020 and June 30, 2019.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable to the tax treatment of partnership investments.
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
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of June 30, 2020 and June 30, 2019, the Company had $2,156 and $0, of capital loss carryforwards, respectively, of which $1,767 and $0 were short-term capital loss carryforwards, respectively, and $389 and $0, were long-term capital loss carryforwards, respectively.
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed elsewhere in these consolidated financial statements.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective.
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
    None.

    PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (1)

4.2	Description of Registered Securities *

10.1	Investment Advisory Agreement (1)

10.2	Amendment to Investment Advisory Agreement *

10.3	Administration Agreement (1)

10.4	Form of Indemnification Agreement (1)

10.5	Revolving Credit Agreement (1)

10.6	Master Custodian Agreement (2)

10.7
First Amendment, dated as of March 14, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, Bank of America, N.A. as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranger. (3)

10.8
Second Amendment, dated as of November 16, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, and Bank of America, N.A. as administrative agent.(4)

10.9
Loan and Security Agreement, dated as of April 1, 2019 and Conformed through Amendment No. 1 dated as of October 25, 2019, among TCG BDC II SPV LLC as borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer.(7)

10.10
Loan and Security Agreement, dated as of May 13, 2020, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.†(5)

10.11
Fourth Amendment, dated as of October 2, 2020, to the Revolving Credit Agreement among TCG BDC II, Inc, as borrower, each of the lenders party thereto, and Bank of America, N.A., as administrative agent.(6)

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
(1)    Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
(2)    Incorporated by reference to the Company’s Form 10-K filed by the Company on March 1, 2018 (File No. 000-55848)
(3)    Incorporated by reference to the Company’s Form 10-Q filed by the Company on May 4, 2018 (File No. 000-55848)
(4)    Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed by the Company on February 28, 2019 (File No. 000-55848)
(5)    Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed by the Company on August 11, 2020 (File No. 000-55848)
(6)    Incorporated by reference to Exhibit 10.1. to the Company's Form 10-Q filed by the Company on November 9, 2020 (File No. 000-55848)
(7)    Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed by the Company on March 5, 2020 (Filed No. 000-55848)
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.

Dated: February 26, 2021	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2021	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Dated: February 26, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 26, 2021	By	/s/ Peter Gaunt
Peter Gaunt
Treasurer (principal accounting officer)

Dated: February 26, 2021	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 26, 2021	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 26, 2021	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: February 26, 2021	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: February 26, 2021	By	/s/ William H. Wright II
William H. Wright II
Director