Form 10-Q
period 2021-03-31
TCG BDC II, Inc.
filed 2021-05-11
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 814-01248

TCG BDC II, INC.
(Exact name of Registrant as specified in its charter)

Maryland	81-5320146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Vanderbilt Avenue, Suite 3400, New York, NY 10017	(212) 813-4900
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 11, 2021 was 49,062,820.

TCG BDC II, INC.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,855,942 and $1,833,385, respectively)	$1,846,251	$1,811,535
Cash and cash equivalents	38,559	50,217
Deferred financing costs	4,727	4,542
Receivable for investment sold/repaid	1,277	1,659
Interest receivable from non-controlled/non-affiliated investments	13,166	12,636
Prepaid expenses and other assets	1,110	2,676
Total assets	$1,905,090	$1,883,265
LIABILITIES
Secured borrowings (Note 5)	$876,363	$880,956
Payable for investments purchased	12,670	273
Due to Investment Adviser	479	486
Interest and credit facility fees payable (Note 5)	5,375	5,470
Dividend payable (Note 7)	23,550	23,766
Management and incentive fees payable (Note 4)	7,204	7,437
Administrative service fees payable (Note 4)	61	60
Other accrued expenses and liabilities	1,833	1,681
Total liabilities	927,535	920,129
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 49,062,820 and 49,062,820 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	491	491
Paid-in capital in excess of par value	996,001	996,001
Total distributable earnings (loss)	(18,937)	(33,356)
Total net assets	$977,555	$963,136
NET ASSETS PER SHARE	$19.92	$19.63
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2021	March 31, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$36,824	$30,864
Other income	1,025	1,972
Total investment income from non-controlled/non-affiliated investments	37,849	32,836
Total investment income	37,849	32,836
Expenses:
Management fees (Note 4)	3,075	2,573
Net investment income incentive fees (Note 4)	4,126	3,394
Professional fees	385	268
Administrative service fees (Note 4)	154	42
Interest expense (Note 5)	5,861	6,385
Credit facility fees (Note 5)	358	549
Directors’ fees and expenses	59	51
Other general and administrative	429	347
Total expenses	14,447	13,609
Net investment income (loss)	23,402	19,227
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	1,815	(180)
Currency gains (losses) on non-investment assets and liabilities	(42)	(164)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	12,159	(88,670)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	635	2,614
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	14,567	(86,400)
Net increase (decrease) in net assets resulting from operations	$37,969	$(67,173)
Basic and diluted earnings per common share (Note 7)	$0.77	$(1.86)
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	49,062,820	36,149,388
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month period ended
	March 31, 2021	March 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$23,402	$19,227
Net realized gain (loss) on investments and non-investment assets and liabilities	1,773	(344)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	12,794	(86,056)
Net increase (decrease) in net assets resulting from operations	37,969	(67,173)
Capital transactions:
Common stock issued	—	180,004
Dividends declared (Note 10)	(23,550)	(18,958)
Net increase (decrease) in net assets resulting from capital share transactions	(23,550)	161,046
Net increase (decrease) in net assets	14,419	93,873
Net assets at beginning of period	963,136	737,109
Net assets at end of period	$977,555	$830,982
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month period ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$37,969	$(67,173)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	285	350
Net accretion of discount on investments	(2,081)	(2,023)
Paid-in-kind interest	(1,616)	(180)
Net realized (gain) loss on investments and non-investment assets and liabilities	(1,773)	344
Net change in unrealized (appreciation) depreciation on investments	(12,159)	88,670
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(635)	(2,614)
Cost of investments purchased and change in payable for investments purchased	(101,515)	(179,103)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	97,249	78,296
Changes in operating assets:
Interest receivable	(530)	1,936
Prepaid expenses and other assets	1,566	(16,546)
Changes in operating liabilities:
Due to Investment Adviser	(7)	(58)
Interest and credit facility fees payable	(95)	681
Management and incentive fees payable	(233)	1,066
Administrative service fees payable	1	(33)
Other accrued expenses and liabilities	152	291
Net cash provided by (used in) operating activities	16,578	(96,096)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	180,004
Borrowings on the Facilities	31,612	178,000
Repayments of the Facilities	(35,612)	(216,000)
Dividends paid in cash	(23,766)	(17,275)
Debt issuance costs paid	(470)	(25)
Net cash provided by (used in) financing activities	(28,236)	124,704
Net increase (decrease) in cash and cash equivalents	(11,658)	28,608
Cash and cash equivalents, beginning of period	50,217	18,937
Cash and cash equivalents, end of period	$38,559	$47,545
Supplemental disclosures:
Interest paid during the period	$5,956	$5,690
Dividends declared during the period	$23,550	$18,958
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (83.5% of fair value)
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 6.00%	7.00%	12/17/2020	12/17/2026	$12,252	$11,899	$12,302	1.26%
Airnov, Inc.	+#	(2)(3)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	46,448	45,880	46,340	4.74
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.44%	2/17/2021	7/10/2026	500	503	498	0.05
Alpine SG, LLC	+#	(2)(3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,233	15,064	1.54
Alpine SG, LLC	#	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,583	1,618	0.17
Alpine SG, LLC	+	(2)(3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	10,750	10,489	10,661	1.09
Alpine SG, LLC	#	(2)(3)	High Tech Industries	L + 7.00%	8.00%	2/10/2021	11/16/2022	3,046	2,964	3,035	0.31
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	1/7/2019	12/21/2021	38,998	38,766	37,815	3.87
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	25,398	25,097	25,233	2.58
Anchor Hocking, LLC	#	(2)(3)	Durable Consumer Goods	L + 11.75%	12.75%	1/25/2019	1/25/2024	4,190	4,106	4,060	0.42
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	394	382	392	0.04
Apptio, Inc.	^+#	(2)(3)(6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	36,488	35,961	36,772	3.76
At Home Holding III, Inc.	+#	(2)(3)(7)	Retail	L + 9.00%	10.00%	6/12/2020	7/27/2022	17,040	16,764	17,038	1.74
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	37,125	36,331	33,590	3.44
Avenu Holdings, LLC	+#	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	38,175	37,808	38,175	3.91
Barnes & Noble, Inc.	+	(2)(3)(10)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,521	16,224	15,615	1.60
BlueCat Networks, Inc. (Canada)	+	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	22,936	22,499	22,920	2.34
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	29,583	28,977	29,314	3.00
Central Security Group, Inc.	^	(2)(3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	1,427	1,427	1,325	0.13
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	L + 5.25%	6.25%	5/1/2019	5/1/2025	39,470	38,811	39,470	4.04
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	14,489	14,372	14,489	1.48
CircusTrix Holdings, LLC	^+	(2)(3)	Hotel, Gaming & Leisure	L + 8.00% (100% PIK)	9.00%	2/2/2018	1/16/2024	10,400	10,354	8,598	0.88
CircusTrix Holdings, LLC	^	(2)(3)(6)	Hotel, Gaming & Leisure	L + 8.00% (100% PIK)	9.00%	1/8/2021	7/16/2023	346	289	346	0.04
Cobblestone Intermediate Holdco LLC	^	(2)(3)	Consumer Services	L + 5.50%	6.50%	1/29/2020	1/29/2026	728	722	732	0.07
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	41,677	41,120	41,677	4.26
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(7)	Software	L + 5.25%	6.25%	7/2/2019	7/2/2026	56,635	55,670	56,904	5.82

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	L + 7.25%	8.25%	9/3/2020	7/2/2026	$1,893	$1,841	$1,934	0.20%
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	9,936	9,752	9,750	1.00
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	2/15/2018	5/31/2022	16,238	15,817	9,238	0.95
Designer Brands Inc.	+#	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	35,455	34,659	34,851	3.57
Diligent Corporation	^	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	577	560	582	0.06
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,949	1,878	1,867	0.19
Ensono, LP	+#	(2)(3)	Telecommunications	L + 5.25%	5.36%	4/30/2018	6/27/2025	8,428	8,373	8,363	0.86
Ensono, LP	+	(2)(3)	Telecommunications	L + 5.75%	5.86%	6/25/2020	6/27/2025	18,085	17,968	17,995	1.85
Ethos Veterinary Health LLC	+#	(2)(3)(6)	Consumer Services	L + 4.75%	4.86%	5/17/2019	5/15/2026	10,776	10,677	10,690	1.09
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,825	14,822	1.52
Hawkeye AcquisitionCo, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.75%	7.75%	3/1/2021	11/19/2026	6,109	5,890	5,887	0.60
Helios Buyer, Inc.	^+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	18,729	18,162	18,602	1.90
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,592	18,094	18,293	1.87
Higginbotham Insurance Agency, Inc.	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.50%	11/25/2020	11/25/2026	15,607	15,322	15,721	1.61
iCIMS, Inc.	^+#	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,621	29,159	2.98
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	15,532	15,204	15,281	1.56
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.25%	12/31/2020	11/22/2025	2,207	2,150	2,177	0.22
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	24,789	24,487	25,019	2.56
Integrity Marketing Acquisition, LLC	#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/7/2020	8/27/2025	5,663	5,583	5,743	0.59
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	25,497	25,097	25,533	2.61
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2019	5/2/2025	24,605	24,234	24,605	2.52
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	47,511	46,630	43,853	4.49
Liqui-Box Holdings, Inc.	^	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,718	1,698	1,492	0.15
Mailgun Technologies, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	19,940	19,629	19,745	2.02
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,763	9,681	9,507	0.97
Paramit Corporation	+#	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,214	6,189	6,178	0.63
Paramit Corporation	#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	11/24/2020	5/3/2025	3,029	2,918	3,029	0.31

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
PF Growth Partners, LLC	+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 7.00%	8.00%	7/1/2019	7/11/2025	$7,276	$7,184	$6,842	0.70%
PPC Flexible Packaging, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.50%	6.50%	11/23/2018	11/23/2024	17,850	17,665	17,850	1.82
Propel Insurance Agency, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	4/30/2019	6/1/2024	2,333	2,322	2,324	0.24
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(7)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,280	14,273	1.46
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	16,909	16,666	16,909	1.73
Redwood Services Group, LLC	#	(2)(3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,466	3,383	3,515	0.36
Redwood Services Group, LLC	#	(2)(3)(6)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	17,090	16,736	17,250	1.76
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,781	68,782	7.04
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,724	19,440	19,922	2.04
RSC Acquisition, Inc.	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	34,159	33,572	34,334	3.51
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	29,378	28,929	24,546	2.51
Smile Doctors, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,380	23,308	23,380	2.39
Southern Graphics, Inc.	+	(2)(3)(10)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,781	9,950	1.02
Sovos Brands Intermediate, Inc.	+#	(2)(3)	Beverage, Food & Tobacco	L + 4.75%	4.98%	11/16/2018	11/20/2025	19,647	19,508	19,542	2.00
SPay, Inc.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	21,730	21,481	18,274	1.87
Speedstar Holding LLC	+#	(2)(3)(6)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,432	26,825	26,814	2.74
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	26,005	25,492	25,960	2.65
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£20,740	25,447	28,520	2.92
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2)(3)(6)(7)	Banking, Finance, Insurance & Real Estate	L + 6.75%, 3.50% PIK	11.00%	7/23/2019	6/30/2024	£4,991	7,364	8,945	0.92
Trump Card, LLC	^+#	(2)(3)(6)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,734	7,709	7,634	0.78
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	L + 5.50%	6.50%	12/2/2019	12/2/2025	32,415	31,716	32,761	3.35
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,444	19,497	21,359	2.18
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€2,724	3,058	3,154	0.32

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
US INFRA SVCS Buyer, LLC	^+#	(2)(3)(6)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	$53,697	$52,497	$52,798	5.40%
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,393	21,092	20,124	2.06
USLS Acquisition, Inc.	^	(2)(3)(6)	Business Services	L + 5.75%	6.75%	9/3/2020	11/30/2024	—	(20)	—	—
VRC Companies, LLC	+#	(2)(3)	Business Services	L + 6.50%	7.50%	1/29/2019	3/31/2023	57,040	56,620	55,899	5.72
Westfall Technik, Inc.	^+#	(2)(3)(6)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	9/13/2018	9/13/2024	27,656	27,344	26,388	2.70
Wheel Pros, LLC	+	(2)(3)	Automotive	L + 5.25%	6.25%	11/18/2020	11/6/2027	3,267	3,187	3,250	0.33
YLG Holdings, Inc.	+	(2)(3)(6)	Consumer Services	L + 6.25%	7.25%	9/30/2020	11/1/2025	8,137	7,857	8,075	0.83
Zemax Software Holdings, LLC	^+#	(2)(3)(6)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	10,659	10,525	10,477	1.07
Zenith Merger Sub, Inc.	+#	(2)(3)(6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	17,932	17,807	17,905	1.83
First Lien Debt Total									$1,547,223	$1,541,655	157.71%
Second Lien Debt (14.9% of fair value)
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	$30,327	$29,721	$31,431	3.21%
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.62%	2/1/2019	2/1/2027	21,047	20,600	18,669	1.91
Brave Parent Holdings, Inc.	+	(2)(3)	Software	L + 7.50%	7.61%	10/3/2018	4/19/2026	19,062	18,734	19,062	1.95
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.36%	2/11/2020	7/30/2026	18,600	18,161	18,739	1.92
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	L + 8.00%	8.11%	6/13/2019	6/18/2027	23,450	23,160	18,762	1.92
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	L + 7.50%	7.70%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.18
PAI Holdco, Inc.	+	(2)(3)	Automotive	L + 6.25%, 2.00% PIK	9.25%	10/28/2020	10/28/2028	13,599	13,210	13,480	1.38
Peraton Corp.	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,115	12,115	1.24
Quartz Holding Company	+	(2)(3)	Software	L + 8.00%	8.11%	4/2/2019	4/2/2027	11,900	11,708	12,019	1.23
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.54%	3/12/2020	3/12/2028	£20,000	24,743	22,976	2.35
Tank Holding Corp.	+#	(2)(3)	Capital Equipment	L + 8.25%	8.36%	3/26/2019	3/26/2027	41,479	40,840	41,765	4.27
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,751	13,003	1.33
Ultimate Baked Goods MIDCO, LLC	+	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,208	7,682	0.79
World 50, Inc.	#	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,827	9,903	1.01
WP CPP Holdings, LLC	+#	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,184	34,266	3.50
Second Lien Debt Total									$284,690	$275,603	28.19%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.6% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$803	0.08%
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	172	479	0.05
BK Intermediate Company, LLC	^	(8)	Healthcare & Pharmaceuticals	5/27/2020	288	288	266	0.03
Central Security Group, Inc.	^	(8)	Consumer Services	10/16/2020	68	—	—	—
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	733	0.08
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250	250	312	0.03
GRO Sub Holdco, LLC	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	622	0.06
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	3/26/2019	424	424	784	0.08
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	3,199	0.33
Paramit Corporation	^	(8)	Capital Equipment	6/17/2019	150	500	760	0.08
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	2/1/2019	965	965	1,483	0.15
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	482	944	0.10
Titan DI Preferred Holdings, Inc.	^	(8)	Energy: Oil & Gas	2/11/2020	11,620	11,345	11,620	1.19
Turbo Buyer, Inc.	^	(8)	Automotive	12/2/2019	1,925	1,925	2,601	0.26
Unifrutti Financing PLC (Cyprus)	^	(8)	Beverage, Food & Tobacco	10/22/2020	2	1,700	1,690	0.17
Unifrutti Financing PLC (Cyprus)	^	(8)	Beverage, Food & Tobacco	10/22/2020	1	532	593	0.06
USLS Acquisition, Inc.	^	(8)	Business Services	11/30/2018	641	641	570	0.06
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	500	672	0.07
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	220	404	0.04
Zillow Topco LP	^	(8)	Software	6/25/2018	313	312	168	0.02
Equity Investments Total						$24,029	$28,993	2.97%
Total investments—non-controlled/non-affiliated						$1,855,942	$1,846,251	188.87%
Total investments						$1,855,942	$1,846,251	188.87%
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
# Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2021, the Company does not “control” any of these portfolio companies. Under the

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31, 2021, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.11%, the 90-day LIBOR at 0.19% and the 180-day LIBOR rate at 0.21%.
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
(6)As of March 31, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$4,597	$13
Advanced Web Technologies Holding Company	Revolver	0.50	1,511	4
American Physician Partners, LLC	Revolver	0.50	550	(16)
Analogic Corporation	Revolver	0.50	2,572	(15)
Applied Technical Services	Delayed Draw	1.00	132	(1)
Applied Technical Services	Revolver	0.50	53	—
Apptio, Inc.	Revolver	0.50	1,420	11
Chartis Holding, LLC	Delayed Draw	1.00	4,406	—
Chartis Holding, LLC	Revolver	0.50	2,401	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	287	—
Comar Holding Company, LLC	Revolver	0.50	2,935	—
Cority Software Inc.(Canada)	Revolver	0.50	3,000	14
DCA Investment Holding, LLC	Delayed Draw	1.00	2,449	(37)
Diligent Corporation	Delayed Draw	1.00	141	1
Diligent Corporation	Revolver	0.50	47	—
Ethos Veterinary Health LLC	Delayed Draw	1.00	2,696	(17)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(33)
Hawkeye AcquisitionCo, LLC	Delayed Draw	1.00	4,454	(89)
Hawkeye AcquisitionCo, LLC	Revolver	0.50	557	(11)
Helios Buyer, Inc.	Revolver	0.50	1,378	(6)
Helios Buyer, Inc.	Delayed Draw	1.00	9,345	(40)
Hercules Borrower LLC	Revolver	0.50	2,160	(31)
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00	4,393	25
Individual FoodService Holdings, LLC	Revolver	0.50	2,087	(26)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	2,335	(29)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Individual FoodService Holdings, LLC	Delayed Draw	1.00%	$149	$(2)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	2,309	23
K2 Insurance Services, LLC	Revolver	0.50	2,290	3
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	2
Kaseya, Inc.	Delayed Draw	1.00	1,111	—
Kaseya, Inc.	Revolver	0.50	787	—
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	3,379	(233)
Lifelong Learner Holdings, LLC	Revolver	0.50	2,754	(188)
Liqui-Box Holdings, Inc.	Revolver	0.50	912	(78)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(12)
Paramit Corporation	Delayed Draw	1.00	2,931	—
PF Growth Partners, LLC	Delayed Draw	1.00	823	(44)
PPC Flexible Packaging, LLC	Revolver	0.50	685	—
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	(53)
Redwood Services Group, LLC	Delayed Draw	3.63	3,681	28
RSC Acquisition, Inc.	Revolver	0.50	1,096	5
Sapphire Convention, Inc.	Revolver	0.50	3,088	(460)
Smile Doctors, LLC	Revolver	0.50	707	—
SPay, Inc.	Revolver	0.50	648	(100)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	(75)
TCFI Aevex LLC	Delayed Draw	1.00	3,476	(5)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.00	2,111	252
Trump Card, LLC	Revolver	0.50	477	(6)
Turbo Buyer, Inc.	Revolver	0.50	2,151	22
US INFRA SVCS Buyer, LLC	Revolver	0.50	4,550	(59)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	11,359	(147)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(79)
Westfall Technik, Inc.	Revolver	0.50	431	(19)
YLG Holdings, Inc.	Delayed Draw	1.00	1,829	(12)
Zemax Software Holdings, LLC	Revolver	0.50	642	(10)
Zenith Merger Sub, Inc.	Revolver	0.50	731	(1)
Total unfunded commitments			$124,151	$(1,531)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2021, the aggregate fair value of these securities is $28,993, or 2.97% of the Company's net assets.
(9)Loan was on non-accrual status as of March 31, 2021.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Southern Graphics, Inc. (1.71%) and Barnes & Noble, Inc. (1.83%). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(11)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
As of March 31, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,435,673	$1,430,270	77.5%
First Lien/Last Out Debt	111,550	111,385	6.0
Second Lien Debt	284,690	275,603	14.9
Equity Investments	24,029	28,993	1.6
Total	$1,855,942	$1,846,251	100.0%
The rate type of debt investments at fair value as of March 31, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	1,799,531	1,782,842	98.1%
Fixed Rate	32,382	34,416	1.9%
Total	$1,831,913	$1,817,258	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of March 31, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$135,562	$128,421	7.0%
Automotive	76,863	78,906	4.3
Banking, Finance, Insurance & Real Estate	159,067	166,683	9.0
Beverage, Food & Tobacco	77,246	76,996	4.2
Business Services	195,174	192,154	10.4
Capital Equipment	76,618	78,712	4.3
Chemicals, Plastics & Rubber	27,344	26,388	1.4
Construction & Building	28,977	29,314	1.6
Consumer Services	51,596	52,427	2.8
Containers, Packaging & Glass	121,542	124,343	6.7
Durable Consumer Goods	4,106	4,060	0.2
Energy: Oil & Gas	39,187	39,866	2.2
Environmental Industries	70,591	71,091	3.9
Healthcare & Pharmaceuticals	87,931	80,739	4.4
High Tech Industries	135,718	137,973	7.5
Hotel, Gaming & Leisure	59,908	52,729	2.8
Media: Advertising, Printing & Publishing	9,781	9,950	0.5
Media: Diversified & Production	68,781	68,782	3.7
Retail	67,647	67,504	3.7
Software	243,430	243,981	13.2
Sovereign & Public Finance	37,980	38,654	2.1
Telecommunications	55,830	51,486	2.8
Transportation: Cargo	7,709	7,634	0.4
Wholesale	17,354	17,458	0.9
Total	$1,855,942	$1,846,251	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2021
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of March 31, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$109,095	$111,253	6.0%
Cyprus	22,555	24,513	1.3
Luxembourg	36,331	33,590	1.8
United Kingdom	96,956	101,379	5.5
United States	1,591,005	1,575,516	85.4
Total	$1,855,942	$1,846,251	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (84.7%)
Advanced Web Technologies Holding Company	^+	(2) (3) (6)	Containers, Packaging & Glass	L + 6.00%	7.00%	12/17/2020	12/17/2026	$12,084	$11,719	$11,716	1.22%
Airnov, Inc.	^+#	(2) (3) (6)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	42,388	41,794	42,407	4.40
Alpine SG, LLC	+#	(2) (3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,224	15,186	1.58
Alpine SG, LLC	#	(2) (3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,577	1,612	0.17
Alpine SG, LLC	+	(2) (3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	10,750	10,453	10,698	1.11
American Physician Partners, LLC	+#	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.75%	7.75%	1/7/2019	12/21/2021	39,412	39,101	37,302	3.88
Analogic Corporation	^+#	(2) (3) (6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	25,462	25,140	25,462	2.64
Anchor Hocking, LLC	#	(2) (3)	Durable Consumer Goods	L + 11.75%	12.75%	1/25/2019	1/25/2024	9,758	9,548	9,358	0.97
Applied Technical Services, LLC	^	(2) (3) (6)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	395	382	382	0.04
Apptio, Inc.	^+#	(2) (3) (6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	35,541	34,985	36,110	3.75
At Home Holding III, Inc.	+#	(2) (3) (7)	Retail	L + 9.00%	10.00%	6/12/2020	7/27/2022	17,500	17,167	17,411	1.81
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2) (3) (7)	Software	L + 5.75%	6.75%	12/24/2019	12/24/2026	37,219	36,395	33,988	3.53
Avenu Holdings, LLC	+#	(2) (3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	38,273	37,871	38,273	3.97
Barnes & Noble, Inc.	+	(2) (3) (10)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,744	16,424	15,808	1.64
BlueCat Networks, Inc. (Canada)	+	(2) (3) (7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	22,936	22,486	22,477	2.33
BMS Holdings III Corp.	+#	(2) (3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	29,658	29,027	29,317	3.04
Central Security Group, Inc.	^	(2) (3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	1,431	1,431	1,223	0.13
Chartis Holding, LLC	^+#	(2) (3) (6)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	39,565	38,869	39,583	4.11
Chemical Computing Group ULC (Canada)	^+	(2) (3) (6) (7)	Software	L + 5.00%	6.00%	8/30/2018	8/30/2023	14,526	14,397	14,526	1.51
CircusTrix Holdings, LLC	^+	(2) (3)	Hotel, Gaming & Leisure	L + 6.75% (100% PIK)	7.75%	2/2/2018	12/6/2021	10,023	9,974	8,093	0.84
Cobblestone Intermediate Holdco LLC	^	(2) (3) (6)	Consumer Services	L + 4.75%	5.75%	1/29/2020	1/29/2026	719	713	724	0.08
Comar Holding Company, LLC	+#	(2) (3) (6)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	39,657	39,061	39,823	4.13
Cority Software Inc. (Canada)	^+#	(2) (3) (6) (7)	Software	L + 5.25%	6.25%	7/2/2019	7/2/2026	56,778	55,771	57,202	5.94
Cority Software Inc. (Canada)	#	(2) (3) (7)	Software	L + 7.25%	8.25%	9/3/2020	7/2/2026	1,898	1,843	1,935	0.20
Derm Growth Partners III, LLC	^	(2) (3) (9)	Healthcare & Pharmaceuticals	L + 6.25% (100% PIK)	7.25%	2/15/2018	5/31/2022	16,271	16,175	8,151	0.85

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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Redwood Services Group, LLC	+#	(2) (3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	16,952	16,688	16,908	1.76%
Redwood Services Group, LLC	#	(2) (3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,474	3,383	3,494	0.36
Redwood Services Group, LLC	^#	(2) (3) (6)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	15,108	14,719	15,186	1.58
Regency Entertainment, Inc.	+#	(2) (3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,728	68,616	7.12
Riveron Acquisition Holdings, Inc.	+#	(2) (3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,774	19,474	19,907	2.07
RSC Acquisition, Inc.	^+#	(2) (3) (6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	57,386	56,366	57,978	6.02
Sapphire Convention, Inc.	^+#	(2) (3) (6)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	28,812	28,340	23,999	2.49
Smile Doctors, LLC	+#	(2) (3) (6)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,439	23,356	22,956	2.38
Southern Graphics, Inc.	+	(2) (3) (10)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,769	9,849	1.02
Sovos Brands Intermediate, Inc.	+#	(2) (3)	Beverage, Food & Tobacco	L + 4.75%	4.96%	11/16/2018	11/20/2025	19,698	19,551	19,529	2.03
SPay, Inc.	^+	(2) (3) (6)	Hotel, Gaming & Leisure	L + 5.75%, 2.00% PIK	8.75%	6/15/2018	6/17/2024	21,365	21,098	17,318	1.80
Tank Holding Corp.	^	(2) (3) (6)	Capital Equipment	L + 3.50%	3.74%	3/26/2019	3/26/2024	—	—	(1)	—
TCFI Aevex LLC	+#	(2) (3) (6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	26,070	25,535	25,961	2.70
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2) (3) (6) (7)	Banking, Finance, Insurance & Real Estate	L + 6.50%, 3.00% PIK	10.25%	7/23/2019	6/30/2024	£3,757	4,690	5,743	0.60
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2) (3) (7)	Banking, Finance, Insurance & Real Estate	L + 6.50%, 3.00% PIK	10.25%	7/23/2019	6/30/2024	£20,740	25,411	28,078	2.92
Trump Card, LLC	^+#	(2) (3) (6)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,594	7,563	7,444	0.77
Turbo Buyer, Inc.	+#	(2) (3) (6)	Automotive	L + 5.25%	6.25%	12/2/2019	12/2/2025	32,497	31,765	32,816	3.41
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,352	19,358	21,915	2.28
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€2,596	2,904	3,025	0.31
US INFRA SVCS Buyer, LLC	^+#	(2) (3) (6)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	53,459	52,208	53,298	5.53
USLS Acquisition, Inc.	^+	(2) (3) (6)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,447	21,128	19,981	2.07
USLS Acquisition, Inc.	^	(2) (3) (6)	Business Services	L + 5.75%	6.75%	9/3/2020	11/30/2024	—	(22)	—	—
VRC Companies, LLC	+#	(2) (3)	Business Services	L + 6.50%	7.5%	1/29/2019	3/31/2023	57,186	56,718	57,186	5.94
Westfall Technik, Inc.	^+#	(2) (3) (6)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	9/13/2018	9/13/2024	27,715	27,383	25,729	2.67
Wheel Pros, LLC	+	(2) (3)	Automotive	L + 5.25%	6.25%	11/18/2020	11/6/2027	18,750	18,286	18,390	1.91
YLG Holdings, Inc.	+	(2) (3) (6)	Consumer Services	L + 6.25%	7.25%	9/30/2020	11/1/2025	7,020	6,729	6,865	0.71
Zemax Software Holdings, LLC	^+#	(2) (3) (6)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	10,685	10,542	10,413	1.08
Zenith Merger Sub, Inc.	+#	(2) (3) (6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	18,098	17,944	17,941	1.86

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
Second Lien Debt (14.4%)
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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)			Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investment (0.9%)
ANLG Holdings, LLC	^		(8)	Capital Equipment	6/22/2018	592	$592	$865	0.09%
Avenu Holdings, LLC	^		(8)	Sovereign & Public Finance	9/28/2018	172	172	345	0.04
BK Intermediate Company, LLC	^		(8)	Healthcare & Pharmaceuticals	5/27/2020	288	288	209	0.02
Central Security Group, Inc.	^		(8)	Consumer Services	10/16/2020	68	—	—	—
Chartis Holding, LLC	^		(8)	Business Services	5/1/2019	433	433	571	0.06
Cority Software Inc. (Canada)	^		(8)	Software	7/2/2019	250	250	295	0.03
GRO Sub Holdco, LLC	^		(8)	Healthcare & Pharmaceuticals	3/29/2018	500	—	—	—
K2 Insurance Services, LLC	^		(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	676	0.07
Mailgun Technologies, Inc.	^		(8)	High Tech Industries	3/26/2019	424	424	784	0.08
North Haven Goldfinch Topco, LLC	^		(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	3,043	0.32
Paramit Corporation	^		(8)	Capital Equipment	6/17/2019	150	500	758	0.08
PPC Flexible Packaging, LLC	^		(8)	Containers, Packaging & Glass	2/1/2019	965	965	1,302	0.14
SiteLock Group Holdings, LLC	^		(8)	High Tech Industries	4/5/2018	446	446	526	0.05
Tank Holding Corp.	^		(8)	Capital Equipment	3/26/2019	850	482	943	0.10
Titan DI Preferred Holdings, Inc.	^		(8)	Energy: Oil & Gas	2/11/2020	11,246	10,959	11,021	1.13
Turbo Buyer, Inc.	^		(8)	Automotive	12/2/2019	1,925	1,925	2,444	0.25
Unifrutti Financing PLC (Cyprus)	^		(8)	Beverage, Food & Tobacco	10/22/2020	2	2,232	2,307	0.24
Unifrutti Financing PLC (Cyprus)	^		(8)	Beverage, Food & Tobacco	10/22/2020	1	—	—	—
USLS Acquisition, Inc.	^		(8)	Business Services	11/30/2018	641	641	565	0.06
W50 Parent LLC	^	^	(8)	Business Services	1/10/2020	500	500	575	0.06
Zenith American Holding, Inc.	^	^	(8)	Business Services	12/13/2017	440	220	343	0.04
Zillow Topco LP	^		(8)	Software	6/25/2018	313	312	163	0.02
Equity Investments Total							$24,089	$27,735	2.88%
Total investments—non-controlled/non-affiliated							$1,833,385	$1,811,535	188.09%
Total investments							$1,833,385	$1,811,535	188.09%
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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Individual FoodService Holdings, LLC	Delayed Draw	1.00	$165	$(4)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	2,763	28
K2 Insurance Services, LLC	Revolver	0.50	2,290	—
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	—
Kaseya, Inc.	Delayed Draw	1.00	1,852	7
Kaseya, Inc.	Revolver	0.50	787	3
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	3,379	(281)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,262	(123)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(23)
Paramit Corp.	Delayed Draw	0.00	2,931	(59)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(52)
PPC Flexible Packaging, LLC	Revolver	0.50	881	(3)
Redwood Services Group, LLC	Delayed Draw	3.63	5,707	22
RSC Acquisition, Inc.	Revolver	0.50	1,824	18
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	3,655	(542)
Sitelock, LLC	Revolver	0.50	2,232	(41)
Smile Doctor, LLC	Revolver	0.50	707	(14)
SPay, Inc.	Revolver	0.50	655	(120)
Tank Holding Corp.	Revolver	0.25	47	(1)
TCFI AEVEX, LLC	Delayed Draw	1.00	3,476	(13)
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	Delayed Draw	1.63	204	26
Trump Card, LLC	Revolver	0.50	635	(12)
Turbo Buyer, Inc.	Revolver	0.50	2,151	20
US INFRA SVCS Buyer, LLC (AIMS Companies)	Revolver	0.50	4,550	(10)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Delayed Draw	1.00	11,728	(27)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(91)
USLS Acquisition, Inc.	Delayed Draw	0.50	591	—
Westfall Technik, Inc.	Revolver	0.50	431	(30)
YLG Holdings, Inc.	Delayed Draw	1.00	2,965	(46)
Zemax Software Holdings, LLC	Revolver	0.50	642	(15)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,996	(22)
Zenith Merger Sub, Inc.	Revolver	0.50	609	(4)
Total unfunded commitments			$127,923	$(2,224)
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
(11)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

As of December 31, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,422,326	$1,411,858	77.9%
First Lien/Last Out Debt	112,088	111,684	6.2
Second Lien Debt	274,882	260,258	14.4
Equity Investments	24,089	27,735	1.5
Total	$1,833,385	$1,811,535	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,777,212	$1,749,014	98.1%
Fixed Rate	32,084	34,786	1.9
Total	$1,809,296	$1,783,800	100.0%
The industry composition of investments at fair value as of December 31, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$117,563	$108,067	6.0%
Automotive	65,108	66,978	3.7
Banking, Finance, Insurance & Real Estate	178,831	185,943	10.3
Beverage, Food & Tobacco	76,978	76,624	4.2
Business Services	196,802	193,594	10.7
Capital Equipment	76,633	77,608	4.3
Chemicals, Plastics & Rubber	27,383	25,729	1.4
Construction & Building	29,027	29,317	1.6
Consumer Services	49,219	49,329	2.7
Containers, Packaging & Glass	114,701	117,041	6.5
Durable Consumer Goods	9,548	9,358	0.5
Energy: Oil & Gas	38,802	38,108	2.1
Environmental Industries	70,284	71,371	4.0
Healthcare & Pharmaceuticals	79,717	69,400	3.8
High Tech Industries	165,125	166,820	9.2
Hotel, Gaming & Leisure	58,855	50,395	2.8
Media: Advertising, Printing & Publishing	9,769	9,849	0.5
Media: Diversified & Production	68,728	68,616	3.8
Retail	68,659	68,840	3.8
Software	213,518	214,439	11.9
Sovereign & Public Finance	38,043	38,618	2.1
Telecommunications	55,299	50,970	2.8
Transportation: Cargo	7,563	7,444	0.4
Wholesale	17,230	17,077	0.9
Total	$1,833,385	$1,811,535	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2020 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$94,747	$96,435	5.3%
Cyprus	24,494	27,247	1.5
Luxembourg	36,395	33,988	1.9
United Kingdom	94,233	95,804	5.3
United States	1,583,516	1,558,061	86.0
Total	$1,833,385	$1,811,535	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2021
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
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company complements this core strategy with additive, diversifying assets including, but not limited to, specialty lending investments. The Company seeks to achieve its investment objective primarily through direct originations of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans, and "unitranche" loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $127,281 and $129,447, respectively, which represented approximately 6.9% and 7.1%, respectively, of total investments at fair value. For the three month periods ended March 31, 2021 and 2020, the Company earned $1,609 and $386, respectively, in PIK income, included in interest income in the Consolidated Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2021 and 2020, the Company earned $1,025 and $1,972, respectively, in other income, primarily from underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021 and December 31, 2020, the fair value of loans on non-accrual status was $9,238 and $8,151, respectively, which represented approximately 0.5% and 0.4%, respectively, of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2021 and December 31, 2020 and for the periods then ended.
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

Organization and Offering Costs
The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $1,500. As of both March 31, 2021 and December 31, 2020, $1,500 of initial organization and offering costs had been incurred by the Company and $629 of excess initial organization and offering costs had been incurred by the Investment Adviser. The $1,500 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s initial organization costs incurred were expensed and the initial offering costs were amortized over one year.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2021 and December 31, 2020.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month period ended March 31, 2021 and 2020, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,541,655	$1,541,655
Second Lien Debt	—	—	275,603	275,603
Equity Investments	—	—	28,993	28,993
Total	$—	$—	$1,846,251	$1,846,251

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,523,542	$1,523,542
Second Lien Debt	—	—	260,258	260,258
Equity Investments	—	—	27,735	27,735
Total	$—	$—	$1,811,535	$1,811,535
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended March 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,523,542	$260,258	$27,735	$1,811,535
Purchases	102,970	12,184	374	115,528
Sales	(64,656)	—	(1,127)	(65,783)
Paydowns	(28,553)	(2,531)	—	(31,084)
Accretion of discount	1,914	155	12	2,081
Net realized gains (losses)	1,134	—	681	1,815
Net change in unrealized appreciation (depreciation)	5,304	5,537	1,318	12,159
Balance, end of period	$1,541,655	$275,603	$28,993	$1,846,251
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$5,212	$5,522	$1,398	$12,132

	Financial Assets
	For the three month period ended March 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,159,906	$197,732	$12,510	$1,370,148
Purchases	104,222	89,408	10,200	203,830
Sales	(5,395)	—	—	(5,395)
Paydowns	(69,396)	(15,232)	—	(84,628)
Accretion of discount	1,651	372	—	2,023
Net realized gains (losses)	(180)	—	—	(180)
Net change in unrealized appreciation (depreciation)	(52,956)	(33,569)	(2,145)	(88,670)
Balance, end of period	$1,137,852	$238,711	$20,565	$1,397,128
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(53,191)	$(33,309)	$(2,145)	$(88,645)

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2021 and December 31, 2020:

	Fair Value as of March 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,379,106	Discounted Cash Flow	Discount Rate	4.09%	17.30%	7.02%
	153,311	Consensus Pricing	Indicative Quotes	95.81%	100.50%	98.69%
	9,238	Income Approach	Discount Rate	11.96%	11.96%	11.96%
		Market Approach	Comparable Multiple	7.65x	7.65x	7.65x
Total First Lien Debt	1,541,655
Investments in Second Lien Debt	229,221	Discounted Cash Flow	Discount Rate	7.03%	14.53%	9.67%
	46,382	Consensus Pricing	Indicative Quotes	86.75%	98.50%	89.82%
Total Second Lien Debt	275,603
Investments in Equity	28,993	Income Approach	Discount Rate	7.22%	11.03%	8.75%
		Market Approach	Comparable Multiple	7.55x	16.43x	10.74x
Total Equity Investments	28,993
Total Level 3 Investments	$1,846,251

	Fair Value as of December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,154,102	Discounted Cash Flow	Discount Rate	4.36%	16.60%	7.52%
	361,290	Consensus Pricing	Indicative Quotes	89.11%	100.00%	97.73%
	8,150	Income Approach	Discount Rate	12.80%	12.80%	12.80%
Total First Lien Debt	1,523,542
Investments in Second Lien Debt	214,520	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.96%
	45,738	Consensus Pricing	Indicative Quotes	82.88	100.00	87.75
Total Second Lien Debt	260,258
Investments in Equity	27,735	Income Approach	Discount Rate	7.22%	11.17%	7.70%
		Market Approach	Comparable Multiple	7.67x	16.43x	9.10x
Total Equity Investments	27,735
Total Level 3 Investments	$1,811,535

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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$876,363	$876,363	$880,956	$880,956
Total	$876,363	$876,363	$880,956	$880,956
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
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Investment Period” commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021 the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Adviser agreed that its management fee will be calculated at an annual rate of 1.00% of the Company's average Capital Under Management, effective September 12, 2021. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
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

Below is a summary of the base management fees and incentive fees incurred during the three month period ended March 31, 2021 and 2020:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Base management fees	$3,075	$2,573
Incentive fees on pre-incentive fee net investment income	4,126	3,394
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	4,126	3,394
Total base management fees and incentive fees	$7,201	$5,967
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
As of March 31, 2021 and December 31, 2020, $7,204 and $7,437, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company's allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company's allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company's internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the three month periods ended March 31, 2021 and 2020, the Company incurred $154 and $42, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, $61 and $60, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month periods ended March 31, 2021 and 2020, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $173 and $174, respectively, were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, $1,174 and $1,000, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month periods ended March 31, 2021 and 2020, TCG earned $0 and $472, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock, and paid $0 and $472, respectively, in placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of six members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three month periods ended March 31, 2021 and 2020, the Company incurred $59 and $51, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of March 31, 2021 and December 31, 2020, $59 and $60, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV 2 are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2021 and December 31, 2020, asset coverage was 211.55% and 209.33%, respectively, and the Company and the SPVs were in compliance with all covenants and other requirements under the Credit Facilities as of March 31, 2021 and December 31, 2020. Below is a summary of the borrowings and repayments under the Credit Facilities for the three month periods ended March 31, 2021 and 2020.

	For the three month periods ended
	March 31, 2021	March 31, 2020
Outstanding borrowing, beginning of period	$880,956	$648,200
Borrowings	31,612	178,000
Repayments	(35,612)	(216,000)
Foreign currency translation	(593)	(2,274)
Outstanding borrowing, end of period	$876,363	$607,926
Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020. The Subscription Facility provides for secured borrowings of $75,000. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company also pays a fee of 0.25% per year on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019, February 7, 2020 and December 4, 2020. The SPV Credit Facility provides for secured borrowings of $600,000, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2022, and a maturity date of April 1, 2024, with one one-year extension option, subject to the Company's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a 0.45% step-up based on collateral coverage and asset mix. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $350,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.76%. SPV2 is pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Short Term Liabilities
In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, generally not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

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

As of March 31, 2021 and December 31, 2020, the Company had no outstanding Repurchase Obligations.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$71,874	$3,126	$26
SPV Credit Facility	600,000	579,089	20,911	20,877
SPV2 Credit Facility	350,000	225,400	124,600	31,127
Total	$1,025,000	$876,363	$148,637	$52,030

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three month periods ended March 31, 2021 and 2020, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Interest expense	$5,861	$6,385
Facility unused commitment fee	73	199
Amortization of deferred financing costs	285	350
Total interest expense and credit facility fees	$6,219	$6,934
Cash paid for interest expense	$5,956	$5,690

Average principal debt outstanding	$889,029	$684,893
Weighted average interest rate	2.64%	3.69%
As of March 31, 2021 and December 31, 2020, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2021	December 31, 2020
Interest expense payable	$5,281	$5,384
Unused commitment fees payable	94	86
Total interest expense and credit facility fees payable	$5,375	$5,470
Weighted average interest rate (1)	2.60%	2.63%
(1) Based on floating LIBOR rates.

6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2021 and December 31, 2020:

	As of
Payment Due by Period	March 31, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years	71,874	75,233
3-5 Years	579,089	595,723
More than 5 Years	225,400	210,000
Total	$876,363	$880,956
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2021 and December 31, 2020 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2021	December 31, 2020
Unfunded delayed draw commitments	$73,739	$71,561
Unfunded revolving commitments	50,412	56,362
Total unfunded commitments	$124,151	$127,923
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
The following table summarizes capital activity during the three month period ended March 31, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Net investment income (loss)	—	—	—	23,402	—	—	23,402
Net realized gain (loss)	—	—	—	—	1,773	—	1,773
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	12,159	12,159
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	635	635
Dividends declared	—	—	—	(23,550)	—	—	(23,550)
Balance, end of period	49,062,820	$491	$996,001	$969	$(5,118)	$(14,788)	$977,555

The following table summarizes capital activity during the three month period ended March 31, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	9,127,504	91	179,913	—	—	—	180,004
Net investment income (loss)	—	—	—	19,227	—	—	19,227
Net realized gain (loss)	—	—	—	—	(344)	—	(344)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(88,670)	(88,670)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	2,614	2,614
Dividends declared	—	—	—	(18,958)	—	—	(18,958)
Balance, end of period	44,896,727	$449	$916,241	$960	$(195)	$(86,473)	$830,982

    There was no capital activity during the three month period ended March 31, 2021. The following table summarizes total shares issued and proceeds received related to capital activity during the three month period ended March 31, 2020.

	Shares Issued	Proceeds Received
March 18, 2020	1,959,038	$40,004
March 31, 2020	7,168,466	140,000
Total	9,127,504	$180,004
Subscription and share issuance transactions during the three month period ended March 31, 2020 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the three month period ended March 31, 2020, such subscription transactions increased net asset value by $0.01 per share.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Net increase (decrease) in net assets resulting from operations	$37,969	$(67,173)
Weighted-average common shares outstanding	49,062,820	36,149,388
Basic and diluted earnings per common share	$0.77	$(1.86)

The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month period ended March 31, 2021 and 2020:

	For the three month period ended
	March 31, 2021	March 31, 2020
Per Share Data:
Net asset value per share, beginning of period	$19.63	$20.61
Net investment income (loss) (1)	0.48	0.53
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.29	(2.11)
Net increase (decrease) in net assets resulting from operations	0.77	(1.58)
Dividends declared (2)	(0.48)	(0.53)
Effect of offering price of subscriptions (3)	—	0.01
Net asset value per share, end of period	$19.92	$18.51

Number of shares outstanding, end of period	49,062,820	44,896,727
Total return based on net asset value (4)	3.92%	(7.62)%
Net assets, end of period	$977,555	$830,982
Ratio to average net assets (5):
Expenses before incentive fees	1.06%	1.34%
Expenses after incentive fees	1.49%	1.78%
Net investment income (loss)	2.41%	2.51%
Interest expense and credit facility fees	0.64%	0.91%
Ratios/Supplemental Data:
Asset coverage, end of period	211.55%	236.69%
Portfolio turnover	5.30%	5.59%
Total committed capital, end of period	$1,227,312	$1,227,687
Ratio of total contributed capital to total committed capital, end of period	81.28%	74.76%
Weighted-average shares outstanding	49,062,820	36,149,388
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
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the three month period ended March 31, 2021 and 2020 is inclusive of $0.00 and $0.01, respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 3.92% and (7.67)%, respectively, for the period (refer to Note 7, Net Assets, to these consolidated financial statements).
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2021 and December 31, 2020, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2021 and March 31, 2020.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company elected a tax year-end of June 30.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2020 to March 31, 2021 and for the period from July 1, 2019 to March 31, 2020 was as follows:

	For the period from July 1, 2020 to March 31, 2021	For the period from July 1, 2019 to March 31, 2020
Ordinary income	$69,181	$49,575
Tax return of capital	—	—
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of TCG BDC II, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “BDC II” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest, and the impact of the COVID-19 pandemic thereon;
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
•market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;
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
•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments, and the impact of the COVID-19 pandemic thereon;
•currency fluctuations could adversely affect on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;
•our ability to maintain our status as a business development company; and
•our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 (our "2020 Form 10-K").
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Part I, Item 1A of our 2020 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2020 Form 10-K and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities).
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2021 and December 31, 2020.

	As of
	March 31, 2021	December 31, 2020
Number of investments	121	117
Number of portfolio companies	88	84
Number of industries	24	24
Percentage of total investment fair value:
First Lien Debt (excluding First Lien/Last Out Debt)	77.5%	77.9%
First Lien/Last Out Debt	6.0%	6.2%
Second Lien Debt	14.9%	14.4%
Total secured debt	98.4%	98.5%
Equity investments	1.6%	1.5%
Percentage of debt investment fair value:
Floating rate (1)	98.1%	98.0%
Fixed interest rate	1.9%	1.9%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2021	March 31, 2020
Investments:
Total investments, beginning of period	$1,833,385	$1,368,431
New investments purchased	115,528	203,830
Net accretion of discount on investments	2,081	2,023
Net realized gain (loss) on investments	1,815	(180)
Investments sold or repaid	(96,867)	(90,023)
Total Investments, end of period	$1,855,942	$1,484,081
Principal amount of investments funded:
First Lien Debt (excluding First Lien/Last Out Debt)	$104,325	$105,437
First Lien/Last Out Debt	—	—
Second Lien Debt	12,369	86,109
Equity Investments	643	10,500
Total	$117,337	$202,046
Principal amount of investments sold or repaid:
First Lien Debt (excluding First Lien/Last Out Debt)	$(92,766)	$(55,698)
First Lien/Last Out Debt	(684)	(19,273)
Second Lien Debt	(2,531)	(15,232)
Total	$(95,981)	$(90,203)
Number of new funded investments	10	10
Average amount of new funded investments	$8,975	$12,825
Percentage of new funded debt investments at floating interest rates	100%	92%
Percentage of new funded debt investments at fixed interest rates	—%	8%
As of March 31, 2021 and December 31, 2020, investments consisted of the following:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	$1,435,673	$1,430,270	$1,422,326	$1,411,858
First Lien/Last Out Debt	111,550	111,385	112,088	111,684
Second Lien Debt	284,690	275,603	274,882	260,258
Equity Investments	24,029	28,993	24,089	27,735
Total	$1,855,942	$1,846,251	$1,833,385	$1,811,535
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out Debt)	7.53%	7.56%	7.46%	7.51%
First Lien/Last Out Debt	9.01%	9.03%	9.03%	9.06%
First Lien Debt Total	7.64%	7.67%	7.57%	7.63%
Second Lien Debt	9.02%	9.32%	9.04%	9.55%
First and Second Lien Debt Total	7.85%	7.92%	7.80%	7.91%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased slightly from 7.80% to 7.85% from December 31, 2020 to March 31, 2021, primarily due to new fundings yielding a higher rate than repayments.
As of March 31, 2021 and December 31, 2020, one and one of our debt investments was on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2021 and December 31, 2020. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,837,013	99.5%	$1,803,384	99.6%
Non-accrual (1)	9,238	0.5%	8,151	0.4%
Total	$1,846,251	100.0%	$1,811,535	100.0%
(1) For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of March 31, 2021 and December 31, 2020 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$40.0	2.2%	$40.1	2.3%
Internal Risk Rating 2	1,476.6	81.3	1,425.2	79.9
Internal Risk Rating 3	291.5	16.0	310.3	17.4
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	9.2	0.5	8.2	0.4
Total	$1,817.3	100.0%	$1,783.8	100.0%
As of March 31, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.2, respectively, and one and one of our debt investments, with an aggregate fair value of $9.2 million and $8.2 million, respectively, was assigned an Internal Risk Rating of 4 or 5.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2021 and 2020
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month periods ended March 31, 2021 and 2020 was as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
First Lien Debt	$31,716	$25,837
Second Lien Debt	5,757	6,778
Equity Investments	374	185
Cash	2	36
Total investment income	$37,849	$32,836
The increase in investment income for the three month period ended March 31, 2021 from the comparable period in 2020 was primarily driven by our higher average loan balance, partially offset by the decrease in LIBOR. The size of our portfolio increased to $1,855,942 as of March 31, 2021 from $1,484,091 as of March 31, 2020 at amortized cost. As of March 31, 2021, the weighted average yield of our first and second lien debt investments decreased to 7.85% from 7.99% as of March 31, 2020, on amortized cost primarily due to the decrease in LIBOR.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2021 and for the period then ended, one of our first lien debt investments was on non-accrual status. The fair value of loan in the portfolio on non-accrual status was $9,238, which represents approximately 0.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of March 31, 2020, and for the period then ended, two of our first lien debt investments were on non-accrual status. The fair value of loans in the portfolio on non-accrual status was $10,282, which represents approximately 0.8% of total investments at fair value as of March 31, 2020.

Net investment income for the three month periods ended March 31, 2021 and 2020 was as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Total investment income	$37,849	$32,836
Total expenses	14,447	13,609
Net investment income (loss)	$23,402	$19,227
Expenses
Expenses for the three month periods ended March 31, 2021 and 2020 comprised the following:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Management fees	$3,075	$2,573
Net investment income incentive fees	4,126	3,394
Professional fees	385	268
Administrative service fees	154	42
Interest expense	5,861	6,385
Credit facility fees	358	549
Directors’ fees and expenses	59	51
Other general and administrative	429	347
Total expenses	$14,447	$13,609
Interest expense and credit facility fees for the three month periods ended March 31, 2021 and 2020 comprised the following:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Interest expense	$5,861	$6,385
Facility unused commitment fee	73	199
Amortization of deferred financing costs	285	350
Total interest expense and credit facility fees	$6,219	$6,934
Cash paid for interest expense	$5,956	$5,690
The decrease in interest expense for the three month period ended March 31, 2021 compared to the comparable period in 2020 was driven by lower LIBOR, partially offset by higher average principal amount of debt outstanding. For the three month period ended March 31, 2021, the average interest rate decreased to 2.64% from 3.69% for the comparable period in 2020, and average principal amount of debt outstanding increased to $889,029 from $684,893 for the comparable period in 2020.
Below is a summary of the base management fees and incentive fees during the three month periods ended March 31, 2021 and 2020:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Base management fees	$3,075	$2,573
Incentive fees on pre-incentive fee net investment income	4,126	3,394
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	4,126	3,394
Total base management fees and incentive fees	$7,201	$5,967

The increase in management fees and incentive fees for the three month period ended March 31, 2021 from the comparable period in 2020 was driven by our increased deployment of capital, as well as higher pre-incentive fee net investment income. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended March 31, 2021, we recorded realized gain of approximately $1,815 on 5 investments and no realized losses. We recorded a change in unrealized appreciation on 82 investments totaling approximately $18,600 and a change in unrealized depreciation on 39 investments of approximately $6,441. During the three month period ended March 31, 2020, we recorded realized gain of approximately $6 on 1 investment and realized loss of approximately $186 on 1 investment. We recorded a change in unrealized appreciation on 5 investments totaling approximately $427 and a change in unrealized depreciation on 89 investments of approximately $89,097.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month periods ended March 31, 2021 and 2020 were as follows:

	For the three month periods ended
	March 31, 2021	March 31, 2020
Net realized gain (loss) on investments	$1,815	$(180)
Net change in unrealized appreciation (depreciation) on investments	12,159	(88,670)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$13,974	$(88,850)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2021 and 2020 were as follows:

	For the three month periods ended
	March 31, 2021		March 31, 2020
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$1,134	$5,304	$(180)	$(52,956)
Second Lien Debt	—	5,537	—	(33,569)
Equity Investments	681	1,318	—	(2,145)
Total	$1,815	$12,159	$(180)	$(88,670)

Net change in unrealized appreciation in our investments for the three month period ended March 31, 2021 improved compared to the comparable period in 2020 was primarily due to tightening market yields and improving credit fundamentals in 2021, compared to higher market yields in 2020 related to the COVID-19 pandemic. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes. Our capacity under the Credit Facilities as of March 31, 2021 was well in excess of our unfunded commitments. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of March 31, 2021, the maximum principal amount of the Subscription Facility was $75,000 and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020 and December 4, 2020. As of March 31, 2021, the maximum principal amount of the SPV Credit Facility was $600,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2024, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.25% per year with a step-up based on collateral coverage and asset mix. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”, together with the Subscription Facility and SPV Credit Facility, the "Credit Facilities"), which was subsequently amended on February 11, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $350,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.76% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
Although we believe that we, the SPV and SPV2 will remain in compliance, there are no assurances that we, the SPV and SPV2 will continue to comply with the covenants in the respective Credit Facilities, as applicable. Failure to comply with these covenants could result in a default under the Subscription Facility, the SPV Credit Facility and/or the SPV2 Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the respective facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Credit Facilities, see Note 5, Borrowings, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2021 and December 31, 2020, the Company had $38,559 and $50,217, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$71,874	$3,126	$26
SPV Credit Facility	600,000	579,089	20,911	20,877
SPV2 Credit Facility	350,000	225,400	124,600	31,127
Total	$1,025,000	$876,363	$148,637	$52,030

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of March 31, 2021 and December 31, 2020 were 49,062,820 and 49,062,820, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2021 and 2020:

	For the three month period ended
	March 31, 2021	March 31, 2020
Shares outstanding, beginning of period	49,062,820	35,769,223
Common stock issued	—	9,127,504
Shares outstanding, end of period	49,062,820	44,896,727
Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of March 31, 2021 and December 31, 2020:

	As of
Payment Due by Period	March 31, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years	71,874	75,233
3-5 Years	579,089	595,723
More than 5 Years	225,400	210,000
Total	$876,363	$880,956
As of March 31, 2021 and December 31, 2020, $876,363 and $880,956, respectively, of secured borrowings were outstanding under the Credit Facilities. For the three month periods ended March 31, 2021 and 2020, we incurred $5,861 and $6,385, respectively, of interest expense and $73 and $199, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2021 and December 31, 2020 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2021	December 31, 2020
Unfunded delayed draw commitments	$73,739	$71,561
Unfunded revolving commitments	50,412	56,362
Total unfunded commitments	$124,151	$127,923
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2019
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
Total			$1.98
2020
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
Total			$1.94
2021
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
Total			$0.48
CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2020.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2021 and December 31, 2020.
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
Interest Rate Risk
As of March 31, 2021, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Credit Facilities are subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2021 and December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2021 and December 31, 2020 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of March 31, 2021 and 2020, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021 and December 31, 2020, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	March 31, 2021			December 31, 2020
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$41,672	$(26,071)	$15,601	$41,532	$(26,429)	$15,103
Up 200 basis points	$23,544	$(17,308)	$6,236	$23,732	$(17,619)	$6,113
Up 100 basis points	$5,436	$(8,544)	$(3,108)	$5,936	$(8,810)	$(2,874)
Down 100 basis points	$(252)	$1,780	$1,528	$(317)	$1,766	$1,449
Down 200 basis points	$(252)	$1,780	$1,528	$(317)	$1,766	$1,449
Down 300 basis points	$(252)	$1,780	$1,528	$(317)	$1,766	$1,449

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TCG BDC II, INC.

Dated: May 11, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)