Form 10-Q
period 2021-06-30
TCG BDC II, Inc.
filed 2021-08-11
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 10, 2021 was 51,490,006.

TCG BDC II, INC.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,922,292 and $1,833,385, respectively)	$1,923,813	$1,811,535
Cash, cash equivalents and restricted cash	118,619	50,217
Deferred financing costs	5,660	4,542
Receivable for investment sold/repaid	1,526	1,659
Interest receivable from non-controlled/non-affiliated investments	16,685	12,636
Receivable for issuance of common stock	2,235	1,962
Prepaid expenses and other assets	1,221	714
Total assets	$2,069,759	$1,883,265
LIABILITIES
Secured borrowings (Note 5)	$988,018	$880,956
Payable for investments purchased	594	273
Due to Investment Adviser	480	486
Interest and credit facility fees payable (Note 5)	5,739	5,470
Dividend payable (Note 7)	24,715	23,766
Management and incentive fees payable (Note 4)	7,792	7,437
Administrative service fees payable (Note 4)	82	60
Other accrued expenses and liabilities	1,527	1,681
Total liabilities	1,028,947	920,129
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 51,490,006 and 49,062,820 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	515	491
Paid-in capital in excess of par value	1,045,874	996,001
Total distributable earnings (loss)	(5,577)	(33,356)
Total net assets	$1,040,812	$963,136
NET ASSETS PER SHARE	$20.21	$19.63
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$38,905	$31,283	$75,729	$62,147
Other income	2,848	4,428	3,873	6,400
Total investment income from non-controlled/non-affiliated investments	41,753	35,711	79,602	68,547
Total investment income	41,753	35,711	79,602	68,547
Expenses:
Management fees (Note 4)	3,187	2,930	6,262	5,503
Net investment income incentive fees (Note 4)	4,602	3,823	8,728	7,217
Professional fees	453	284	838	552
Administrative service fees (Note 4)	169	206	323	248
Interest expense (Note 5)	6,289	5,569	12,150	11,954
Credit facility fees (Note 5)	396	700	754	1,249
Directors’ fees and expenses	82	72	141	123
Other general and administrative	483	441	912	788
Total expenses	15,661	14,025	30,108	27,634
Net investment income (loss) before taxes	26,092	21,686	49,494	40,913
Excise tax expense	100	—	100	—
Net investment income (loss)	25,992	21,686	49,394	40,913
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	95	(1,986)	1,910	(2,166)
Currency gains (losses) on non-investment assets and liabilities	1	626	(41)	462
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	11,212	24,901	23,371	(63,769)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	672	(932)	1,307	1,682
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	11,980	22,609	26,547	(63,791)
Net increase (decrease) in net assets resulting from operations	$37,972	$44,295	$75,941	$(22,878)
Basic and diluted earnings per common share (Note 7)	$0.77	$0.97	$1.55	$(0.56)
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	49,116,165	45,881,702	49,089,640	41,015,545
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2021	June 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$49,394	$40,913
Net realized gain (loss) on investments and non-investment assets and liabilities	1,869	(1,704)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	24,678	(62,087)
Net increase (decrease) in net assets resulting from operations	75,941	(22,878)
Capital transactions:
Common stock issued	50,000	229,820
Dividends declared (Note 10)	(48,265)	(40,348)
Net increase (decrease) in net assets resulting from capital share transactions	1,735	189,472
Net increase (decrease) in net assets	77,676	166,594
Net assets at beginning of period	963,136	737,109
Net assets at end of period	$1,040,812	$903,703
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$75,941	$(22,878)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	591	778
Net accretion of discount on investments	(4,870)	(3,550)
Paid-in-kind interest	(3,473)	(2,613)
Net realized (gain) loss on investments and non-investment assets and liabilities	(1,869)	1,704
Net change in unrealized (appreciation) depreciation on investments	(23,371)	63,769
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(1,307)	(1,682)
Cost of investments purchased and change in payable for investments purchased	(322,886)	(388,547)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	244,686	119,149
Changes in operating assets:
Interest receivable	(4,049)	(436)
Prepaid expenses and other assets	(507)	1,428
Changes in operating liabilities:
Due to Investment Adviser	(6)	(50)
Interest and credit facility fees payable	269	463
Management and incentive fees payable	355	1,852
Administrative service fees payable	22	44
Other accrued expenses and liabilities	(154)	624
Net cash provided by (used in) operating activities	(40,628)	(229,945)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of change in receivable for issuance of common stock	49,727	229,820
Borrowings on the Credit Facilities	200,361	401,533
Repayments of the Credit Facilities	(92,033)	(356,500)
Dividends paid in cash	(47,316)	(36,233)
Debt issuance costs paid	(1,709)	(1,997)
Net cash provided by (used in) financing activities	109,030	236,623
Net increase (decrease) in cash, cash equivalents and restricted cash	68,402	6,678
Cash, cash equivalents and restricted cash, beginning of period	50,217	18,937
Cash, cash equivalents and restricted cash, end of period	$118,619	$25,615
Supplemental disclosures:
Deferred financing cost due	$—	$19
Interest paid during the period	$12,419	$11,741
Dividends declared during the period	$48,265	$40,348
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.6% of fair value)
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$12,090	$11,752	$12,277	1.18%
Airnov, Inc.	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.25%	6.25%	12/20/2019	12/19/2025	43,424	42,885	43,424	4.17
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.40%	2/17/2021	7/10/2026	500	503	501	0.05
Alpine SG, LLC	+#	(2)(3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,244	15,145	1.46
Alpine SG, LLC	#	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,588	1,618	0.16
Alpine SG, LLC	+#	(2)(3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	13,796	13,503	13,763	1.32
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	1/7/2019	12/21/2021	38,584	38,432	38,265	3.68
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	25,334	25,055	25,083	2.41
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	393	381	383	0.04
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,517	43,497	4.18
Apptio, Inc.	^+#	(2)(3)(6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	36,488	35,990	36,771	3.53
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	37,032	36,268	33,402	3.21
Avenu Holdings, LLC	+#	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	38,078	37,745	38,078	3.66
Barnes & Noble, Inc.	+	(2)(3)(10)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,521	16,244	15,708	1.51
BlueCat Networks, Inc. (Canada)	+	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	22,936	22,512	23,216	2.23
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	L + 5.25%	6.25%	9/30/2019	9/30/2026	29,508	28,926	29,508	2.84
Central Security Group, Inc.	#	(2)(3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	1,424	1,424	1,317	0.13
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	39,364	38,744	39,364	3.78
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(6)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	14,452	14,347	14,314	1.37
Chudy Group, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	828	812	812	0.08
CircusTrix Holdings, LLC	^+	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,442	10,399	8,778	0.84
CircusTrix Holdings, LLC	^	(2)(3)(6)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	627	570	627	0.06
Cobblestone Intermediate Holdco LLC	#	(2)(3)	Consumer Services	L + 5.50%	6.50%	1/29/2020	1/29/2026	727	721	733	0.07
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.50%	6.50%	6/18/2018	6/18/2024	41,571	41,055	41,571	3.99
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(6)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	56,496	55,570	56,494	5.43
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,888	1,838	1,931	0.19

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	$9,936	$9,758	$9,932	0.95%
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	2/15/2018	5/31/2022	16,205	15,456	9,462	0.91
Designer Brands Inc.	+#	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	35,000	34,251	34,404	3.31
Diligent Corporation	^	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	576	559	589	0.06
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,944	1,880	1,868	0.18
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	847	829	832	0.08
Ethos Veterinary Health LLC	+#	(2)(3)(6)	Consumer Services	L + 4.75%	4.85%	5/17/2019	5/15/2026	10,757	10,662	10,722	1.03
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,835	14,982	1.45
Hawkeye AcquisitionCo, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.75%	7.75%	3/1/2021	11/19/2026	7,188	6,978	7,043	0.68
Helios Buyer, Inc.	+#	(2)(3)(6)	Consumer Services	L + 5.50%	6.50%	12/15/2020	12/15/2026	28,031	27,483	28,321	2.72
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,546	18,067	18,784	1.80
Higginbotham Insurance Agency, Inc.	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.50%	11/25/2020	11/25/2026	15,568	15,294	15,808	1.52
iCIMS, Inc.	+#	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,645	29,236	2.81
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	15,269	14,955	15,219	1.46
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.25%	12/31/2020	11/22/2025	2,201	2,147	2,195	0.21
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	33,000	39,046	37,956	3.65
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	24,726	24,439	24,939	2.40
Integrity Marketing Acquisition, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 6.25%	7.25%	8/7/2020	8/27/2025	7,953	7,876	7,833	0.75
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2024	25,432	25,062	25,356	2.44
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2019	5/2/2025	24,774	24,423	24,878	2.39
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	49,465	48,619	45,530	4.37
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	2,297	2,278	2,067	0.20
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	20,489	19,548	19,539	1.88
Mailgun Technologies, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	19,890	19,596	19,839	1.91
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	35,892	34,930	34,918	3.35
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,739	9,665	9,394	0.90
Paramit Corporation	+#	(2)(3)	Capital Equipment	L + 4.50%	5.50%	5/3/2019	5/3/2025	6,213	6,190	6,213	0.60

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Paramit Corporation	#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	11/24/2020	5/3/2025	$3,029	$2,924	$3,029	0.29%
PF Growth Partners, LLC	+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 7.00%	8.00%	7/1/2019	7/11/2025	7,257	7,170	6,862	0.65
PPC Flexible Packaging, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	11/23/2018	11/23/2024	17,807	17,633	17,807	1.71
Propel Insurance Agency, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	4/30/2019	6/1/2024	2,327	2,317	2,304	0.22
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(6)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,290	14,886	1.43
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	16,867	16,645	16,784	1.61
Redwood Services Group, LLC	#	(2)(3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,457	3,383	3,491	0.34
Redwood Services Group, LLC	#	(2)(3)(6)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	20,399	20,078	20,524	1.97
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,836	68,832	6.61
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,674	19,405	19,674	1.89
RSC Acquisition, Inc.	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	34,456	33,893	34,807	3.34
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	30,057	29,631	25,700	2.47
Smile Doctors, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,321	23,262	23,321	2.24
Southern Graphics, Inc.	+	(2)(3)(10)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,793	9,768	0.94
SPay, Inc.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	22,143	21,911	18,845	1.81
Speedstar Holding LLC	+#	(2)(3)(6)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,363	26,778	27,421	2.63
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	28,997	28,498	28,458	2.72
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,034	25,895	29,024	2.79
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2)(3)(7)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£5,904	7,402	9,456	0.91
Trump Card, LLC	^+#	(2)(3)(6)	Transportation: Cargo	L + 5.50%	6.50%	6/26/2018	4/21/2022	7,715	7,695	7,651	0.74
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2019	12/2/2025	42,644	41,778	41,747	4.01
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,444	19,529	21,597	2.08
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€2,875	3,244	3,367	0.32
US INFRA SVCS Buyer, LLC	+#	(2)(3)(6)	Environmental Industries	L + 6.00%	7.00%	4/13/2020	4/13/2026	56,713	55,568	54,844	5.27

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	L + 6.50%	7.50%	11/30/2018	11/30/2024	$21,338	$21,056	$20,241	1.94%
Westfall Technik, Inc.	^+#	(2)(3)(6)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	27,806	27,516	26,975	2.59
YLG Holdings, Inc.	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	9/30/2020	11/1/2025	8,117	7,846	8,192	0.79
Zemax Software Holdings, LLC	^+#	(2)(3)(6)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	10,631	10,507	10,518	1.01
Zenith Merger Sub, Inc.	+#	(2)(3)(6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2023	17,806	17,690	17,806	1.71
First Lien Debt Total									$1,591,669	$1,588,370	152.61%
Second Lien Debt (15.6% of fair value)
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	$30,327	$29,737	$31,464	3.01%
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.59%	2/1/2019	2/1/2027	21,047	20,615	19,359	1.86
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	5/14/2021	3/3/2029	5,538	5,402	5,400	0.52
Brave Parent Holdings, Inc.	+	(2)(3)	Software	L + 7.50%	7.60%	10/3/2018	4/19/2026	18,197	17,896	18,197	1.75
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.35%	2/11/2020	7/30/2026	18,600	18,178	18,786	1.80
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	L + 8.00%	8.10%	6/13/2019	6/18/2027	23,450	23,169	20,413	1.96
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	L + 7.50%	7.65%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.17
PAI Holdco, Inc.	+	(2)(3)	Automotive	L + 6.25%, 2.00% PIK	9.25%	10/28/2020	10/28/2028	13,667	13,288	13,585	1.31
Peraton Corp.	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,117	12,189	1.17
Quartz Holding Company	+	(2)(3)	Software	L + 8.00%	8.09%	4/2/2019	4/2/2027	11,900	11,714	11,900	1.14
Sovos Brands Intermediate Inc	+	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	8.75%	6/8/2021	6/8/2029	12,310	12,065	12,064	1.16
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.61%	3/12/2020	3/12/2028	£20,000	24,758	23,322	2.24
Tank Holding Corp.	+#	(2)(3)	Capital Equipment	L + 8.25%	8.45%	3/26/2019	3/26/2027	41,479	40,860	41,881	4.02
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,757	13,109	1.26
Ultimate Baked Goods MIDCO, LLC	+	(2)(3)	Beverage, Food & Tobacco	L + 8.00%	9.00%	8/9/2018	8/9/2026	8,333	8,213	8,333	0.79
World 50, Inc.	#	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	10,000	9,833	9,946	0.96
WP CPP Holdings, LLC	+#	(2)(3)	Aerospace & Defense	L + 7.75%	8.75	7/18/2019	4/30/2026	39,500	39,197	38,533	3.70
Second Lien Debt Total									$301,527	$300,212	28.82%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.8% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$748	0.07%
Appriss Health, LLC	^	(8)	Healthcare & Pharmaceuticals	5/6/2021	—	414	414	0.04
Atlas Ontario LP (Canada)	^	(8)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.49
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	172	576	0.06
BK Intermediate Company, LLC	^	(8)	Healthcare & Pharmaceuticals	5/27/2020	288	288	324	0.03
Central Security Group, Inc.	^	(8)	Consumer Services	10/16/2020	68	—	—	—
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	696	0.07
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250	250	369	0.04
ECP Parent, LLC	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	433	654	0.06
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	3/26/2019	424	424	783	0.08
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,313	2,315	3,074	0.30
Paramit Corporation	^	(8)	Capital Equipment	6/17/2019	150	500	748	0.07
PPC Flexible Packaging, LLC	^	(8)	Containers, Packaging & Glass	2/1/2019	963	965	1,568	0.15
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	481	1,028	0.09
Titan DI Preferred Holdings, Inc.	^	(8)	Energy: Oil & Gas	2/11/2020	12,010	11,742	12,132	1.17
Turbo Buyer, Inc.	^	(8)	Automotive	12/2/2019	1,924	933	2,344	0.23
Unifrutti Financing PLC (Cyprus)	^	(8)	Beverage, Food & Tobacco	10/22/2020	2	1,835	1,867	0.18
Unifrutti Financing PLC (Cyprus)	^	(8)	Beverage, Food & Tobacco	10/22/2020	1	532	441	0.04
USLS Acquisition, Inc.	^	(8)	Business Services	11/30/2018	641	641	631	0.06
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	500	825	0.08
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	220	434	0.04
Zillow Topco LP	^	(8)	Software	6/25/2018	313	312	171	0.02
Equity Investments Total						$29,096	$35,231	3.40%
Total investments—non-controlled/non-affiliated						$1,922,292	$1,923,813	184.83%
Total investments						$1,922,292	$1,923,813	184.83%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
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

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.15% and the 180-day LIBOR rate at 0.16%.
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
(6)As of June 30, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$4,597	$47
Advanced Web Technologies Holding Company	Revolver	0.50	1,642	17
Airnov, Inc.	Revolver	0.50	2,917	—
American Physician Partners, LLC	Revolver	0.50	550	(4)
Analogic Corporation	Revolver	0.50	2,572	(23)
Applied Technical Services	Delayed Draw	1.00	132	(2)
Applied Technical Services	Revolver	0.50	53	(1)
Appriss Health, LLC	Revolver	0.50	2,963	(59)
Apptio, Inc.	Revolver	0.50	1,420	11
Chartis Holding, LLC	Revolver	0.50	2,401	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(8)
Chudy Group, LLC	Delayed Draw	1.00	138	(2)
Chudy Group, LLC	Revolver	0.50	34	(1)
CircusTrix Holdings, LLC	Delayed Draw	1.00	6	—
Comar Holding Company, LLC	Revolver	0.50	2,935	—
Cority Software Inc.(Canada)	Revolver	0.50	3,000	—

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
DCA Investment Holding, LLC	Delayed Draw	1.00%	$2,449	$(1)
Diligent Corporation	Revolver	0.50	47	1
Diligent Corporation	Delayed Draw	1.00	141	2
EPS Nass Parent, Inc.	Revolver	0.50	68	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(19)
Hawkeye AcquisitionCo, LLC	Delayed Draw	1.00	3,360	(44)
Hawkeye AcquisitionCo, LLC	Revolver	0.50	557	(7)
Helios Buyer, Inc.	Revolver	0.38	1,378	14
Hercules Borrower LLC	Revolver	0.50	2,160	25
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00	4,393	53
Individual FoodService Holdings, LLC	Delayed Draw	1.00	149	—
Individual FoodService Holdings, LLC	Delayed Draw	1.00	2,334	(6)
Individual FoodService Holdings, LLC	Revolver	0.50	2,313	(6)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(6)
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	(4)
Kaseya, Inc.	Revolver	0.50	787	3
Kaseya, Inc.	Delayed Draw	1.00	1,111	4
Lifelong Learner Holdings, LLC	Revolver	0.50	684	(50)
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	3,379	(248)
Liqui-Box Holdings, Inc.	Revolver	0.50	333	(29)
LVF Holdings, Inc.	Delayed Draw	1.00	19,496	(390)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(93)
LVF Holdings, Inc.	Revolver	0.50	2,802	(56)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(3)
Maverick Acquisition, Inc.	Delayed Draw	1.00	12,818	(256)
Paramit Corporation	Delayed Draw	1.00	2,931	—
PF Growth Partners, LLC	Delayed Draw	1.00	823	(40)
PPC Flexible Packaging, LLC	Revolver	0.50	685	—
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	41
Redwood Services Group, LLC	Delayed Draw	3.63	329	2
RSC Acquisition, Inc.	Revolver	0.50	712	7
Sapphire Convention, Inc.	Revolver	0.50	2,410	(323)
Smile Doctors, LLC	Revolver	0.50	707	—
SPay, Inc.	Revolver	0.50	648	(94)
Speedstar Holding, LLC	Delayed Draw	1.00%	3,775	7

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
TCFI Aevex LLC	Delayed Draw	1.00	$521	$(9)
TCFI Aevex LLC	Delayed Draw	1.00	417	(8)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.00	£2,111	343
Trump Card, LLC	Revolver	0.50	477	(4)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(43)
US INFRA SVCS Buyer, LLC	Revolver	0.50	1,400	(38)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	11,359	(306)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(68)
Westfall Technik, Inc.	Revolver	0.50	216	(6)
YLG Holdings, Inc.	Delayed Draw	1.00	1,829	14
Zemax Software Holdings, LLC	Revolver	0.50	642	(6)
Zenith Merger Sub, Inc.	Revolver	0.50	813	—
Total unfunded commitments			$138,285	$(1,674)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of June 30, 2021, the aggregate fair value of these securities is $35,231, or 3.4% of the Company's net assets.
(9)Loan was on non-accrual status as of June 30, 2021.
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
(11)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
As of June 30, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,591,669	$1,588,370	82.6%
Second Lien Debt	301,527	300,212	15.6
Equity Investments	29,096	35,231	1.8
Total	$1,922,292	$1,923,813	100.0%
The rate type of debt investments at fair value as of June 30, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	1,860,590	1,853,672	98.2%
Fixed Rate	32,606	34,910	1.8%
Total	$1,893,196	$1,888,582	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of June 30, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$174,626	$173,018	9.0%
Automotive	82,777	85,097	4.4
Banking, Finance, Insurance & Real Estate	162,016	169,855	8.8
Beverage, Food & Tobacco	89,724	90,530	4.7
Business Services	145,462	143,202	7.5
Capital Equipment	76,602	78,730	4.1
Chemicals, Plastics & Rubber	27,516	26,975	1.4
Construction & Building	28,926	29,508	1.5
Consumer Services	60,893	62,394	3.3
Containers, Packaging & Glass	118,883	121,788	6.3
Energy: Oil & Gas	39,585	40,312	2.1
Environmental Industries	73,635	73,628	3.8
Healthcare & Pharmaceuticals	131,939	126,317	6.6
High Tech Industries	144,678	147,309	7.7
Hotel, Gaming & Leisure	99,711	92,427	4.8
Media: Advertising, Printing & Publishing	9,793	9,768	0.5
Media: Diversified & Production	68,836	68,832	3.6
Retail	50,495	50,112	2.6
Software	242,462	243,171	12.6
Sovereign & Public Finance	37,917	38,654	2.0
Telecommunications	30,190	26,289	1.4
Transportation: Cargo	7,695	7,651	0.4
Utilities: Electric	829	832	—
Wholesale	17,102	17,414	0.9
Total	$1,922,292	$1,923,813	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2021
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of June 30, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	113,921	116,324	6.0%
Cyprus	25,140	27,272	1.4
Luxembourg	75,314	71,358	3.7
United Kingdom	97,457	102,660	5.3
United States	1,610,460	1,606,199	83.6
Total	$1,922,292	$1,923,813	100.0%
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
(11)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.

As of December 31, 2020, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,534,414	$1,523,542	84.1%
Second Lien Debt	274,882	260,258	14.4
Equity Investments	24,089	27,735	1.5
Total	$1,833,385	$1,811,535	100.0%

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
As of June 30, 2021
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the three month and six month periods ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.
Certain reclassifications were made to prior year amounts to conform to the current period presentation. In 2021, the Company separately presents proceeds receivable from the issuance of common stock. Previously, these amounts were presented as a component of prepaid expenses and other assets. There was no change to total net assets as a result of this classification.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2021 and December 31, 2020, the Company had restricted cash balances of $89,868 and $25,844, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. As of June 30, 2021 and December 31, 2020, approximately $0 and $762, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $168,422 and $129,447, respectively, which represented approximately 8.8% and 7.1%, respectively, of total investments at fair value. For the three and six month periods ended June 30, 2021, the Company earned $1,675 and $3,284, respectively, in PIK income, included in interest income in the Consolidated Statements of Operations. For the three and six month periods ended June 30, 2020, the Company earned $757 and $1,143, respectively, in PIK income, included in interest income in the accompanying Consolidated Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six month periods ended June 30, 2021, the Company earned $2,848 and $3,873, respectively, in other income, primarily from amendment, underwriting, and prepayment fees. For the three and six month periods ended June 30, 2020, the Company earned $4,428 and $6,400, respectively, in other income, primarily from amendment and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021 and December 31, 2020, the fair value of loans on non-accrual status was $9,462 and $8,151, respectively, which represented approximately 0.5% and 0.4%, respectively, of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2021 and December 31, 2020 and for the periods then ended.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six month periods ended June 30, 2021 the Company incurred $100 and $100, respectively, in excise tax. The Company did not incur excise tax for the three and six month periods ended June 30, 2020.
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
Recent Accounting Standards Updates
    In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2021 and December 31, 2020.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2021 and 2020, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,588,370	$1,588,370
Second Lien Debt	—	—	300,212	300,212
Equity Investments	—	—	35,231	35,231
Total	$—	$—	$1,923,813	$1,923,813

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,523,542	$1,523,542
Second Lien Debt	—	—	260,258	260,258
Equity Investments	—	—	27,735	27,735
Total	$—	$—	$1,811,535	$1,811,535
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,541,655	$275,603	$28,993	$1,846,251
Purchases	187,565	17,533	6,054	211,152
Sales	(9,950)	—	—	(9,950)
Paydowns	(135,879)	(865)	(992)	(137,736)
Accretion of discount	2,615	169	5	2,789
Net realized gains (losses)	95	—	—	95
Net change in unrealized appreciation (depreciation)	2,269	7,772	1,171	11,212
Balance, end of period	$1,588,370	$300,212	$35,231	$1,923,813
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$1,910	$7,772	$1,171	$10,853

	Financial Assets
	For the six month period ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,523,542	$260,258	$27,735	$1,811,535
Purchases	290,535	29,717	6,428	326,680
Sales	(74,606)	—	(1,127)	(75,733)
Paydowns	(164,432)	(3,396)	(992)	(168,820)
Accretion of discount	4,529	324	17	4,870
Net realized gains (losses)	1,229	—	681	1,910
Net change in unrealized appreciation (depreciation)	7,573	13,309	2,489	23,371
Balance, end of period	$1,588,370	$300,212	$35,231	$1,923,813
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$8,091	$13,294	$2,569	$23,954

	Financial Assets
	For the three month period ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,137,852	$238,711	$20,565	$1,397,128
Purchases	185,678	1,104	518	187,300
Sales	(12,884)	—	—	(12,884)
Paydowns	(11,701)	—	—	(11,701)
Accretion of discount	1,367	152	8	1,527
Net realized gains (losses)	(1,986)	—	—	(1,986)
Net change in unrealized appreciation (depreciation)	17,696	5,012	2,193	24,901
Balance, end of period	$1,316,022	$244,979	$23,284	$1,584,285
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$14,008	$5,012	$2,193	$21,213

	Financial Assets
	For the six month period ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,159,906	$197,732	$12,510	$1,370,148
Purchases	289,900	90,512	10,718	391,130
Sales	(18,279)	—	—	(18,279)
Paydowns	(81,097)	(15,232)	—	(96,329)
Accretion of discount	3,018	524	8	3,550
Net change in unrealized appreciation (depreciation)	(35,260)	(28,557)	48	(63,769)
Net realized gains (losses)	(2,166)	—	—	(2,166)
Balance, end of period	$1,316,022	$244,979	$23,284	$1,584,285
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$(35,494)	$(28,297)	$48	$(63,743)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2021 and December 31, 2020:

	Fair Value as of June 30, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,317,658	Discounted Cash Flow	Discount Rate	3.79%	15.27%	7.04%
	261,251	Consensus Pricing	Indicative Quotes	92.50%	100.00%	97.93%
	9,461	Income Approach	Discount Rate	11.44%	11.44%	11.44%
		Market Approach	Comparable Multiple	7.78x	7.78x	7.78x
Total First Lien Debt	1,588,370
Investments in Second Lien Debt	244,216	Discounted Cash Flow	Discount Rate	6.31%	14.41%	9.44%
	55,996	Consensus Pricing	Indicative Quotes	97.50%	98.00%	97.64%
Total Second Lien Debt	300,212
Investments in Equity	35,231	Income Approach	Discount Rate	7.22%	10.78%	8.62%
		Market Approach	Comparable Multiple	7.46x	16.43x	10.85x
Total Equity Investments	35,231
Total Level 3 Investments	$1,923,813

	Fair Value as of December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,154,102	Discounted Cash Flow	Discount Rate	4.36%	16.60%	7.52%
	361,290	Consensus Pricing	Indicative Quotes	89.11%	100.00%	97.73%
	8,150	Income Approach	Discount Rate	12.80%	12.80%	12.80%
Total First Lien Debt	1,523,542
Investments in Second Lien Debt	214,520	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.96%
	45,738	Consensus Pricing	Indicative Quotes	82.88%	100.00%	87.75%
Total Second Lien Debt	260,258
Investments in Equity	27,735	Income Approach	Discount Rate	7.22%	11.17%	7.70%
		Market Approach	Comparable Multiple	7.67x	16.43x	9.10x
Total Equity Investments	27,735
Total Level 3 Investments	$1,811,535
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

Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$988,018	$988,018	$880,956	$880,956
Total	$988,018	$988,018	$880,956	$880,956
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the "Order") and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26 meeting was held by video- and telephone-conference. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
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

Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2021 and 2020:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Base management fees	$3,187	$2,930	$6,262	$5,503
Incentive fees on pre-incentive fee net investment income	4,602	3,823	8,728	7,217
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,602	3,823	8,728	7,217
Total base management fees and incentive fees	$7,789	$6,753	$14,990	$12,720
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
As of June 30, 2021 and December 31, 2020, $7,792 and $7,437, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Administration Agreement with the Administrator for an additional one year term.
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
For the three and six month periods ended June 30, 2021, the Company incurred $169 and $323, respectively, in fees under the Administration Agreement. For the three and six month periods ended June 30, 2020, the Company incurred $206 and $248, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2021 and

December 31, 2020, $82 and $60, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the three and six month periods ended June 30, 2021, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $191 and $364, respectively. For the three and six month periods ended June 30, 2020, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $172 and $346, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, $470 and $1,000, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and six month periods ended June 30, 2021, TCG earned $1,352 and $1,352, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. For the three and six month periods ended June 30, 2020, TCG earned $512 and $984, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. TCG paid these amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, five of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and six month periods ended June 30, 2021, the Company incurred $82 and $141, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the three and six month periods ended June 30, 2020, the Company incurred $72 and $123, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2021 and December 31, 2020, $82 and $60, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV2 are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2021 and December 31, 2020, asset coverage was 205.34% and 209.33%, respectively, and the Company and the SPVs were in compliance with all covenants and other requirements under the Credit Facilities as of June 30, 2021 and December 31, 2020. Below is a summary of the borrowings and repayments under the Credit Facilities for the three month and six month periods ended June 30, 2021 and 2020.

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Outstanding borrowing, beginning of period	$876,363	$607,926	$880,956	$648,200
Borrowings	168,749	223,533	200,361	401,533
Repayments	(56,421)	(140,500)	(92,033)	(356,500)
Foreign currency translation	(673)	592	(1,266)	(1,682)
Outstanding borrowing, end of period	$988,018	$691,551	$988,018	$691,551
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019, February 7, 2020, December 4, 2020, and June 2, 2021. The SPV Credit Facility provides for secured borrowings of $600,000, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2022, and a maturity date of April 1, 2025, with one one-year extension option, subject to the Company's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.40% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $350,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.76%. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
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

As of June 30, 2021 and December 31, 2020, the Company had no outstanding Repurchase Obligations. For the three and six month periods ended June 30, 2021, the Company entered into $23,421 and $23,421 of repurchase agreements, respectively, with a weighted average interest rate of 3.20% and 3.20%, respectively. The Company did not enter into any repurchase agreements for the three and six month periods ended June 30, 2020.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$71,135	$3,865	$2,223
SPV Credit Facility	600,000	593,483	6,517	4,112
SPV2 Credit Facility	350,000	323,400	26,600	26,600
Total	$1,025,000	$988,018	$36,982	$32,935

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six month periods ended June 30, 2021 and 2020, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$6,289	$5,569	$12,150	$11,954
Facility unused commitment fee	90	272	163	471
Amortization of deferred financing costs	306	428	591	778
Total interest expense and credit facility fees	$6,685	$6,269	$12,904	$13,203
Cash paid for interest expense	$6,463	$6,051	$12,419	$11,741

Average principal debt outstanding	$928,398	$667,999	$908,822	$676,446
Weighted average interest rate	2.67%	3.30%	2.66%	3.50%

As of June 30, 2021 and December 31, 2020, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2021	December 31, 2020
Interest expense payable	$5,630	$5,384
Unused commitment fees payable	109	86
Total interest expense and credit facility fees payable	$5,739	$5,470
Weighted average interest rate (1)	2.70%	2.63%
(1) Based on floating LIBOR rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2021 and December 31, 2020:

	As of
Payment Due by Period	June 30, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years	71,135	75,233
3-5 Years	593,483	595,723
More than 5 Years	323,400	210,000
Total	$988,018	$880,956
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2021 and December 31, 2020 for any such exposure.
The Company has in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2021	December 31, 2020
Unfunded delayed draw commitments	$85,726	$71,561
Unfunded revolving commitments	52,559	56,362
Total unfunded commitments	$138,285	$127,923
cami
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

The following table summarizes capital activity during the three month period ended June 30, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	49,062,820	$491	$996,001	$969	$(5,118)	$(14,788)	$977,555
Common stock issued	2,427,186	24	49,976	—	—	—	50,000
Net investment income (loss)	—	—	—	25,992	—	—	25,992
Net realized gain (loss)	—	—	—	—	96	—	96
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	11,884	11,884
Dividends declared	—	—	—	(24,715)	—	—	(24,715)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103	—	—	—
Balance, end of period	51,490,006	$515	$1,045,874	$2,349	$(5,022)	$(2,904)	$1,040,812

The following table summarizes capital activity during the six month period ended June 30, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Common stock issued	2,427,186	24	49,976	—	—	—	50,000
Net investment income (loss)	—	—	—	49,394	—	—	49,394
Net realized gain (loss)	—	—	—	—	1,869	—	1,869
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	24,678	24,678
Dividends declared	—	—	—	(48,265)	—	—	(48,265)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103		—	—
Balance, end of period	51,490,006	$515	$1,045,874	$2,349	$(5,022)	$(2,904)	$1,040,812

The following table summarizes capital activity during the three month period ended June 30, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	44,896,727	$449	$916,241	$960	$(195)	$(86,473)	$830,982
Common stock issued	2,636,256	26	49,790	—	—	—	49,816
Net investment income (loss)	—	—	—	21,686	—	—	21,686
Net realized gain (loss)	—	—	—	—	(1,360)	—	(1,360)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	23,969	23,969
Dividends declared	—	—	—	(21,390)	—	—	(21,390)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, end of period	47,532,983	$475	$966,017	$1,270	$(1,555)	$(62,504)	$903,703

The following table summarizes capital activity during the six month period ended June 30, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	11,763,760	117	229,703	—	—	—	229,820
Net investment income (loss)	—	—	—	40,913	—	—	40,913
Net realized gain (loss)	—	—	—	—	(1,704)	—	(1,704)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(62,087)	(62,087)
Dividends declared	—	—	—	(40,348)	—	—	(40,348)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, end of period	47,532,983	$475	$966,017	$1,270	$(1,555)	$(62,504)	$903,703

    The following table summarizes total shares issued and proceeds related to capital activity during the six month period ended June 30, 2021.

	Shares Issued	Proceeds
June 29, 2021	2,427,186	$50,000
Total	2,427,186	$50,000
Subscription and share issuance transactions during the six month period ended June 30, 2021 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the six month period ended June 30, 2021, there was no increase to net asset value per share resulting from such subscription.
The following table summarizes total shares issued and proceeds related to capital activity during the six month period ended June 30, 2020.

	Shares Issued	Proceeds
March 18, 2020	1,959,038	$40,004
March 31, 2020	7,168,466	140,000
May 28, 2020	2,636,256	49,816
Total	11,763,760	$229,820
Subscription and share issuance transactions during the six month period ended June 30, 2020 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the six month period ended June 30, 2020, such subscription transactions increased net asset value by $0.01 per share.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net increase (decrease) in net assets resulting from operations	$37,972	$44,295	$75,941	$(22,878)
Weighted-average common shares outstanding	49,116,165	45,881,702	49,089,640	41,015,545
Basic and diluted earnings per common share	$0.77	$0.97	$1.55	$(0.56)

The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2021 and 2020:

	For the six month periods ended
	June 30, 2021	June 30, 2020
Per Share Data:
Net asset value per share, beginning of period	$19.63	$20.61
Net investment income (loss) (1)	1.01	1.00
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.54	(1.63)
Net increase (decrease) in net assets resulting from operations	1.55	(0.63)
Dividends declared (2)	(0.96)	(0.98)
Other	(0.01)	—
Effect of offering price of subscriptions (3)	—	0.01
Net asset value per share, end of period	$20.21	$19.01

Number of shares outstanding, end of period	51,490,006	47,532,983
Total return based on net asset value (4)	7.85%	(3.01)%
Net assets, end of period	$1,040,812	$903,703
Ratio to average net assets (5):
Expenses before incentive fees	2.16%	2.47%
Expenses after incentive fees	3.04%	3.34%
Net investment income (loss)	4.97%	4.95%
Interest expense and credit facility fees	1.30%	1.60%
Ratios/Supplemental Data:
Asset coverage, end of period	205.34%	230.68%
Portfolio turnover	13.13%	7.64%
Total committed capital, end of period	$1,227,312	$1,227,312
Ratio of total contributed capital to total committed capital, end of period	85.36%	78.84%
Weighted-average shares outstanding	49,089,640	41,015,545
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
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the six month periods ended June 30, 2021 and 2020 is inclusive of $0.00 and $0.01, respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 7.85% and (3.06)%, respectively, for the period (refer to Note 7, Net Assets, to these consolidated financial statements).
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2021 and December 31, 2020, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2021 and June 30, 2020.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2021 and June 30, 2020, the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company's first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of June 30, 2021 and June 30, 2020, permanent differences primarily due to non-deductible excise tax paid and non-deductible expenses from investments in partnerships resulted in a net increase in distributable earnings (loss) by $103 and $14, respectively, and a net decrease in additional paid-in capital in excess of par by $103 and $14, respectively, on the Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the period from July 1, 2020 to June 30, 2021 and for the period from July 1, 2019 to June 30, 2020 was as follows:

	For the period from July 1, 2020 to June 30, 2021	For the period from July 1, 2019 to June 30, 2020
Ordinary income	$93,897	$70,646
Tax return of capital	—	—
Income Tax Information and Distributions to Stockholders
As of June 30, 2021 and June 30, 2020, the components of accumulated earnings (deficit) on a tax basis were as follows:

	For the period from July 1, 2020 to June 30, 2021	For the period from July 1, 2019 to June 30, 2020
Undistributed ordinary income	$25,096	$2,010
Other book/tax differences (1)	(25,005)	(316)
Capital loss carryforwards	(3,233)	(2,156)
Net unrealized appreciation (depreciation) on investments)(2)	1,989	(61,875)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	(4,424)	(452)
Total accumulated earnings (deficit)	$(5,577)	$(62,337)
(1) Consists of dividends payable as well as the unamortized portion of organization costs as of June 30, 2021 and June 30, 2020.
(2) The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable to the tax treatment of partnership investments.

    As of June 30, 2021 and June 30, 2020, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of
	June 30, 2021	June 30, 2020
Cost of investments	$1,921,824	$1,646,160
Gross unrealized appreciation on investments	34,140	7,602
Gross unrealized depreciation on investments	(32,151)	(69,477)
Net unrealized appreciation (depreciation) on investments	$1,989	$(61,875)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of June 30, 2021 and June 30, 2020, the Company had $3,233 and $2,156 of capital loss carryforwards, respectively, of which $2,347 and $1,767 were short-term capital loss carryforwards, respectively, and $886 and $389, were long-term capital loss carryforwards, respectively.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
Number of investments	122	117
Number of portfolio companies	90	84
Number of industries	24	24
Percentage of total investment fair value:
First Lien Debt	82.6%	84.1%
Second Lien Debt	15.6%	14.4%
Total secured debt	98.2%	98.5%
Equity investments	1.8%	1.5%
Percentage of debt investment fair value:
Floating rate (1)	98.2%	98.0%
Fixed interest rate	1.8%	2.0%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended June 30, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2021	June 30, 2020
Investments:
Total investments, beginning of period	$1,855,942	$1,484,081
New investments purchased	211,152	187,300
Net accretion of discount on investments	2,789	1,527
Net realized gain (loss) on investments	95	(1,986)
Investments sold or repaid	(147,686)	(24,585)
Total Investments, end of period	$1,922,292	$1,646,337
Principal amount of investments funded:
First Lien Debt	$184,563	$189,659
Second Lien Debt	17,916	1,104
Equity Investments	5,919	518
Total	$208,398	$191,281
Principal amount of investments sold or repaid:
First Lien Debt	$(145,404)	$(26,680)
Second Lien Debt	(865)	—
Total	$(146,269)	$(26,680)
Number of new funded investments	10	5
Average amount of new funded investments	$15,846	$31,886
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of June 30, 2021 and December 31, 2020, investments consisted of the following:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,591,669	$1,588,370	$1,534,414	$1,523,542
Second Lien Debt	301,527	300,212	274,882	260,258
Equity Investments	29,096	35,231	24,089	27,735
Total	$1,922,292	$1,923,813	$1,833,385	$1,811,535
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	7.73%	7.74%	7.57%	7.63%
Second Lien Debt	9.03%	9.07%	9.04%	9.55%
First and Second Lien Debt Total	7.93%	7.95%	7.80%	7.91%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased slightly from 7.80% to 7.93% from December 31, 2020 to June 30, 2021, primarily due to new fundings yielding a higher rate than repayments.
As of June 30, 2021 and December 31, 2020, one and one of our debt investments was on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2021 and December 31, 2020. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,914,351	99.5%	$1,803,384	99.6%
Non-accrual (1)	9,462	0.5%	8,151	0.4%
Total	$1,923,813	100.0%	$1,811,535	100.0%
(1) For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of June 30, 2021 and December 31, 2020 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$39.7	2.1%	$40.1	2.3%
Internal Risk Rating 2	1,564	82.8	1,425.2	79.9
Internal Risk Rating 3	275.3	14.6	310.3	17.4
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	9.5	0.5	8.2	0.4
Total	$1,888.6	100.0%	$1,783.8	100.0%
As of June 30, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.2, respectively. As of June 30, 2021 and December 31, 2020, one and one of our debt investments, with an aggregate fair value of $9.5 million and $8.2 million, respectively, was assigned an Internal Risk Rating of 5.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month and six month periods ended June 30, 2021 and 2020
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three and six month periods ended June 30, 2021 and 2020 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
First Lien Debt	$34,889	$27,930	$66,605	$53,767
Second Lien Debt	6,332	7,431	12,089	14,209
Equity Investments	532	333	906	518
Cash	—	17	2	53
Total investment income	$41,753	$35,711	$79,602	$68,547
The increase in investment income for the three month and six month periods ended June 30, 2021 from the comparable periods in 2020 was primarily driven by our higher average loan balance. The size of our portfolio increased to $1,922,292 as of June 30, 2021 from $1,646,337 as of June 30, 2020 at amortized cost. As of June 30, 2021, the weighted average yield of our first and second lien debt investments increased to 7.93% from 7.71% as of June 30, 2020, on amortized cost primarily due to new fundings being originated at a higher weighted average rate than that of those being repaid.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2021, 1 first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $9,462, which represents approximately 0.8% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of June 30, 2020, 2 first lien debt investments were on non-accrual status. The fair value of the debt investments on non-accrual status was $9,723, which represents approximately 0.6% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments.

Net investment income for the three and six month periods ended June 30, 2021 and 2020 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total investment income	$41,753	$35,711	$79,602	$68,547
Total expenses (including excise tax expense)	15,761	14,025	30,208	27,634
Net investment income (loss)	$25,992	$21,686	$49,394	$40,913
Expenses
Expenses for the three and six month periods ended June 30, 2021 and 2020 comprised the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Management fees	$3,187	$2,930	6,262	5,503
Net investment income incentive fees	4,602	3,823	8,728	7,217
Professional fees	453	284	838	552
Administrative service fees	169	206	323	248
Interest expense	6,289	5,569	12,150	11,954
Credit facility fees	396	700	754	1,249
Directors’ fees and expenses	82	72	141	123
Other general and administrative	483	441	912	788
Excise tax expense	100	—	100	—
Total expenses	$15,761	$14,025	$30,208	$27,634
Interest expense and credit facility fees for the three and six month periods ended June 30, 2021 and 2020 comprised the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$6,289	$5,569	$12,150	$11,954
Facility unused commitment fee	90	272	163	471
Amortization of deferred financing costs	306	428	591	778
Total interest expense and credit facility fees	$6,685	$6,269	$12,904	$13,203
Cash paid for interest expense	$6,463	$6,051	$12,419	$11,741

Average principal debt outstanding	$928,398	$667,999	$908,822	$676,446
Average interest rate	2.67%	3.30%	2.66%	3.50%
The increase in interest expense for the three and six month periods ended June 30, 2021 compared to the comparable period in 2020 was driven by higher average principal debt outstanding, partially offset by lower LIBOR.

Below is a summary of the base management fees and incentive fees during the three and six month periods ended June 30, 2021 and 2020:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Base management fees	$3,187	$2,930	$6,262	$5,503
Incentive fees on pre-incentive fee net investment income	4,602	3,823	8,728	7,217
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,602	3,823	8,728	7,217
Total base management fees and incentive fees	$7,789	$6,753	$14,990	$12,720
The increase in management fees and incentive fees for the three month and six month periods ended June 30, 2021 from the comparable periods in 2020 was driven by our increased deployment of capital, as well as higher pre-incentive fee net investment income. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended June 30, 2021, we recorded realized gain of approximately $95 on 1 investment and no realized losses. We recorded a change in unrealized appreciation on 70 investments totaling approximately $21,150 and a change in unrealized depreciation on 52 investments of approximately $9,938. During the three month period ended June 30, 2020, we recorded no realized gain and realized loss of approximately $1,986 on 2 investments. We recorded a change in unrealized appreciation on 70 investments totaling approximately $38,979 and a change in unrealized depreciation on 29 investments of approximately $14,078.
During the six month period ended June 30, 2021, we recorded realized gain of approximately $1,910 on 6 investments and no realized losses. We recorded a change in unrealized appreciation on 152 investments totaling approximately $39,750 and a change in unrealized depreciation on 91 investments of approximately $16,379. During the six month period ended June 30, 2020, we recorded realized gain of approximately $6 on 1 investment and realized loss of approximately $2,172 on 3 investments. We recorded a change in unrealized appreciation on 23 investments totaling approximately $4,230 and a change in unrealized depreciation on 80 investments of approximately $67,999.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six month periods ended June 30, 2021 and 2020 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net realized gain (loss) on investments	$95	$(1,986)	$1,910	$(2,166)
Net change in unrealized appreciation (depreciation) on investments	11,212	24,901	23,371	(63,769)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$11,307	$22,915	$25,281	$(65,935)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and six month periods ended June 30, 2021 and 2020 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$95	$2,269	$(1,986)	$17,696	$1,229	7,573	$(2,166)	$(35,260)
Second Lien Debt	—	7,772	—	5,012	—	13,309	—	(28,557)
Equity Investments	—	1,171	—	2,193	681	2,489	—	48
Total	$95	$11,212	$(1,986)	$24,901	$1,910	$23,371	$(2,166)	$(63,769)

Net change in unrealized appreciation in our investments for the three month and six month periods ended June 30, 2021 improved compared to the comparable period in 2020 was primarily due to tightening market yields and improving credit fundamentals in 2021, compared to higher market yields in 2020 related to the COVID-19 pandemic. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of June 30, 2021, the maximum principal amount of the Subscription Facility was $75,000 and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, and June 2, 2021. As of June 30, 2021, the maximum principal amount of the SPV Credit Facility was $600,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2025, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.40% per year with a step-up based on collateral coverage and asset mix. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
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
As of June 30, 2021 and December 31, 2020, the Company had $118,619 and $50,217, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$71,135	$3,865	$2,223
SPV Credit Facility	600,000	593,483	6,517	4,112
SPV2 Credit Facility	350,000	323,400	26,600	26,600
Total	$1,025,000	$988,018	$36,982	$32,935

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of June 30, 2021 and December 31, 2020 were 51,490,006 and 49,062,820, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2021 and 2020:

	For the six month periods ended
	June 30, 2021	June 30, 2020
Shares outstanding, beginning of period	49,062,820	35,769,223
Common stock issued	2,427,186	11,763,760
Shares outstanding, end of period	51,490,006	47,532,983

Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of June 30, 2021 and December 31, 2020:

	As of
Payment Due by Period	June 30, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years	71,135	75,233
3-5 Years	593,483	595,723
More than 5 Years	323,400	210,000
Total	$988,018	$880,956
As of June 30, 2021 and December 31, 2020, $988,018 and $880,956, respectively, of secured borrowings were outstanding under the Credit Facilities. For the three month periods ended June 30, 2021 and 2020, we incurred $6,289 and $5,569, respectively, of interest expense and $90 and $272, respectively, of unused commitment fees. For the six month periods ended June 30, 2021 and 2020, we incurred $12,150 and $11,954, respectively, of interest expense and $163 and $471, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2021 and December 31, 2020 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2021	December 31, 2020
Unfunded delayed draw commitments	$85,726	$71,561
Unfunded revolving commitments	52,559	56,362
Total unfunded commitments	$138,285	$127,923

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2019
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
Total			$1.98
2020
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
Total			$1.94
2021
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
Total			$0.96
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2021 and December 31, 2020.
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
Interest Rate Risk
As of June 30, 2021, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Credit Facilities are subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2021 and December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2021 and December 31, 2020 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of June 30, 2021 and 2020, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021 and December 31, 2020, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2021			December 31, 2020
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$42,264	$(29,389)	$12,875	$41,532	$(26,429)	$15,103
Up 200 basis points	$23,501	$(19,508)	$3,993	$23,732	$(17,619)	$6,113
Up 100 basis points	$4,775	$(9,628)	$(4,853)	$5,936	$(8,810)	$(2,874)
Down 100 basis points	$(215)	$1,780	$1,565	$(317)	$1,766	$1,449
Down 200 basis points	$(215)	$1,780	$1,565	$(317)	$1,766	$1,449
Down 300 basis points	$(215)	$1,780	$1,565	$(317)	$1,766	$1,449

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on a Current Report on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.1
Amended and Restated Loan and Security Agreement, dated as of April 1, 2019 and Conformed through Amendment No. 4 dated as of June 2, 2021, among TCG BDC II SPV LLC, as borrower, the Lenders party thereto, U.S. Bank National Association, as Collateral Administrator, Collateral Agent and Securities Intermediary Party, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer.*

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

TCG BDC II, INC.

Dated: August 10, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)