Form 10-Q
period 2021-09-30
TCG BDC II, Inc.
filed 2021-11-12
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 12, 2021 was 53,895,009.

TCG BDC II, INC.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,077,244 and $1,833,385, respectively)	$2,077,835	$1,811,535
Cash, cash equivalents and restricted cash	36,983	50,217
Deferred financing costs	5,768	4,542
Receivable for investment sold/repaid	21,797	1,659
Interest receivable from non-controlled/non-affiliated investments	21,076	12,636
Receivable for issuance of common stock	1,015	1,962
Prepaid expenses and other assets	1,345	714
Total assets	$2,165,819	$1,883,265
LIABILITIES
Secured borrowings (Note 5)	$1,025,826	$880,956
Payable for investments purchased	92	273
Due to Investment Adviser	415	486
Interest and credit facility fees payable (Note 5)	6,295	5,470
Dividend payable (Note 7)	26,409	23,766
Management and incentive fees payable (Note 4)	7,803	7,437
Administrative service fees payable (Note 4)	291	60
Other accrued expenses and liabilities	1,747	1,681
Total liabilities	1,068,878	920,129
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 53,895,009 and 49,062,820 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	539	491
Paid-in capital in excess of par value	1,095,850	996,001
Total distributable earnings (loss)	552	(33,356)
Total net assets	$1,096,941	$963,136
NET ASSETS PER SHARE	$20.35	$19.63
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$41,438	$33,371	$117,167	$95,518
Other income	632	964	4,505	7,364
Total investment income from non-controlled/non-affiliated investments	42,070	34,335	121,672	102,882
Total investment income	42,070	34,335	121,672	102,882
Expenses:
Management fees (Note 4)	3,240	3,040	9,502	8,543
Net investment income incentive fees (Note 4)	4,559	3,693	13,287	10,910
Professional fees	479	495	1,317	1,047
Administrative service fees (Note 4)	275	86	598	334
Interest expense (Note 5)	6,757	4,793	18,907	16,747
Credit facility fees (Note 5)	422	804	1,176	2,053
Directors’ fees and expenses	96	55	237	178
Other general and administrative	462	400	1,374	1,188
Total expenses	16,290	13,366	46,398	41,000
Net investment income (loss) before taxes	25,780	20,969	75,274	61,882
Excise tax expense	—	—	100	—
Net investment income (loss)	25,780	20,969	75,174	61,882
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	4,546	(1,208)	6,456	(3,374)
Currency gains (losses) on non-investment assets and liabilities	(44)	(2,251)	(85)	(1,789)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(930)	17,739	22,441	(46,030)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	3,186	(926)	4,493	756
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	6,758	13,354	33,305	(50,437)
Net increase (decrease) in net assets resulting from operations	$32,538	$34,323	$108,479	$11,445
Basic and diluted earnings per common share (Note 7)	$0.63	$0.72	$2.17	$0.26
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	51,725,278	47,532,983	49,977,840	43,203,882
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$75,174	$61,882
Net realized gain (loss) on investments and non-investment assets and liabilities	6,371	(5,163)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	26,934	(45,274)
Net increase (decrease) in net assets resulting from operations	108,479	11,445
Capital transactions:
Common stock issued	100,000	229,820
Dividends declared (Note 10)	(74,674)	(62,213)
Net increase (decrease) in net assets resulting from capital share transactions	25,326	167,607
Net increase (decrease) in net assets	133,805	179,052
Net assets at beginning of period	963,136	737,109
Net assets at end of period	$1,096,941	$916,161
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$108,479	$11,445
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	936	1,234
Net accretion of discount on investments	(7,369)	(5,047)
Paid-in-kind interest	(5,136)	(4,197)
Net realized (gain) loss on investments and non-investment assets and liabilities	(6,371)	5,163
Net change in unrealized (appreciation) depreciation on investments	(22,441)	46,030
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(4,493)	(756)
Cost of investments purchased and change in payable for investments purchased	(542,910)	(470,139)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	297,693	133,798
Changes in operating assets:
Interest receivable	(8,440)	698
Prepaid expenses and other assets	(631)	1,190
Changes in operating liabilities:
Due to Investment Adviser	(71)	(51)
Interest and credit facility fees payable	825	212
Management and incentive fees payable	366	1,833
Administrative service fees payable	231	24
Other accrued expenses and liabilities	66	24
Net cash provided by (used in) operating activities	(189,266)	(278,539)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of change in receivable for issuance of common stock	100,947	229,820
Borrowings on the Credit Facilities	345,811	566,486
Repayments of the Credit Facilities	(196,533)	(447,985)
Dividends paid in cash	(72,031)	(57,623)
Debt issuance costs paid	(2,162)	(2,345)
Net cash provided by (used in) financing activities	176,032	288,353
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,234)	9,814
Cash, cash equivalents and restricted cash, beginning of period	50,217	18,937
Cash, cash equivalents and restricted cash, end of period	$36,983	$28,751
Supplemental disclosures:
Interest paid during the period	$18,796	$16,649
Dividends declared during the period	$74,674	$62,213
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.1% of fair value)
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$11,891	$11,567	$12,073	1.10%
Airnov, Inc.	^#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/20/2019	12/19/2025	43,318	42,805	43,318	3.95
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.38%	2/17/2021	7/10/2026	499	501	499	0.05
Alpine SG, LLC	+#	(2)(3)	High Tech Industries	L + 5.75%	6.75%	2/2/2018	11/16/2022	15,301	15,255	15,137	1.38
Alpine SG, LLC	#	(2)(3)	High Tech Industries	L + 8.50%	9.50%	7/24/2020	11/16/2022	1,618	1,593	1,618	0.15
Alpine SG, LLC	+#	(2)(3)	High Tech Industries	L + 6.50%	7.50%	11/2/2020	11/16/2022	13,796	13,553	13,756	1.25
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	1/7/2019	12/21/2021	38,364	38,294	38,364	3.50
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	25,269	25,013	25,028	2.28
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	392	381	392	0.04
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,549	43,722	3.99
Apptio, Inc.	^+#	(2)(3)(6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	36,488	36,022	36,772	3.35
Ascend Buyer, LLC	#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	12,624	12,345	12,345	1.13
Associations, Inc.	#	(2)(3)(6)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	7,301	7,183	7,346	0.67
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	36,938	36,205	33,550	3.06
Avenu Holdings, LLC	+#	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	37,980	37,682	37,980	3.46
Barnes & Noble, Inc.	+	(2)(3)(10)	Retail	L + 5.50%	6.50%	8/7/2019	8/7/2024	16,074	15,824	15,881	1.45
BlueCat Networks, Inc. (Canada)	+	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	22,936	22,526	22,861	2.08
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2019	9/30/2026	29,432	28,876	29,130	2.66
Central Security Group, Inc.	#	(2)(3)	Consumer Services	L + 6.00%	7.00%	10/16/2020	10/16/2025	1,420	1,420	1,360	0.11
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	39,265	38,710	39,265	3.58
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(6)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	14,415	14,322	14,348	1.31
Chudy Group, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	828	814	823	0.08
CircusTrix Holdings, LLC	^+	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,485	10,445	9,037	0.82
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	694	637	694	0.06
Cobblestone Intermediate Holdco LLC	#	(2)(3)	Consumer Services	L + 5.25%	6.25%	1/29/2020	1/29/2026	725	719	714	0.07
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	42,932	42,456	42,901	3.91
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(6)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	56,351	55,469	56,351	5.14

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	$1,883	$1,835	$1,912	0.17%
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	10,390	10,219	10,387	0.95
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	2/15/2018	5/31/2022	16,172	15,089	10,078	0.92
Designer Brands Inc.	+#	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	34,543	33,845	33,950	3.10
Diligent Corporation	^	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	604	588	620	0.06
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,939	1,882	1,895	0.17
Dwyer Instruments, Inc	#	(2)(3)(6)	Capital Equipment	L + 5.50%	6.25%	7/21/2021	7/21/2027	12,248	11,980	12,127	1.12
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	14,285	13,967	13,964	1.27
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	855	836	846	0.08
Ethos Veterinary Health LLC	+#	(2)(3)	Consumer Services	L + 4.75%	4.83%	5/17/2019	5/15/2026	10,738	10,667	10,738	0.98
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,847	14,992	1.37
Heartland Home Services, Inc.	+#	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	30,207	29,625	30,313	2.76
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,499	18,039	18,912	1.72
Higginbotham Insurance Agency, Inc.	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/25/2020	11/25/2026	19,104	18,842	19,303	1.76
iCIMS, Inc.	+#	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,669	29,236	2.67
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	18,081	17,734	18,217	1.66
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€33,000	39,077	37,079	3.38
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	1/15/2020	8/27/2025	24,664	24,391	24,764	2.26
Integrity Marketing Acquisition, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/7/2020	8/27/2025	7,933	7,861	7,912	0.72
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2026	25,368	25,045	24,997	2.28
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 4.00%, 3.00% PIK	8.00%	5/3/2019	5/3/2025	27,449	27,065	26,923	2.45
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	50,028	49,220	46,454	4.23
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	10,000	9,804	9,908	0.90
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	2,507	2,490	2,282	0.21
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	40,218	39,313	39,666	3.62
Mailgun Technologies, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 5.00%	6.00%	3/26/2019	3/26/2025	19,839	19,563	19,839	1.81
Material Holdings, LLC	#	(2)(3)(6)	Business Services	L + 5.75%	6.50%	8/19/2021	8/19/2027	14,770	14,422	14,417	1.31
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	35,892	34,964	35,287	3.21

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
MMIT Holdings, LLC	#	(2)(3)(6)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	$10,992	$10,755	$10,752	0.98%
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,713	9,649	9,390	0.86
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	7/12/2021	7/12/2027	7,200	7,060	7,098	0.65
PF Growth Partners, LLC	+	(2)(3)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	7/1/2019	7/11/2025	8,060	7,978	7,875	0.72
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(6)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,302	15,137	1.38
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	11/19/2020	11/19/2026	14,662	14,355	14,463	1.32
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	3/1/2021	3/1/2027	8,916	8,686	8,767	0.80
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2023	16,824	16,624	16,823	1.53
Redwood Services Group, LLC	#	(2)(3)	High Tech Industries	L + 8.50%	9.50%	8/14/2020	6/6/2023	3,448	3,383	3,448	0.31
Redwood Services Group, LLC	#	(2)(3)	High Tech Industries	L + 7.25%	8.25%	10/19/2020	6/6/2023	20,686	20,398	20,686	1.89
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,892	68,832	6.27
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,624	19,371	19,624	1.79
RSC Acquisition, Inc.	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.50%	11/1/2019	11/1/2026	33,986	33,446	33,986	3.10
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	30,045	29,643	26,208	2.39
Smile Doctors, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	10/6/2017	10/6/2022	23,262	23,213	23,262	2.11
Southern Graphics, Inc.	+	(2)(3)(10)	Media: Advertising, Printing & Publishing	L + 6.50%	7.50%	10/30/2020	10/23/2023	9,959	9,806	9,690	0.88
SPay, Inc.	^+	(2)(3)(6)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	22,570	22,356	19,848	1.81
Speedstar Holding LLC	+#	(2)(3)(6)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,294	26,732	27,679	2.52
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	28,932	28,455	26,022	2.37
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	L + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,033	25,934	28,271	2.58
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2)(3)(7)(6)	Banking, Finance, Insurance & Real Estate	L + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£6,089	7,663	9,330	0.85
Trafigura Trading LLC	^	(2)(3)(6)(12)	Metals & Mining	L + 8.40%	8.75%	7/26/2021	7/18/2022	6,223	6,073	6,073	0.55
Trump Card, LLC	^+#	(2)(3)(6)	Transportation: Cargo	L + 4.50%	5.50%	6/26/2018	4/21/2022	8,519	8,501	8,431	0.77
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	L + 5.75%	6.75%	12/2/2019	12/2/2025	42,537	41,715	41,643	3.80
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,536	19,668	21,203	1.93

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€2,954	$3,342	$3,379	0.31%
US INFRA SVCS Buyer, LLC	+#	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	4/13/2020	4/13/2026	56,392	55,295	54,964	5.01
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	L + 5.75%	6.75%	11/30/2018	11/30/2024	21,283	21,021	20,634	1.88
Westfall Technik, Inc.	^+#	(2)(3)(6)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	27,743	27,475	27,002	2.46
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	7/1/2021	9/13/2024	4,970	4,874	4,842	0.44
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Durable Consumer Goods	L + 5.75%	6.75%	9/13/2021	9/13/2027	450	441	441	0.04
YLG Holdings, Inc.	+	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	9/30/2020	11/1/2025	9,419	9,158	9,518	0.87
Zemax Software Holdings, LLC	^+#	(2)(3)(6)	Software	L + 5.75%	6.75%	6/25/2018	6/25/2024	10,580	10,466	10,580	0.96
Zenith Merger Sub, Inc.	+#	(2)(3)(6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2024	17,762	17,656	17,762	1.62
First Lien Debt Total									$1,710,431	$1,705,946	155.52%
Second Lien Debt (16.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50%	10.50%	9/30/2021	9/30/2028	$6,590	$6,425	$6,425	0.58%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	30,327	29,754	31,465	2.87
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.59%	2/1/2019	2/1/2027	21,047	20,631	19,511	1.78
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	38,180	37,145	37,130	3.38
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	5/14/2021	3/3/2029	5,538	5,405	5,465	0.50
Brave Parent Holdings, Inc.	+	(2)(3)	Software	L + 7.50%	7.58%	10/3/2018	4/19/2026	18,197	17,909	18,197	1.66
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.33%	2/11/2020	7/30/2026	18,600	18,195	18,786	1.71
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	L + 8.00%	8.08%	6/13/2019	6/18/2027	23,450	23,178	20,046	1.83
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	L + 7.50%	7.63%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.16
PAI Holdco, Inc.	+	(2)(3)	Automotive	L + 6.00%, 2.00% PIK	9.00%	10/28/2020	10/28/2028	13,738	13,368	13,738	1.25
Peraton Corp.	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,122	12,272	1.12
Quartz Holding Company	+	(2)(3)	Software	L + 8.00%	8.09%	4/2/2019	4/2/2027	11,900	11,721	11,900	1.08
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	L + 8.50%	8.61%	3/12/2020	3/12/2028	£20,000	24,773	22,849	2.08
Tank Holding Corp.	+#	(2)(3)	Capital Equipment	L + 8.25%	8.33%	3/26/2019	3/26/2027	41,478	40,880	41,894	3.82
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,763	13,196	1.19

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
World 50, Inc.	#	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	$24,017	$23,579	$23,536	2.15%
WP CPP Holdings, LLC	+#	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	39,500	39,209	38,833	3.54
Second Lien Debt Total									$338,785	$336,974	30.70%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.7% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$758	0.07%
Appriss Health, LLC	^	(8)	Healthcare & Pharmaceuticals	5/6/2021	—	433	435	0.04
Atlas Ontario LP (Canada)	^	(8)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.47
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	172	535	0.05
BK Intermediate Company, LLC	^	(8)	Healthcare & Pharmaceuticals	5/27/2020	288	288	390	0.04
Central Security Group, Inc.	^	(8)	Consumer Services	10/16/2020	68	—	—	—
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	738	0.07
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250	250	406	0.04
ECP Parent, LLC	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	575	0.05
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	3/26/2019	424	424	1,258	0.11
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,639	0.24
Pascal Ultimate Holdings, L.P	^	(8)	Capital Equipment	7/21/2021	36	363	363	0.03
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	849	482	1,027	0.09
Titan DI Preferred Holdings, Inc.	^	(8)	Energy: Oil & Gas	2/11/2020	12,407	12,144	12,531	1.13
Turbo Buyer, Inc.	^	(8)	Automotive	12/2/2019	1,925	933	2,977	0.27
Unifrutti Financing PLC (Cyprus)	^	(8)	Beverage, Food & Tobacco	10/22/2020	2	1,884	1,874	0.17
Unifrutti Financing PLC (Cyprus)	^	(8)	Beverage, Food & Tobacco	10/22/2020	1	532	365	0.03
USLS Acquisition, Inc.	^	(8)	Business Services	11/30/2018	641	641	796	0.07
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	190	720	0.07
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	220	436	0.04
Zillow Topco LP	^	(8)	Software	6/25/2018	313	312	688	0.06
Equity Investments Total						$28,028	$34,915	3.17%
Total investments—non-controlled/non-affiliated						$2,077,244	$2,077,835	189.39%
Total investments						$2,077,244	$2,077,835	189.39%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
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

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.08%, the 90-day LIBOR at 0.13% and the 180-day LIBOR rate at 0.16%.
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
(6)As of September 30, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$4,597	$46
Advanced Web Technologies Holding Company	Revolver	0.50	1,813	18
Airnov, Inc.	Revolver	0.50	2,917	—
American Physician Partners, LLC	Revolver	0.50	550	—
Analogic Corporation	Revolver	0.50	2,572	(22)
Applied Technical Services, LLC	Delayed Draw	1.00	132	—
Applied Technical Services, LLC	Revolver	0.50	53	—
Appriss Health, LLC	Revolver	0.50	2,963	(45)
Apptio, Inc.	Revolver	0.50	1,420	11
Ascend Buyer, LLC	Revolver	0.50	1,284	(26)
Associations, Inc.	Revolver	0.50	723	3
Associations, Inc.	Delayed Draw	1.00	1,753	6
Associations, Inc.	Delayed Draw	1.00	1,753	6
Associations, Inc.	Delayed Draw	2.50	715	3
Chartis Holding, LLC	Revolver	0.50	2,401	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(4)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Chudy Group, LLC	Delayed Draw	1.00%	$138	$(1)
Chudy Group, LLC	Revolver	0.50	34	—
Comar Holding Company, LLC	Revolver	0.50	1,467	(1)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	—
DCA Investment Holding, LLC	Delayed Draw	1.00	1,970	—
Diligent Corporation	Revolver	0.50	47	1
Diligent Corporation	Delayed Draw	1.00	110	2
Dwyer Instruments, Inc	Revolver	0.50	626	(5)
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(9)
Ellkay, LLC	Revolver	0.50	1,786	(36)
EPS Nass Parent, Inc.	Revolver	0.50	59	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(18)
Heartland Home Services, Inc.	Delayed Draw	—	4,257	13
Heartland Home Services, Inc.	Revolver	0.50	467	1
Hercules Borrower LLC	Revolver	0.50	2,160	43
Higginbotham Insurance Agency, Inc.	Delayed Draw	1.00	809	8
Individual FoodService Holdings, LLC	Delayed Draw	1.00	103	1
Individual FoodService Holdings, LLC	Delayed Draw	1.00	1,613	10
Individual FoodService Holdings, LLC	Revolver	0.50	2,426	15
K2 Insurance Services, LLC	Revolver	0.50	2,290	(31)
Kaseya, Inc.	Delayed Draw	1.00	1,008	(18)
Kaseya, Inc.	Revolver	0.50	1,543	(27)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	3,379	(226)
Liqui-Box Holdings, Inc.	Revolver	0.50	123	(11)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(54)
LVF Holdings, Inc.	Revolver	0.50	2,568	(30)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	—
Material Holdings, LLC	Revolver	1.00	959	(19)
Material Holdings, LLC	Delayed Draw	—	1,916	(38)
Maverick Acquisition, Inc.	Delayed Draw	1.00	12,818	(159)
MMIT Holdings, LLC	Revolver	0.50	980	(20)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	80
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(39)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Quantic Electronics, LLC	Revolver	0.50	$824	$(10)
RSC Acquisition, Inc.	Revolver	0.50	1,096	—
Sapphire Convention, Inc.	Revolver	0.50	2,422	(286)
Smile Doctors, LLC	Revolver	0.50	707	—
SPay, Inc.	Revolver	0.50	648	(76)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	47
TCFI Aevex LLC	Delayed Draw	1.00	521	(51)
TCFI Aevex LLC	Delayed Draw	1.00	417	(41)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.56	£1,927	322
Trafigura Trading LLC	Revolver	0.50	13,774	(103)
Trump Card, LLC	Revolver	0.50	199	(2)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(43)
US INFRA SVCS Buyer, LLC	Revolver	0.50	2,975	(61)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	9,972	(205)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(41)
Westfall Technik, Inc.	Revolver	0.50	216	(6)
YLG Holdings, Inc.	Delayed Draw	1.00	507	5
Zemax Software Holdings, LLC	Revolver	0.50	642	—
Zenith Merger Sub, Inc.	Revolver	0.50	813	—
Total unfunded commitments			$135,830	$(1,132)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2021, the aggregate fair value of these securities is $34,915, or 3.17% of the Company's net assets.
(9)Loan was on non-accrual status as of September 30, 2021.
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(11)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(12)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 8.75%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
As of September 30, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,710,431	$1,705,946	82.1%
Second Lien Debt	338,785	336,974	16.2
Equity Investments	28,028	34,915	1.7
Total	$2,077,244	$2,077,835	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

The rate type of debt investments at fair value as of September 30, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	2,002,627	1,994,802	97.6%
Fixed Rate	46,589	48,118	2.4%
Total	$2,049,216	$2,042,920	100.0%

The industry composition of investments at fair value as of September 30, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$200,527	$197,063	9.5%
Automotive	82,748	86,037	4.1
Banking, Finance, Insurance & Real Estate	162,859	168,762	8.0
Beverage, Food & Tobacco	89,512	89,336	4.3
Business Services	173,816	172,494	8.3
Capital Equipment	79,310	81,197	3.9
Chemicals, Plastics & Rubber	69,494	68,974	3.3
Construction & Building	36,059	36,476	1.8
Consumer Services	64,352	65,839	3.2
Containers, Packaging & Glass	113,978	115,558	5.6
Durable Consumer Goods	441	441	—
Energy: Oil & Gas	39,988	40,707	2.0
Environmental Industries	73,334	73,876	3.6
Healthcare & Pharmaceuticals	159,351	155,238	7.5
High Tech Industries	158,426	160,461	7.7
Hotel, Gaming & Leisure	101,124	94,044	4.5
Media: Advertising, Printing & Publishing	9,806	9,690	0.5
Media: Diversified & Production	68,892	68,832	3.3
Metals & Mining	6,073	6,073	0.3
Retail	49,669	49,831	2.4
Software	242,329	244,069	11.7
Sovereign & Public Finance	37,854	38,515	1.9
Telecommunications	30,231	26,828	1.3
Transportation: Cargo	8,501	8,431	0.4
Utilities: Electric	836	846	—
Wholesale	17,734	18,217	0.9
Total	$2,077,244	$2,077,835	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of September 30, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	120,243	122,554	5.9%
Cyprus	25,426	26,821	1.3
Luxembourg	75,282	70,629	3.4
United Kingdom	97,773	101,305	4.9
United States	1,758,520	1,756,526	84.5
Total	$2,077,244	$2,077,835	100.0%
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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
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
As of September 30, 2021
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the three month and nine month periods ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2021 and December 31, 2020, the Company had restricted cash balances of $28,531 and $25,844, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. As of September 30, 2021 and December 31, 2020, approximately $182 and $762, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $178,133 and $129,447, respectively, which represented approximately 8.6% and 7.1%, respectively, of total investments at fair value. For the three and nine month periods ended September 30, 2021, the Company earned $1,746 and $5,030, respectively, in PIK income, included in interest income in the Consolidated Statements of Operations. For the three and nine month periods ended September 30, 2020, the Company earned $1,353 and $2,496, respectively, in PIK income, included in interest income in the accompanying Consolidated Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine month periods ended September 30, 2021, the Company earned $632 and $4,505, respectively, in other income, primarily from amendment, underwriting, and prepayment fees. For the three and nine month periods ended September 30, 2020, the Company earned $964 and $7,364, respectively, in other income, primarily from amendment and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021 and December 31, 2020, the fair value of loans on non-accrual status was $10,078 and $8,151, respectively, which represented approximately 0.5% and 0.4%, respectively, of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2021 and December 31, 2020 and for the periods then ended.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine month periods ended September 30, 2021 the Company incurred $0 and $100, respectively, in excise tax. The Company did not incur excise tax for the three and nine month periods ended September 30, 2020.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2021 and December 31, 2020.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2021 and 2020, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,705,946	$1,705,946
Second Lien Debt	—	—	336,974	336,974
Equity Investments	—	—	34,915	34,915
Total	$—	$—	$2,077,835	$2,077,835

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,523,542	$1,523,542
Second Lien Debt	—	—	260,258	260,258
Equity Investments	—	—	27,735	27,735
Total	$—	$—	$1,811,535	$1,811,535
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,588,370	$300,212	$35,231	$1,923,813
Purchases	163,002	57,359	825	221,186
Sales	—	—	(6,010)	(6,010)
Paydowns	(46,196)	(20,643)	(429)	(67,268)
Accretion of discount	1,956	542	—	2,498
Net realized gains (losses)	—	—	4,546	4,546
Net change in unrealized appreciation (depreciation)	(1,186)	(496)	752	(930)
Balance, end of period	$1,705,946	$336,974	$34,915	$2,077,835
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(903)	$(377)	$1,602	$322

	Financial Assets
	For the nine month period ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,523,542	$260,258	$27,735	$1,811,535
Purchases	453,537	87,076	7,253	547,866
Sales	(74,606)	—	(7,137)	(81,743)
Paydowns	(210,628)	(24,039)	(1,421)	(236,088)
Accretion of discount	6,485	866	17	7,368
Net realized gains (losses)	1,229	—	5,227	6,456
Net change in unrealized appreciation (depreciation)	6,387	12,813	3,241	22,441
Balance, end of period	$1,705,946	$336,974	$34,915	$2,077,835
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$6,928	$12,540	$3,914	$23,382

	Financial Assets
	For the three month period ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,316,022	$244,979	$23,284	$1,584,285
Purchases	82,827	—	357	83,184
Sales	(6,016)	—	—	(6,016)
Paydowns	(8,595)	—	—	(8,595)
Accretion of discount	1,335	156	6	1,497
Net realized gains (losses)	(1,208)	—	—	(1,208)
Net change in unrealized appreciation (depreciation)	8,951	7,955	833	17,739
Balance, end of period	$1,393,316	$253,090	$24,480	$1,670,886
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$7,877	$7,955	$833	$16,665

	Financial Assets
	For the nine month period ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,159,906	$197,732	$12,510	$1,370,148
Purchases	372,727	90,512	11,075	474,314
Sales	(24,295)	—	—	(24,295)
Paydowns	(89,692)	(15,232)	—	(104,924)
Accretion of discount	4,353	680	14	5,047
Net realized gains (losses)	(3,374)	—	—	(3,374)
Net change in unrealized appreciation (depreciation)	(26,309)	(20,602)	881	(46,030)
Balance, end of period	$1,393,316	$253,090	$24,480	$1,670,886
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$(27,065)	$(20,342)	$881	$(46,526)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2021 and December 31, 2020:

	Fair Value as of September 30, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,470,814	Discounted Cash Flow	Discount Rate	3.70%	14.29%	7.30%
	225,054	Consensus Pricing	Indicative Quotes	95.75%	100.00%	98.23%
	10,078	Income Approach	Discount Rate	11.27%	11.27%	11.27%
		Market Approach	Comparable Multiple	8.32x	8.32x	8.32x
Total First Lien Debt	1,705,946
Investments in Second Lien Debt	231,050	Discounted Cash Flow	Discount Rate	7.18%	14.44%	9.37%
	105,924	Consensus Pricing	Indicative Quotes	97.25%	98.31%	97.82%
Total Second Lien Debt	336,974
Investments in Equity	34,915	Income Approach	Discount Rate	7.22%	10.50%	8.58%
		Market Approach	Comparable Multiple	9.10x	16.43x	11.55x
Total Equity Investments	34,915
Total Level 3 Investments	$2,077,835

	Fair Value as of December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,154,102	Discounted Cash Flow	Discount Rate	4.36%	16.60%	7.52%
	361,290	Consensus Pricing	Indicative Quotes	89.11%	100.00%	97.73%
	8,150	Income Approach	Discount Rate	12.80%	12.80%	12.80%
Total First Lien Debt	1,523,542
Investments in Second Lien Debt	214,520	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.96%
	45,738	Consensus Pricing	Indicative Quotes	82.88%	100.00%	87.75%
Total Second Lien Debt	260,258
Investments in Equity	27,735	Income Approach	Discount Rate	7.22%	11.17%	7.70%
		Market Approach	Comparable Multiple	7.67x	16.43x	9.10x
Total Equity Investments	27,735
Total Level 3 Investments	$1,811,535
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

Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$1,025,826	$1,025,826	$880,956	$880,956
Total	$1,025,826	$1,025,826	$880,956	$880,956
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
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Investment Period” commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021, the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Adviser agreed that effective September 12, 2021 the annual rate of its management fee will decrease from a rate of 1.25% to 1.00% of the Company's average Capital Under Management. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
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

Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2021 and 2020:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Base management fees	$3,240	$3,040	$9,502	$8,543
Incentive fees on pre-incentive fee net investment income	4,559	3,693	13,287	10,910
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,559	3,693	13,287	10,910
Total base management fees and incentive fees	$7,799	$6,733	$22,789	$19,453
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
As of September 30, 2021 and December 31, 2020, $7,803 and $7,437, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine month periods ended September 30, 2021, the Company incurred $275 and $598, respectively, in fees under the Administration Agreement. For the three and nine month periods ended September 30, 2020, the Company incurred $86 and $334, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of

September 30, 2021 and December 31, 2020, $291 and $60, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine month periods ended September 30, 2021, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $192 and $556, respectively. For the three and nine month periods ended September 30, 2020, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $174 and $520, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, $488 and $1,000, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and nine month periods ended September 30, 2021, TCG earned $687 and $2,039, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. For the three and nine month periods ended September 30, 2020, TCG earned $0 and $984, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. TCG paid these amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, five of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and nine month periods ended September 30, 2021, the Company incurred $96 and $237, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the three and nine month periods ended September 30, 2020, the Company incurred $55 and $178, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of September 30, 2021 and December 31, 2020, $94 and $60, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV2 are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2021 and December 31, 2020, asset coverage was 206.93% and 209.33%, respectively, and the Company and the SPVs were in compliance with all covenants and other requirements under the Credit Facilities as of September 30, 2021 and December 31, 2020. Below is a summary of the borrowings and repayments under the Credit Facilities for the three month and nine month periods ended September 30, 2021 and 2020.

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Outstanding borrowing, beginning of period	$988,018	$691,551	$880,956	$648,200
Borrowings	145,450	164,953	345,811	566,486
Repayments	(104,500)	(91,485)	(196,533)	(447,985)
Foreign currency translation	(3,142)	2,715	(4,408)	1,033
Outstanding borrowing, end of period	$1,025,826	$767,734	$1,025,826	$767,734
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
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021 and August 13, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $450,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.66%. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
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

As of September 30, 2021 and December 31, 2020, the Company had no outstanding Repurchase Obligations. For the three and nine month periods ended September 30, 2021, the Company entered into $35,500 and $58,921 of repurchase agreements, respectively, with a weighted average interest rate of 2.72% and 3.00%, respectively. The Company did not enter into any repurchase agreements for the three and nine month periods ended September 30, 2020.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$64,087	$10,913	$2,164
SPV Credit Facility	600,000	590,839	9,161	8,444
SPV2 Credit Facility	450,000	370,900	79,100	30,660
Total	$1,125,000	$1,025,826	$99,174	$41,268

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine month periods ended September 30, 2021 and 2020, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$6,757	$4,793	$18,907	$16,747
Facility unused commitment fee	77	348	240	819
Amortization of deferred financing costs	345	456	936	1,234
Total interest expense and credit facility fees	$7,179	$5,597	$20,083	$18,800
Cash paid for interest expense	$6,377	$4,908	$18,796	$16,649

Average principal debt outstanding	$990,672	$732,764	$936,405	$695,356
Weighted average interest rate	2.67%	2.56%	2.66%	3.16%

As of September 30, 2021 and December 31, 2020, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2021	December 31, 2020
Interest expense payable	$6,187	$5,384
Unused commitment fees payable	108	86
Total interest expense and credit facility fees payable	$6,295	$5,470
Weighted average interest rate (1)	2.69%	2.63%
(1) Based on floating LIBOR rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2021 and December 31, 2020:

	As of
Payment Due by Period	September 30, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years	64,087	75,233
3-5 Years	590,839	595,723
More than 5 Years	370,900	210,000
Total	$1,025,826	$880,956
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2021 and December 31, 2020 for any such exposure.
The Company has in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2021	December 31, 2020
Unfunded delayed draw commitments	$63,779	$71,561
Unfunded revolving commitments	72,051	56,362
Total unfunded commitments	$135,830	$127,923
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

The following table summarizes capital activity during the three month period ended September 30, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	51,490,006	$515	$1,045,874	$2,349	$(5,022)	$(2,904)	$1,040,812
Common stock issued	2,405,003	24	49,976	—	—	—	50,000
Net investment income (loss)	—	—	—	25,780	—	—	25,780
Net realized gain (loss)	—	—	—	—	4,502	—	4,502
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	2,256	2,256
Dividends declared	—	—	—	(26,409)	—	—	(26,409)
Balance, end of period	53,895,009	$539	$1,095,850	$1,720	$(520)	$(648)	$1,096,941

The following table summarizes capital activity during the nine month period ended September 30, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Common stock issued	4,832,189	48	99,952	—	—	—	100,000
Net investment income (loss)	—	—	—	75,174	—	—	75,174
Net realized gain (loss)	—	—	—	—	6,371	—	6,371
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	26,934	26,934
Dividends declared	—	—	—	(74,674)	—	—	(74,674)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103		—	—
Balance, end of period	53,895,009	$539	$1,095,850	$1,720	$(520)	$(648)	$1,096,941

The following table summarizes capital activity during the three month period ended September 30, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	47,532,983	$475	$966,017	$1,270	$(1,555)	$(62,504)	$903,703
Common stock issued	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	20,969	—	—	20,969
Net realized gain (loss)	—	—	—	—	(3,459)	—	(3,459)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	16,813	16,813
Dividends declared	—	—	—	(21,865)	—	—	(21,865)
Balance, end of period	47,532,983	$475	$966,017	$374	$(5,014)	$(45,691)	$916,161

The following table summarizes capital activity during the nine month period ended September 30, 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	11,763,760	117	229,703	—	—	—	229,820
Net investment income (loss)	—	—	—	61,882	—	—	61,882
Net realized gain (loss)	—	—	—	—	(5,163)	—	(5,163)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(45,274)	(45,274)
Dividends declared	—	—	—	(62,213)	—	—	(62,213)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, end of period	47,532,983	$475	$966,017	$374	$(5,014)	$(45,691)	$916,161

    The following table summarizes total shares issued and proceeds related to capital activity during the nine month period ended September 30, 2021.

	Shares Issued	Proceeds
June 29, 2021	2,427,186	$50,000
September 22, 2021	2,405,003	50,000
Total	4,832,189	$100,000
Subscription and share issuance transactions during the nine month period ended September 30, 2021 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the nine month period ended September 30, 2021, there was no increase to net asset value per share resulting from such subscription.
The following table summarizes total shares issued and proceeds related to capital activity during the nine month period ended September 30, 2020.

	Shares Issued	Proceeds
March 18, 2020	1,959,038	$40,004
March 31, 2020	7,168,466	140,000
May 28, 2020	2,636,256	49,816
Total	11,763,760	$229,820
Subscription and share issuance transactions during the nine month period ended September 30, 2020 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the nine month period ended September 30, 2020, such subscription transactions increased net asset value by $0.01 per share.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net increase (decrease) in net assets resulting from operations	$32,538	$34,323	$108,479	$11,445
Weighted-average common shares outstanding	51,725,278	47,532,983	49,977,840	43,203,882
Basic and diluted earnings per common share	$0.63	$0.72	$2.17	$0.26
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 24, 2021	September 24, 2021	October 15, 2021	$0.49

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2021 and 2020:

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Per Share Data:
Net asset value per share, beginning of period	$19.63	$20.61
Net investment income (loss) (1)	1.50	1.43
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.67	(1.34)
Net increase (decrease) in net assets resulting from operations	2.17	0.09
Dividends declared (2)	(1.45)	(1.44)
Other	—	—
Effect of offering price of subscriptions (3)	—	0.01
Net asset value per share, end of period	$20.35	$19.27

Number of shares outstanding, end of period	53,895,009	47,532,983
Total return based on net asset value (4)	11.05%	0.49%
Net assets, end of period	$1,096,941	$916,161
Ratio to average net assets (5):
Expenses before incentive fees	3.26%	3.51%
Expenses after incentive fees	4.56%	4.78%
Net investment income (loss)	7.37%	7.22%
Interest expense and credit facility fees	1.97%	2.19%
Ratios/Supplemental Data:
Asset coverage, end of period	206.93%	219.33%
Portfolio turnover	17.53%	7.76%
Total committed capital, end of period	$1,227,312	$1,227,312
Ratio of total contributed capital to total committed capital, end of period	89.43%	78.84%
Weighted-average shares outstanding	49,977,840	43,203,882
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
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period. Total return for the nine month periods ended September 30, 2021 and 2020 is inclusive of $0.00 and $0.01, respectively, per share increase (decrease) in net asset value for the period related to the offering price of subscriptions. Excluding the effects of these common stock issuances, total return (not annualized) would have been 11.05% and 0.44%, respectively, for the period (refer to Note 7, Net Assets, to these consolidated financial statements).
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2021 and December 31, 2020, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2021 and September 30, 2020.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company elected a tax year-end of June 30.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2021 to September 30, 2021 and for the period from July 1, 2020 to September 30, 2020 was as follows:

	For the period from July 1, 2021 to September 30, 2021	For the period from July 1, 2020 to September 30, 2020
Ordinary income	$26,409	$20,969
Tax return of capital	—	—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
Number of investments	128	117
Number of portfolio companies	97	84
Number of industries	26	24
Percentage of total investment fair value:
First Lien Debt	82.1%	84.1%
Second Lien Debt	16.2%	14.4%
Total secured debt	98.3%	98.5%
Equity investments	1.7%	1.5%
Percentage of debt investment fair value:
Floating rate (1)	97.6%	98.0%
Fixed interest rate	2.4%	2.0%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended September 30, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2021	September 30, 2020
Investments:
Total investments, beginning of period	$1,922,292	$1,646,337
New investments purchased	221,186	83,184
Net accretion of discount on investments	2,498	1,497
Net realized gain (loss) on investments	4,546	(1,208)
Investments sold or repaid	(73,278)	(14,611)
Total Investments, end of period	$2,077,244	$1,715,199
Principal amount of investments funded:
First Lien Debt	$186,979	$84,406
Second Lien Debt	77,457	—
Equity Investments	432	358
Total	$264,868	$84,764
Principal amount of investments sold or repaid:
First Lien Debt	$(67,258)	$(15,999)
Second Lien Debt	(39,243)	—
Equity Investments	(1,115)	—
Total	$(107,616)	$(15,999)
Number of new funded investments	15	7
Average amount of new funded investments	$10,319	$6,787
Percentage of new funded debt investments at floating interest rates	96%	100%
Percentage of new funded debt investments at fixed interest rates	4%	—%
As of September 30, 2021 and December 31, 2020, investments consisted of the following:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,710,431	$1,705,946	$1,534,414	$1,523,542
Second Lien Debt	338,785	336,974	274,882	260,258
Equity Investments	28,028	34,915	24,089	27,735
Total	$2,077,244	$2,077,835	$1,833,385	$1,811,535
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	7.71%	7.73%	7.57%	7.63%
Second Lien Debt	9.13%	9.18%	9.04%	9.55%
First and Second Lien Debt Total	7.95%	7.97%	7.80%	7.91%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021 and December 31, 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by

(b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased slightly from 7.80% to 7.95% from December 31, 2020 to September 30, 2021, primarily due to new fundings yielding a higher rate than repayments.
As of September 30, 2021 and December 31, 2020, one and one of our debt investments was on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2021 and December 31, 2020. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,067,757	99.5%	$1,803,384	99.6%
Non-accrual (1)	10,078	0.5%	8,151	0.4%
Total	$2,077,835	100.0%	$1,811,535	100.0%
(1) For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of September 30, 2021 and December 31, 2020 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$39.3	1.9%	$40.1	2.3%
Internal Risk Rating 2	1,689.5	82.7	1,425.2	79.9
Internal Risk Rating 3	304.0	14.9	310.3	17.4
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	10.1	0.5	8.2	0.4
Total	$2,042.9	100.0%	$1,783.8	100.0%
As of September 30, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.2, respectively. As of September 30, 2021 and December 31, 2020, one and one of our debt investments, with an aggregate fair value of $10.1 million and $8.2 million, respectively, was assigned an Internal Risk Rating of 5.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month and nine month periods ended September 30, 2021 and 2020
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three and nine month periods ended September 30, 2021 and 2020 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
First Lien Debt	$34,796	$27,757	$101,401	$81,524
Second Lien Debt	7,273	6,217	19,362	20,426
Equity Investments	—	358	906	876
Cash	1	3	3	56
Total investment income	$42,070	$34,335	$121,672	$102,882
The increase in investment income for the three month and nine month periods ended September 30, 2021 from the comparable periods in 2020 was primarily driven by our higher average loan balance. The size of our portfolio increased to $2,077,244 as of September 30, 2021 from $1,715,199 as of September 30, 2020 at amortized cost. As of September 30, 2021, the weighted average yield of our first and second lien debt investments increased to 7.95% from 7.74% as of September 30, 2020, on amortized cost primarily due to new fundings being originated at a higher weighted average rate than that of those being repaid.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2021, 1 first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $10,078, which represents approximately 0.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of September 30, 2020, 2 first lien debt investments were on non-accrual status. The fair value of the debt investments on non-accrual status was $9,513, which represents approximately 0.6% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments.

Net investment income for the three and nine month periods ended September 30, 2021 and 2020 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$42,070	$34,335	$121,672	$102,882
Total expenses (including excise tax expense)	16,290	13,366	46,498	41,000
Net investment income (loss)	$25,780	$20,969	$75,174	$61,882
Expenses
Expenses for the three and nine month periods ended September 30, 2021 and 2020 comprised the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Management fees	$3,240	$3,040	9,502	8,543
Net investment income incentive fees	4,559	3,693	13,287	10,910
Professional fees	479	495	1,317	1,047
Administrative service fees	275	86	598	334
Interest expense	6,757	4,793	18,907	16,747
Credit facility fees	422	804	1,176	2,053
Directors’ fees and expenses	96	55	237	178
Other general and administrative	462	400	1,374	1,188
Excise tax expense	—	—	100	—
Total expenses	$16,290	$13,366	$46,498	$41,000
Interest expense and credit facility fees for the three and nine month periods ended September 30, 2021 and 2020 comprised the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$6,757	$4,793	$18,907	$16,747
Facility unused commitment fee	77	348	240	819
Amortization of deferred financing costs	345	456	936	1,234
Total interest expense and credit facility fees	$7,179	$5,597	$20,083	$18,800
Cash paid for interest expense	$6,377	$4,908	$18,796	$16,649

Average principal debt outstanding	$990,672	$732,764	$936,405	$695,356
Average interest rate	2.67%	2.56%	2.66%	3.16%
The increase in interest expense for the three month period ended September 30, 2021 compared to the comparable period in 2020 was driven by higher average principal debt outstanding and higher weighted average interest rates. The increase in interest expense for the nine month period ended September 30, 2021 compared to the comparable period in 2020 was driven by higher average principal debt outstanding, partially offset by lower weighted average interest rates.

Below is a summary of the base management fees and incentive fees during the three and nine month periods ended September 30, 2021 and 2020:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Base management fees	$3,240	$3,040	$9,502	$8,543
Incentive fees on pre-incentive fee net investment income	4,559	3,693	13,287	10,910
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,559	3,693	13,287	10,910
Total base management fees and incentive fees	$7,799	$6,733	$22,789	$19,453
The increase in management fees and incentive fees for the three month and nine month periods ended September 30, 2021 from the comparable periods in 2020 was driven by our increased deployment of capital, as well as higher pre-incentive fee net investment income. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended September 30, 2021, we recorded realized gain of approximately $4,546 on 2 investments and no realized losses. We recorded a change in unrealized appreciation on 60 investments totaling approximately $10,514 and a change in unrealized depreciation on 65 investments of approximately $11,444. During the three month period ended September 30, 2020, we recorded realized gain of approximately $25 on 2 investments and realized loss of approximately $1,233 on 1 investment. We recorded a change in unrealized appreciation on 82 investments totaling approximately $25,464 and a change in unrealized depreciation on 19 investments of approximately $7,725.
During the nine month period ended September 30, 2021, we recorded realized gain of approximately $6,456 on 8 investments and no realized losses. We recorded a change in unrealized appreciation on 213 investments totaling approximately $47,431 and a change in unrealized depreciation on 155 investments of approximately $24,990. During the nine month period ended September 30, 2020, we recorded realized gain of approximately $31 on 3 investments and realized loss of approximately $3,405 on 4 investments. We recorded a change in unrealized appreciation on 43 investments totaling approximately $12,344 and a change in unrealized depreciation on 61 investments of approximately $58,374.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine month periods ended September 30, 2021 and 2020 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gain (loss) on investments	$4,546	$(1,208)	$6,456	$(3,374)
Net change in unrealized appreciation (depreciation) on investments	(930)	17,739	22,441	(46,030)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$3,616	$16,531	$28,897	$(49,404)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and nine month periods ended September 30, 2021 and 2020 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(1,186)	$(1,208)	$8,951	$1,229	6,387	$(3,374)	$(26,309)
Second Lien Debt	—	(496)	—	7,955	—	12,813	—	(20,602)
Equity Investments	4,546	752	—	833	5,227	3,241	—	881
Total	$4,546	$(930)	$(1,208)	$17,739	$6,456	$22,441	$(3,374)	$(46,030)

Net change in unrealized depreciation in our investments for the three month period ended September 30, 2021 as compared to the comparable period in 2020 was primarily due to improving credit fundamentals of underlying borrowers in 2020. Net change in unrealized appreciation in our investments for the nine month period ended September 30, 2021 improved compared to the comparable period in 2020 primarily due to improving credit fundamentals and tightening market yields in 2021. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of September 30, 2021, the maximum principal amount of the Subscription Facility was $75,000 and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, and June 2, 2021. As of September 30, 2021, the maximum principal amount of the SPV Credit Facility was $600,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2025, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.40% per year with a step-up based on collateral coverage and asset mix. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”, together with the Subscription Facility and SPV Credit Facility, the "Credit Facilities"), which was subsequently amended on February 11, 2021 and August 13, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $450,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.66% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
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
As of September 30, 2021 and December 31, 2020, the Company had $36,983 and $50,217, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$64,087	$10,913	$2,164
SPV Credit Facility	600,000	590,839	9,161	8,444
SPV2 Credit Facility	450,000	370,900	79,100	30,660
Total	$1,125,000	$1,025,826	$99,174	$41,268

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of September 30, 2021 and December 31, 2020 were 53,895,009 and 49,062,820, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2021 and 2020:

	For the nine month periods ended
	September 30, 2021	September 30, 2020
Shares outstanding, beginning of period	49,062,820	35,769,223
Common stock issued	4,832,189	11,763,760
Shares outstanding, end of period	53,895,009	47,532,983

Contractual Obligations
A summary of our significant contractual payment obligations was as follows as of September 30, 2021 and December 31, 2020:

	As of
Payment Due by Period	September 30, 2021	December 31, 2020
Less than 1 Year	$—	$—
1-3 Years	64,087	75,233
3-5 Years	590,839	595,723
More than 5 Years	370,900	210,000
Total	$1,025,826	$880,956
As of September 30, 2021 and December 31, 2020, $1,025,826 and $880,956, respectively, of secured borrowings were outstanding under the Credit Facilities. For the three month periods ended September 30, 2021 and 2020, we incurred $6,757 and $4,793, respectively, of interest expense and $77 and $348, respectively, of unused commitment fees. For the nine month periods ended September 30, 2021 and 2020, we incurred $18,907 and $16,747, respectively, of interest expense and $240 and $819, respectively, of unused commitment fees.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2021 and December 31, 2020 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2021	December 31, 2020
Unfunded delayed draw commitments	$63,779	$71,561
Unfunded revolving commitments	72,051	56,362
Total unfunded commitments	$135,830	$127,923

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2019
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
Total			$1.98
2020
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
Total			$1.94
2021
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 24, 2021	September 24, 2021	October 15, 2021	$0.49
Total			$1.45
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2021 and December 31, 2020.
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
Interest Rate Risk
As of September 30, 2021, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Credit Facilities are subject to floating interest rates and are currently paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2021 and December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2021 and December 31, 2020 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of September 30, 2021 and 2020, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021 and December 31, 2020, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2021			December 31, 2020
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$44,136	$(29,297)	$14,839	$41,532	$(26,429)	$15,103
Up 200 basis points	$24,337	$(19,452)	$4,885	$23,732	$(17,619)	$6,113
Up 100 basis points	$4,579	$(9,606)	$(5,027)	$5,936	$(8,810)	$(2,874)
Down 100 basis points	$(172)	$1,192	$1,020	$(317)	$1,766	$1,449
Down 200 basis points	$(172)	$1,192	$1,020	$(317)	$1,766	$1,449
Down 300 basis points	$(172)	$1,192	$1,020	$(317)	$1,766	$1,449

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TCG BDC II, INC.

Dated: November 12, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)