Form 10-K
period 2021-12-31
TCG BDC II, Inc.
filed 2022-02-28
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 28, 2022 was 57,005,057.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•the impact of fluctuations in interest rates on our business, including from the discontinuation of LIBOR and the implementation of alternatives to LIBOR;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact on our business of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
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
•our intention to conduct Quarterly Tender Offers and the Special Tender Offer, each as defined in Item 1. “Business – Formation Transactions and Corporate Structure” of this Form 10-K;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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

PART I
In this Form 10-K, except where the context suggests otherwise:

•the terms “we,” “us,” “our,” “Company” and “BDC II” refer to TCG BDC II, Inc., a Maryland corporation, and its consolidated subsidiaries;
•the term “SPV” refers to TCG BDC II SPV LLC, a wholly owned and consolidated subsidiary;
•the term “SPV2” (collectively with the SPV, the "SPVs") refers to TCG BDC II SPV 2 LLC, a wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (formerly known as The Carlyle Group L.P.) (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;
•the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;
•the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C., our investment adviser, a wholly owned and consolidated subsidiary of Carlyle; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our investment objective is to generate attractive risk-adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. This core strategy is supplemented with our complementary specialty lending strategy, which takes advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. Generally, we expect our core strategy and our complementary strategy to be 70-85% and 15-30%, respectively of the portfolio. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
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
We conducted our initial private offering (the “Initial Private Offering”) of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On September 11, 2017 (the "Commencement", or the “Initial Closing Date”), we completed our initial closing of capital commitments of $185.8 million. We have held additional closings subsequent to the Initial Closing Date, with our final closing pursuant to the Initial Private Offering occurring on November 9, 2018. At each closing during the Initial Private Offering, each investor participating in that closing made a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors have been required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of eight business days’ prior notice to the investors.
We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Initial Private Offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurred, the “Initial Drawdown Date”), which was called on September 22, 2017 and settled by October 4, 2017. The proceeds from the Initial Drawdown and the Subscription Facility provided us with the necessary capital to commence operations. We anticipate raising additional equity capital for investment purposes through additional capital drawdowns from our investors in the Initial Private Offering. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. See “—Regulation—General—Regulation as a Business Development Company—Indebtedness and Senior Securities.”
On January 21, 2022, stockholders approved (i) our conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program by extending indefinitely our finite term and finite investment period and permitting us to accept new subscriptions for shares of our common stock in a new continuous private offering (the “New Continuous Offering”) and (ii) an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of our existing investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Adviser. More specifically, in the case of the conversion to a perpetual life BDC, our stockholders approved:
•extending indefinitely our term, which was scheduled to end at the close of business on November 9, 2025;
•extending indefinitely our investment period (the “Investment Period”), which was scheduled to end at the close of business on September 11, 2022 (the “Original Investment Period”); and
•permitting us to accept new subscriptions in the New Continuous Offering (collectively, the “Extension Proposal”).

In the case of the Amended and Restated Investment Advisory Agreement, stockholders approved, among other things:
•changing the calculation of our income-based incentive fee by reducing the income-based incentive fee rate to 12.5% from 15.0% and by reducing the “hurdle rate” to 1.25% (5.0% annualized) from 1.75% (7.0% annualized);
•reducing the capital gains incentive fee rate to 12.5% from 15.0%; and
•changing the calculation of the annual base management fee to 1.00% of the Company’s net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the our average capital under management (collectively, the “Advisory Agreement Amendment Proposal” and together with the Extension Proposal, the “January 2022 Proposals”).

On January 22, 2022, we and our Investment Adviser executed the Amended and Restated Investment Advisory Agreement. For additional information, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Investment Advisory Agreement.”

As of result of the stockholder approval of the January 2022 Proposals, we intend, subject to market and other conditions, to conduct recurring quarterly tender offers (“Quarterly Tender Offers”) for our common stock in order to offer regular liquidity to stockholders. Initially, we expect to offer to repurchase through the Quarterly Tender Offers at least 3.5% of the number of shares of our common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a specific per share price based on our net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted. We expect the first quarterly tender offer to commence in the second calendar quarter of 2022.

If during any consecutive 24-month period, we do not engage in a Quarterly Tender Offer in which we accept for purchase 100% of properly tendered shares (a “Qualifying Tender”), we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs. Notwithstanding the foregoing, we will continue to use available funds and liquidity (a) to pay, and/or establish reserves for, our actual or anticipated expenses, including management and incentive fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, whether incurred before, during or after the end of the relevant 24-month period, (b) to fulfill investment commitments made or approved by our Investment Adviser’s investment committee prior to the expiration of the relevant 24-month period, (c) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rate relating to such additional investments) and amounts to protect the value of existing investments (for example, without limitation, follow-on debt or equity investments made to protect existing investments) as necessary, (d) to engage in hedging transactions, (e) to fund obligations under any guarantee or indemnity made by us prior to the end of the relevant 24-month period, (f) to fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay or (g) as necessary for us to comply with applicable laws and regulations, including the Investment Company Act and the Code.

In addition to engaging in Quarterly Tender Offers, we anticipate that our stockholders will be provided with additional liquidity through a special, one-time tender offer for up to $100 million of our common stock (the “Special Tender Offer”). We expect that the Special Tender Offer will be commenced during the first calendar quarter of 2022 at a specific price per share equal to our net asset value per share, as determined by us on our then-most recently completed valuation date. Any Special Tender Offer will be funded either by us, one of our affiliates, or a third party with our support, but as of this time it has not been determined which entity will engage in the Special Tender Offer.

We and our Investment Adviser have applied for exemptive relief from SEC that, if granted, will permit us to issue in the New Continuous Offering multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief'”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
Our Investment Adviser
Our investment activities are managed by our Investment Adviser, a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Investment Adviser is a subsidiary of The Carlyle Group Inc. The principal executive offices of our Investment Adviser are located at One Vanderbilt Avenue, Suite 3400, New York, NY 10017, with additional offices in Chicago, Boston and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring investments and monitoring investments on an ongoing basis.
Our Investment Adviser is served by origination, capital markets, underwriting and portfolio management teams comprised of experienced investment professionals across Carlyle’s Global Credit segment, as defined below. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 34-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
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
Our Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2021, our Investment Adviser’s investment team included a team of more than 180 investment professionals across the Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $301 billion of assets under management (“AUM”) as of December 31, 2021, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs nearly 1,850 employees, including more than 690 investment professionals in 26 offices across five continents, and serves more than 2,850 active carry fund investors from 89 countries.
Carlyle’s Global Credit segment, which currently has $73.4 billion in AUM, advises a group of 87 active funds that pursue investment strategies across the credit spectrum, including liquid credit, illiquid credit, and real assets credit as well as cross-platform vehicles such as Carlyle Tactical Private Credit Fund (“CTAC”, or the “Interval Fund”). Global Credit has been Carlyle’s fastest-growing segment in total AUM over the past three years, and Carlyle continues to expand its reach into additional areas of focus, such as real estate credit. Since the establishment of Global Credit in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our 182 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.

Primary areas of focus for Carlyle’s Global Credit segment include:
Liquid Credit
•Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2021, Carlyle closed eleven new U.S. CLOs and three CLOs in Europe with an aggregate size of $5.9 billion and $1.5 billion, respectively. As of December 31, 2021, Carlyle’s loans and structured credit team advised 67 structured credit funds and two other structured credit funds in the United States and Europe totaling, in the aggregate, approximately $34.1 billion in AUM.
Illiquid Credit
•Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2021, Carlyle’s direct lending investment team advised three BDCs (including the Company) and six separately managed accounts, totaling, in the aggregate, $6.6 billion in AUM.
•Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2021, Carlyle’s opportunistic credit team advised two funds and one separately managed account totaling, in the aggregate, $7.8 billion in AUM.
•Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2021, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.0 billion in AUM.
Real Assets Credit
•Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) is Carlyle’s multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout commercial aviation industry. As of December 31, 2021, Carlyle Aviation Partners had approximately $10.2 billion in AUM across five active carry funds, in addition to securitization vehicles, liquid strategies and other vehicles.
•Infrastructure Debt. Carlyle Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2021, Carlyle’s infrastructure debt team managed $2.0 billion in AUM.
Other Credit
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines our deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding/reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude. As of December 31, 2021, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude was $3.2 billion, and Fortitude and AIG have committed approximately $7.0 billion of capital to-date to various Carlyle strategies.
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

GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform—with a breadth of capabilities, scale of capital and depth of expertise—which allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. The following characteristics distinguish Carlyle’s capabilities:
•Proven Direct Origination Approach. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,850 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
•Breadth of Capabilities. Carlyle believes it has one of the broadest credit investment capabilities in the market today. As a global private credit platform, Carlyle has the ability to invest across the capital structure in first lien, unitranche, second lien, junior debt and preferred equity. Carlyle Credit can potentially serve as a one-stop shop, providing creative and holistic solutions for borrowers across the capital structure, which allows it to pursue investment opportunities with limited competition.
•Scale of Capital. With $73.4 billion of AUM as of December 31, 2021 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $301 billion of AUM, an experienced and tenured bench of more than 690 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2021. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle Direct Lending’s investment committee at our Investment Adviser (“Direct Lending Investment Committee” or “Investment Committee”). This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,850 transactions per annum that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 85% of originations having a titled role in recent years).
Market Opportunity
We believe the middle market lending environment provides attractive investment opportunities as a result of a combination of the following factors:

•Favorable Market Environment. We believe the middle market remains one of the most attractive investment areas due to its large size, superior value relative to the broadly syndicated loan market, and supply-demand imbalance that continues to favor non-bank lenders. We believe market yields remain attractive and leverage levels at middle market companies are stable, creating a favorable investment environment.
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $800+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
•Benefits of Traditional Middle Market Focus. Carlyle believes that there are meaningful benefits to investing in middle market directly originated assets, which allows the strategy to generate excess return as compared to traditional fixed income asset classes, with comparable risk performance. The excess return is generated by prudently taking incremental complexity and illiquidity risk. Traditional middle market companies offer more attractive economics in the form of upfront fees, spreads and prepayment penalties. In addition, senior secured middle market loans typically have strong defensive characteristics and structural protections, including priority in the capital structure and covenants, with a majority of middle market loans structured with financial covenants relative to the broadly syndicated markets. Additional protection may be gained through better credit documentation and control, enhanced management and diligence access, monitoring of assets, and significantly more influence in the instance of a workout scenario.
•Market Environment Favors Non-Traditional Lenders. The direct lending asset class has also benefited from an ongoing secular trend in the banking industry. Post Great Financial Crisis (“GFC”) in 2008, as tougher regulations have reshaped the landscape, traditional banks have reduced their lending capabilities by nearly 50% over the past ten years. As banks have retreated due to a number of new laws, regulations and regulatory guidance, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal bank regulatory agencies’ leveraged lending guidelines and Basel III regulatory capital framework, institutional investors have increased their lending capabilities to fill the void. Post-GFC, institutional investors now originate over 80% of primary leveraged loan issuances in the U.S., generating an incremental capital opportunity for the asset class.
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by over 50% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.
Investment Strategy
Our investment strategy is a continuation of a strategy adopted by the CDL platform. We focus on investing primarily in companies that we believe at the time of investment to be established and stable, with positive cash flow. Our investment portfolio is primarily composed of investments in senior secured loans, second lien secured loans and, to a significantly lesser extent, subordinated loans of private, U.S. middle market companies. We also make selective bond, preferred and common equity investments. Our Investment Adviser aims to maintain an appropriate allocation among the various types of senior secured term loans, as well as junior secured debt and unsecured subordinated debt, to allow us to achieve our returns while maintaining our desired credit risk profile.
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
While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be necessarily met by each prospective portfolio company. In addition, we may change our investment objective and/or investment criteria over time without notice to or consent from our investors.

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
•“last out” unitranche debt;
•second lien senior debt;
•traditional subordinated debt;
•preferred and common equity co-investments; and
•secondary and other asset purchases.
As noted above, we may also from time to time participate in traditional subordinated debt financings, preferred and common equity co-investments. We may also make secondary purchases of all of the above types of investments and other securities from time to time.
Investment Process
Origination
The direct lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The eight origination professionals are located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The direct lending investment team has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters with an average of 14 years of experience that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as OneCarlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:
1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, builds an initial cash flow model incorporating downside scenarios, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
2.Formal Review. Following an indication from the Screening Committee to move forward in the diligence process, the deal team will compile a detailed diligence list and prepare for in-depth credit analysis. During this process, the deal team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting with the management team, reviewing the data room and performing key financial analyses, creating a more detailed financial model with sensitivities assuming various market environments, reviewing sell-side and third-party research, which includes industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback, and drafting the commitment papers and term sheet.
As part of the extensive due diligence process, the deal team fully leverages all internal Carlyle resources to aid in investment decisions. This includes speaking to Carlyle Private Equity investment professionals to discuss broad industry trends, as well as Carlyle operating executives, Carlyle’s chief economist and director of research, Carlyle’s government affairs professionals and senior executive officers within Carlyle’s private equity portfolio, including over 270 companies worldwide. In addition, the deal team may utilize third-party expert networks to supplement their work to gain further insight into company and industry factors from various thought leaders across the company’s markets.
Carlyle enhanced its diligence process by incorporating formal ESG reviews, and our Investment Adviser utilizes this process as it seeks to achieve our investment objective. While ESG has always been a piece of the screening process, all deals will now be thoroughly vetted leveraging sector- and sub-sector-specific Sustainability Accounting Standards Board standards. ESG diligence incorporates country risk assessments for corruption and anti-money laundering concerns as well. The underwriters are responsible for assessing these ESG risks and including their assessment in the deal memo that the Screening and Investment Committees will review.
The formal review part of the process is iterative and involves re-screening with members of the Screening Committee, typically two to four times over the course of the deal, to produce a fulsome investment memo and provide a full term sheet and commitment papers, subject to outstanding diligence items.
3.Final Investment Committee Approval. After the Screening Committee has signed off on the investment memo, which consists of approval by the Investment Adviser’s Chief Investment Officer, Head of Underwriting, Chief Risk Officer, and a senior Managing Director, the deal team prepares for the Investment Committee approval process. The deal team reviews and summarizes final third-party industry work, the final quality of earnings report, and tax, legal, IT, HR and insurance diligence packets, conducts relevant background checks, performs outstanding ESG and regulatory due diligence, and begins drafting the definitive legal documentation for the transaction. Once the credit work for the transaction has been finalized, the deal team will finalize the investment memo and present the investment to the Investment Committee, where approval by a majority of the committee is required to approve a transaction.
4.Closing. Once the investment has been approved and prior to funding, the deal team will prepare a closing memo for the Investment Committee documenting any updates since approval, changes to key legal terms, and the final financial covenant analysis. Once the sponsor / borrower legal diligence, and the know your customer, anti-money laundering and legal documentation have been finalized, the transaction will close and fund.

The deal team focuses on lending to companies that it believes are performing, high quality businesses with a focus on strong fundamentals, market leadership with unique competitive advantages and high barriers to entry, positive cash flow generation on a historical and pro-forma basis including downside scenarios, and modest loan-to-value across economic cycles. The deal team crafts a fulsome memo with pages including, but not limited to, diligence completed on a variety of industry, company-specific, financial and legal topics. Topics may include:
Industry
•Industry growth, including total potential market opportunity, current market share and potential new business development
•Key industry trends and risk of disruption (with focus on technological disruption)
•Competitive landscape and side-by-side analysis of key competitors
•Market position and company reputation
•Industry fragmentation and consolidation trends
•M&A trends and valuation multiples
•Barriers to entry for new adjacent or substitute players
•Regulatory framework
Company
•Revenue visibility and quality
•Price and volume trends
•Details on products and services, including concentration and margins
•Customers, including customer concentration
•Contracts, including maturity / termination provisions, renewal waterfalls, ability to pass through costs and exclusivity
•Supply chain, including supplier concentration, raw material exposure, pricing power and logistics
•Management team, including quality, depth and reputation
•Sales and marketing team
•IT and technology platform
•Details on real estate and leases
•Environmental, regulatory, or legal issues and insurance coverage
Financial
•Cyclicality
•Seasonality
•Fixed and variable costs
•EBITDA adjustments
•Capital expenditures, including breakdown between maintenance and growth
•Working capital requirements, including aging and write-offs
•Detailed, bottom up cash flow modeling with sensitivities for key business risks
•Foreign exchange exposure
•Accounting policies, including revenue and costs recognition
•Bonding requirements
•Claims on income streams and off-balance sheet liabilities
•Tax characteristics and tax shield
Legal
•Definitions of EBITDA and indebtedness

•Financial covenants and ability of a sponsor to invest incremental capital into the borrower
•Affirmative covenants, including but not limited to reporting requirements, audits, budgets, and maintaining good standing
•Permitted indebtedness, permitted liens and incremental facilities (including most favored nation protection)
•Restricted payments and tax distributions
•Permitted acquisitions and investments
•Permitted divestures and mandatory prepayments
•Events of defaults and cure periods
•Security and collateral packages
•Assignability of key contracts, leases, material IP and other key collateral
•Limitations on fundamental changes and transferring collateral
•Enforcement of remedies
•Voting and assignment provisions
•Other debt agreements and relevant intercreditor and subordination agreements
Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the continuous review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, monthly reviews of watch list credits, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
In connection with the quarterly portfolio reviews, the investment team also compiles a quarterly risk report that examines, among other things, migration in the portfolio and loan level investment mix, industry diversification, internal risk ratings, revenue and EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on internal risk ratings as laid out below, total exposure and other criteria set forth by the Investment Committee. The direct lending team has developed an internal risk policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as internal risk ratings.

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

Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analysis includes impact from falling energy prices, volatility in foreign exchange rates, Brexit, interest rate sensitivity and quite notably, the COVID-19 pandemic. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2021 and 2020, the fair value of our investments was approximately $2,070.1 million and $1,811.5 million, respectively, in 97 and 84 portfolio companies, respectively. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2021 and 2020, were as follows:

	As of December 31,
Type—% of Fair Value	2021	2020
First Lien Debt	80.9%	84.1%
Second Lien Debt	16.3	14.4
Equity Investments	2.8	1.5
Total	100.0%	100.0%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2021	2020
Floating Rate	97.6%	98.1%
Fixed Rate	2.4	1.9
Total	100.0%	100.0%

	As of December 31,
Geography—% of Fair Value	2021	2020
Canada	5.9%	5.3%
Cyprus	1.4	1.5
Italy	0.2	—
Luxembourg	3.4	1.9
United Kingdom	4.9	5.3
United States	84.2	86.0
Total	100.0%	100.0%

	As of December 31,
Industry—% of Fair Value	2021	2020
Aerospace & Defense	9.4%	6.0%
Automotive	4.9	3.7
Banking, Finance, Insurance & Real Estate	8.0	10.3
Beverage, Food & Tobacco	5.1	4.2
Business Services	8.1	10.7
Capital Equipment	4.8	4.3
Chemicals, Plastics & Rubber	3.5	1.4
Construction & Building	2.0	1.6
Consumer Goods: Durable	—	0.5
Consumer Goods: Non-Durable	0.2	—
Consumer Services	3.1	2.7
Containers, Packaging & Glass	4.6	6.5
Energy: Oil & Gas	2.0	2.1
Environmental Industries	3.7	4.0
Healthcare & Pharmaceuticals	7.7	3.8
High Tech Industries	5.4	9.2
Hotel, Gaming & Leisure	5.9	2.8
Media: Advertising, Printing & Publishing	—	0.5
Media: Diversified & Production	3.3	3.8
Metals & Mining	0.1	—
Retail	3.0	3.8
Software	11.1	11.9
Sovereign & Public Finance	1.9	2.1
Telecommunications	1.3	2.8
Transportation: Cargo	—	0.4
Utilities: Electric	—	—
Wholesale	0.9	0.9
Total	100.0%	100.0%
See the Consolidated Schedules of Investments as of December 31, 2021 and 2020 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser’s allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with our Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
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
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”
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
We hereby undertake to provide a copy of these codes of ethics to any person, without charge, upon request. Requests for a copy of these codes of ethics may be made in writing addressed to the Secretary of the Company, Joshua Lefkowitz, TCG BDC II, Inc., One Vanderbilt Avenue, Suite 3400, New York, NY 10017.

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
Compliance with the JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of:
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
Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, our Treasurer and Principal Accounting Officer, a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Managing Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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
Private Offering
We have entered into separate subscription agreements with qualified investors providing for the private placement of shares of our common stock pursuant to the Initial Private Offering and expect to enter into separate subscription agreements with qualified investors providing for the private placement of shares of our common stock pursuant to the New Continuous Offering.
Closings
On September 11, 2017, which we refer to as the “Initial Closing Date,” we completed our initial closing of capital commitments pursuant to the Initial Private Offering and our final closing date for the Initial Private Offering took place on November 9, 2018, which we refer to as the “Outside Date”.

We intend to have additional closings of capital commitments to purchase our common stock pursuant to the New Continuous Offering.

Capital Drawdowns
Stockholders are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments each time we deliver a drawdown notice, which is issued based on our anticipated investment activities and capital needs and at least eight business days prior to funding. All purchases made pursuant to subscription agreements entered into pursuant to the Initial Private Offering are generally made pro rata, in accordance with the remaining capital commitments of all investors, at a per share price equal to then-current NAV per share of our common stock as determined within two business days of the applicable drawdown notice, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from selling shares at a price below the then-current NAV per share of our common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

Investors whose subscription agreements are accepted by us in the New Continuous Offering will be required to fund capital calls to purchase shares of our common stock up to the amount of their respective capital commitments each time we deliver a capital call notice, which will be issued based on our anticipated investment activities and capital needs and at least eight business days prior to funding.

The initial capital drawdown from investors in the Initial Private Offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”) was called on September 22, 2017 and settled by October 4, 2017. The NAV per share of the Company’s common stock in the Initial Drawdown was deemed to be $20.

Investment Period
Prior to stockholders approval of the January 2022 Stockholder Proposals, our Original Investment Period was scheduled to expire September 11, 2022. As a result of the approval of the January 2022 Stockholder Proposals, the Investment Period is indefinite. Our Board of Directors may terminate the Investment Period at any time in its discretion.

Drawdowns may be issued at any time prior to the expiration of the Investment Period for any permitted purpose. Any capital commitments remaining from the Initial Private Offering will terminate as of the date of the first closing in connection with the New Continuous Offering, which the Company expects to occur in the second calendar quarter of 2022.
Right to Redraw Capital
Subscription agreements entered into in connection with the Initial Private Offering provide that unused capital commitments will be increased by the aggregate amount of (i) any portion of distributions made by us to an investor during the Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by us from unused capital commitments to pay management fees, incentive fees, organizational expenses or our expenses may, to the extent such investor receive subsequent distributions (each such amount as described in clauses (i) and (ii), “Returned Capital”). Any capital commitments remaining from the Initial Private Offering will terminate as of the date of the first closing in connection with the New Continuous Offering, which the Company expects to occur in the second calendar quarter of 2022.

Company Term
As a result of the approval of the January 2022 Proposals, the Company has an indefinite term.

The Company may be dissolved at any time upon a decision of our Board of Directors, subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act.
Transfer of Our Common Stock
No investor who participated in the Initial Private Offering or the New Continuous Offering will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law.

Sponsor Commitment
Certain members of our senior management team, Carlyle officers, employees, equity holders, advisors, operating executives, consultants, professionals and affiliates (collectively, the “Sponsor Investors”) have collectively committed to invest approximately $36,000,000 in the Company in connection with the Initial Private Offering. The Sponsor Investors may, but are not required to, purchase additional Shares in connection with the New Continuous Offering.

Item 1A. Risk Factors
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under "—Risk Factors".

Risks Related to Our Business and Structure
•The capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•The impact of Brexit on our investments is uncertain an could adversely affect our business.
•The COVID-19 pandemic has adversely affected, and may continue to adversely affect, on our portfolio companies and the result of our operations.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•We expect to raise additional capital in the near-term, and we may need to continue to raise additional capital to grow because we must distribute most of our income and intend to conduct Qualifying Tender Offers. Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital.
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
•Our assets may decrease if we cannot sell more shares in the New Continuous Offering than the shares we repurchase in tender offers and this could increase our per share expense rate.
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
•The discontinuation of LIBOR and adoption of alternative reference rates may adversely affect our business and results of operations.
•We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
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
•Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners and to issue conditional classes of common stock, subject to our receiving the Multi-Class Exemptive Relief from the SEC to do so.

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
•Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies.
•Changes in laws or regulations governing our and our portfolio companies’ businesses, and any failure by us or our portfolio companies to comply with these laws or regulations, may adversely affect our business and the business of our portfolio companies.
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
•Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
•The disposition of our investments may result in contingent liabilities.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies.
•There are risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.
Risks Related to an Investment in Our Common Stock
•Investing in our common stock involves a high degree of risk.
•Quarterly Tender Offers and the Special Tender Offer are not guaranteed and, if implemented, will be for a limited number of our shares of common stock. You may not be able to sell your shares on a timely basis.
•Our common stock is subject to transfer restrictions.
•There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.
•Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
Risk Factors
An investment in the Company involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in the Company. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating result could be materially and adversely affected. In such case, our NAV and the price of any other security that we may issue could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Structure
The capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
    Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations) and the effects of climate change. Recently, U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets, as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the impact of supply chain disruptions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations, and any risk resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Additionally, the Federal Reserve is expected to raise the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the UK and EU unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our portfolio companies and the results of our operations.
In late 2019 and early 2020, SARS-CoV-2 and COVID-19 emerged in China and spread rapidly across the world, including the U.S. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While economic activity has improved, disruptions to supply chains continue and significant inflation has been seen in many segments of the global economy. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in payment-in-kind (“PIK”) interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments continue to respond to changing COVID-19 related conditions and impose certain COVID-19 mitigation measures, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.
Further, from an operational perspective, our Investment Adviser has implemented a hybrid return-to-office approach. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
While several countries, as well as certain states in the United States, have relaxed public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks and the spread of new COVID-19 variants have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. These or new travel restrictions may result in a global economic downturn. Ineffectual treatment could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience an economic downturn, and we anticipate our business and operations could be materially adversely affected by a prolonged economic downturn and uncertainty in the U.S. and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. The ongoing effects of the COVID-19 pandemic, supply chain disruptions and inflation heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods.
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
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
We are dependent upon our Investment Adviser for our future success.
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and our Investment Adviser’s investment committee to approve and monitor our middle market portfolio investments. Our Investment Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of our Investment Adviser’s investment committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of our Investment Adviser’s investment committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in recruiting efforts, our Investment Adviser has seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. If there is a further shift to a longer-term fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which our Investment Adviser competes for talent, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
In addition, we cannot assure you that CGCIM will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and other funds managed by our Investment Adviser or its affiliates were to incur substantial losses, the revenues of our Investment Adviser and its affiliates may decline substantially. Such losses may hamper our Investment Adviser’s and its affiliates' ability to provide the same level of service to us as it would have. Further, there can be no assurance that CGCIM will replicate its own or Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.
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
Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the Amended and Restated Investment Advisory Agreement and in connection with managing us and certain other investment funds and accounts advised by our Investment Adviser, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We expect to raise additional capital in the near-term and may need to continue to raise additional capital to grow because we must distribute most of our income and intend to conduct Quarterly Tender Offers.
We expect to continue to issue equity securities in connection with capital drawdowns from our investors in the Initial Private Offering and the New Continuous Offering and expect to continue to borrow from financial institutions in the future. We may need to continue to raise additional capital to fund growth in our investments. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
We have borrowed under credit facilities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2021, we had outstanding $966.9 million aggregate principal amount of indebtedness.

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
Capital calls will be issued by us from time to time at our discretion based upon our assessment of our needs and opportunities. To satisfy such capital calls, our investors may need to maintain a substantial portion of their commitment in assets that can be readily converted to cash. Except as specifically set forth in the subscription agreement, each investor’s obligation to satisfy capital calls will be unconditional. An investor’s obligation to satisfy capital calls will not in any manner be contingent upon our performance or prospects or upon any assessment thereof provided by our Investment Adviser. Capital calls may not provide all of the information an investor desires in a particular circumstance, and such information may not be made available and will not be a condition precedent for an investor to meet its funding obligation.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2021, our asset coverage calculated in accordance with the Investment Company Act was 220.61%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Independent Directors determine that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. In any such case, the price at which our common stock are to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distribution commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.
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
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments, our cash, and/or our right to call unused capital commitments from the stockholders. The lenders (or their agent) of our senior secured revolving credit facility, entered into October 3, 2017 (as amended, the “Subscription Facility”) have the right on behalf of us to directly call unused capital commitments and enforce remedies against the stockholders under certain circumstances. In the case of a liquidation event, such as the liquidation, dissolution or winding up of the Company, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to our stockholders.
On April 1, 2019, one of our wholly owned subsidiaries, the SPV, entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, and December 28, 2021. On May 13, 2020, our other wholly owned subsidiary, TCG BDC II SPV LLC (“SPV2”), entered into a senior secured revolving credit facility (the “SPV2 Credit Facility” and together with the Subscription Facility and the SPV Credit Facility, the “Credit Facilities”), which was subsequently amended February 11, 2021 and August 13, 2021. Our Credit Facilities impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2021, we were in material compliance with the operating and financial covenants of our Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2021, we had $967 million of outstanding indebtedness under our Credit Facilities. Our weighted average effective interest rate as of December 31, 2021, was 2.63%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(20.85)%	(11.51)%	(2.18)%	7.16%	16.49%
(1)    Assumes, as of December 31, 2021, (i) $2,177.0 million in total assets, (ii) $966.9 million in outstanding indebtedness, (iii) $1,166.2 million in net assets and (iv) weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.63%.

Based on an outstanding indebtedness of $966.9 million as of December 31, 2021, and the weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.63% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.17% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Recent concerns about inflation have prompted officials from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to signal a policy shift that is currently expected to result in increases in interest rates over the course of 2022 and 2023.

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
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in our Amended and Restated Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist. On March 5, 2021, ICE Benchmark Administration Limited (“ICE”) announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. Dollar LIBOR settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. Dollar LIBOR settings. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.
To identify a successor rate for U.S. Dollar LIBOR, the Alternative Reference Rates Committee (the “ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Financial regulators in the United Kingdom, the European Union, Japan and Switzerland also formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. On July 22, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. Dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside the U.S. The Bank of England’s current nominated replacement for GBP-LIBOR is the Sterling Overnight Interbank Average Rate (“SONIA”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, including SONIA, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate.
In any event, LIBOR, to the extent it is published, is likely to perform differently than in the past and, ultimately, cease to exist as a global benchmark going forward. Until an alternative benchmark rate(s) becomes generally accepted and regularly implemented in the market, the uncertainty as to the future of LIBOR, its eventual phase-out, the transition to one or more alternate benchmark rate(s), and the implementation of such new benchmark rate(s) may impact a number of factors, which, either alone or in the aggregate, may cause a material adverse effect on our performance and our ability to achieve its investment objective. The Investment Adviser does not have prior experience in investing during a period of benchmark rate transition and there can be no assurance that the Investment Adviser will be able to manage our business in a profitable manner before, during or after such transition.
The discontinuance of LIBOR may require us to renegotiate credit agreements entered into prior to the discontinuation of LIBOR with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.

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
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee currently serve, and may continue to serve, as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs. In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Amended and Restated Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
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
In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Amended and Restated Investment Advisory Agreement. The base management fee is based on our gross assets and the incentive fee is paid on income, both of which include leverage. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Because the incentive fees are based on gross assets, our Investment Adviser benefits to the extent we incur debt or use leverage. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer, Chief Financial Officer and Treasurer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
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

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners, and to issue conditional classes of common stock, subject to our receiving the Multi-Class Exemptive Relief from the SEC to do so.
Under the MGCL and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock, and other classes of common stock, subject to our receiving the Multi-Class Exemptive Relief from the SEC to do so. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.
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
Cyber incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
Our Investment Adviser, our Administrator and our sub-administrators have the right to resign under the Amended and Restated Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operation and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, the termination by our Investment Adviser of our Amended and Restated Investment Advisory Agreement for any reason will be an event of default under the SPV Credit Facility or SPV2 Credit Facility, which could result in the immediate acceleration of the amounts due under the SPV Credit Facility or SPV2 Credit Facility. Similarly, it will be an event of default under the Subscription Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Subscription Facility.
Our Investment Adviser’s liability is limited under the Amended and Restated Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Amended and Restated Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Amended and Restated Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Amended and Restated Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Amended and Restated Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory and Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risk Factors—Risks Related to Our Business and Structure—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses” for additional information.
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
Some of the loans in which we may invest may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.
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
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines, or will designate our Investment Adviser to determine, the fair value in good faith based on the input of our Investment Adviser (if not the Board’s designee) and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because the management fee is based on gross assets and also because our Investment Adviser is receiving performance-based incentive fees.
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
The activity of identifying, completing and realizing attractive investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investments may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle. A number of entities, including BDCs managed by our Investment Adviser or an affiliate, compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which are affiliates of us. Furthermore, over the past several years, an ever-increasing number of debt and credit opportunities funds have been formed and many such existing funds have grown substantially in size. Additional funds with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to us and adversely affecting the terms upon which investments can be made. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and, accordingly, we may incur legal, due diligence and other costs on investments which may not be successful and we may not recover all of our costs, which would adversely affect returns. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
Some of our portfolio companies are highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Moreover, rising interest rates may significantly increase a company’s or project’s interest expense, or a significant industry downturn may affect a company’s ability to generate positive cash flow, in either case causing an inability of a leveraged company to service outstanding debt. In the event such leveraged company cannot generate adequate cash flow to meet debt obligations, the company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring or liquidation of the company. Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.
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
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of our private offerings. Our Investment Adviser will select our investments over time. Our stockholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.
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
Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.
Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.
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
OID may arise if we hold securities issued at a discount or in certain other circumstances. OID and PIK interest create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees. We hold investments that result in OID interest and PIK interest.
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
Risks Related to an Investment in Our Common Stock
Investing in our common stock involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.
Quarterly Tender Offers and the Special Tender Offer are not guaranteed and, if implemented, will be for a limited number of our shares of common stock. You may not be able to sell your shares on timely basis.
The Company intends, but is not obligated to, conduct the Quarterly Tender Offers, and there is a risk that the Special Tender Offer may be delayed due to unforeseen significant liquidity constraints or other factors, including a capital markets disruption or economic uncertainty, such as the instability and volatility experienced in early 2020.
In any given quarter, the Investment Adviser may or may not recommend to the Board that the Company conduct a Quarterly Tender Offer. For example, if adverse market conditions occur, the Company does not have available cash on hand or other available capital resources necessary to conduct a Quarterly Tender Offer, or the Board otherwise believes that conducting a Quarterly Tender Offer would impose an undue burden on the Company and its stockholders then the Board, in its discretion, may determine to not conduct a Quarterly Tender Offer or otherwise alter or suspend the Company’s liquidity program. Accordingly, there may be periods during which no Quarterly Tender Offer is made.
If a Quarterly Tender Offer is not made, stockholders may not be able to sell their shares in the relevant quarter or, if they are able to sell their shares, may be able to sell such shares only at substantial discounts from net asset value. In addition, any Quarterly Tender Offers and the Special Tender Offer will be for a limited number of our shares of common stock.
If the Company does conduct Quarterly Tender Offers or the Special Tender Offer, it may be required to sell portfolio securities it would otherwise hold to purchase shares that are tendered, which may result in losses and may increase Company expenses as a percentage of net assets.
Although the Company is permitted to borrow money to finance the repurchase of shares pursuant to the Quarterly Tender Offers or the Special Tender Offer (if commenced by the Company), there can be no assurance that the Company will be able to obtain such financing at the time of any particular tender offer or that capacity will be available under any financing the Company has arranged to fund such tender offer.
Because stockholders will be able to participate in the Special Tender Offer and/or in one or more Quarterly Tender Offers only up to their pro rata share of the number of shares of common stock tendered if the applicable tender offer is oversubscribed, stockholders may not be able to exit the Company or sell their desired amount of shares in the Special Tender Offer or through one or more Quarterly Tender Offers.
Our common stock is subject to transfer restrictions.
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
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted or PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
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
Holders
As of February 28, 2022, there were approximately 2,840 holders of record of our common stock.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2021 and 2020, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2020, including year-to-year comparisons between 2020 and 2019, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
OVERVIEW
We were incorporated on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc., and our name was changed to TCG BDC II, Inc. on March 3, 2017. We are structured as an externally managed, non-diversified closed-end investment company. We conducted the Initial Private Offering and intend to conduct the New Continuous Offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We have an indefinite term.
Our investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies supported by financial sponsors, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. This core strategy is supplemented with our complementary specialty lending strategy, which takes advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. Generally, we expect our core strategy and our complementary strategy to be 70-85% and 15-30%, respectively, of the portfolio. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities).
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. As of December 31, 2021, our Investment Adviser’s investment team included a team of more than 180 investment professionals across the Carlyle Global Credit segment. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to the Amended and Restated Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement between us and our Administrator; (iii) debt service and other costs of borrowings or other financing arrangements; and (iv) other operating expenses as detailed below:

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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2021, 2020, and 2019.

	As of December 31,
	2021	2020	2019
Number of investments	126	117	87
Number of portfolio companies	97	84	68
Number of industries	25	24	21
Percentage of total investment fair value:
First Lien Debt	80.9%	84.1%	84.6%
Second Lien Debt	16.3%	14.4%	14.4%
Total secured debt	97.2%	98.5%	99.1%
Equity investments	2.8%	1.5%	0.9%
Percentage of debt investment fair value:
Floating rate (1)	97.6%	98.0%	98.6%
Fixed interest rate	2.4%	2.0%	1.4%
(1) Primarily subject to interest rate floors

Our investment activity for the years ended December 31, 2021, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2021	2020	2019
Investments:
Total investments, beginning of period	$1,833,385	$1,368,431	$513,010
New investments purchased	717,596	702,179	966,653
Net accretion of discount on investments	10,547	7,966	4,114
Net realized gain (loss) on investments	10,822	(5,153)	269
Investments sold or repaid	(501,375)	(240,038)	(115,615)
Total Investments, end of period	$2,070,975	$1,833,385	$1,368,431
Principal amount of investments funded:
First Lien Debt	$598,411	$579,296	$812,218
Second Lien Debt	98,406	117,842	167,740
Equity Investments	22,460	11,817	5,432
Total	$719,277	$708,955	$985,390
Principal amount of investments sold or repaid:
First Lien Debt	$(452,112)	$(199,303)	$(80,912)
Second Lien Debt	(34,041)	(44,003)	(34,848)
Equity Investments	(2,366)	(500)	—
Total	$(488,519)	$(243,806)	$(115,760)
Number of new funded investments	46	42	44
Average amount of new funded investments	$15,600	$16,719	$21,969
Percentage of new funded debt investments at floating interest rates	100%	98%	98%
Percentage of new funded debt investments at fixed interest rates	—%	2%	2%
As of December 31, 2021 and 2020, investments consisted of the following:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,683,550	$1,674,715	$1,534,414	$1,523,542
Second Lien Debt	338,076	337,899	274,882	260,258
Equity Investments	49,349	57,469	24,089	27,735
Total	$2,070,975	$2,070,083	$1,833,385	$1,811,535
The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2021 and 2020, were as follows:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	7.71%	7.75%	7.57%	7.63%
Second Lien Debt	9.11%	9.12%	9.04%	9.55%
First and Second Lien Debt Total	7.95%	7.98%	7.80%	7.91%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021 and 2020. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.80% to 7.95% from

December 31, 2020 to December 31, 2021. The increase in weighted average yields was primarily due to new fundings being originated at a higher weighted average yield than the yield of positions that repaid or were sold.
As of December 31, 2021 and December 31, 2020, one and one of our debt investments was on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2021 and December 31, 2020. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,059,247	99.5%	$1,803,384	99.6%
Non-accrual (1)	10,836	0.5%	8,151	0.4%
Total	$2,070,083	100.0%	$1,811,535	100.0%
(1) For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8 of this Form 10-K.
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which ratings are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$39.6	2.0%	$40.1	2.3%
Internal Risk Rating 2	1,671.7	83.1	1,425.2	79.9
Internal Risk Rating 3	290.5	14.4	310.3	17.4
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	10.8	0.5	8.2	0.4
Total	$2,012.6	100.0%	$1,783.8	100.0%
As of December 31, 2021 and 2020, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.2, respectively, and one and one of our debt investments, with an aggregate fair value of $10.8 million and $8.2 million, respectively, was assigned an Internal Risk Rating of 4–5.
See the Consolidated Schedules of Investments as of December 31, 2021 and 2020, in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2021, 2020 and 2019
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
    Investment income for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the years ended December 31,
	2021	2020	2019
First Lien Debt	$139,353	$113,748	$66,896
Second Lien Debt	25,488	26,785	17,209
Equity Investments	1,481	1,378	—
Cash	2	64	35
Total investment income	$166,324	$141,975	$84,140
The increase in investment income for the year ended December 31, 2021 from the comparable period in 2020 was primarily driven by a higher average investment balance. The size of our portfolio at amortized cost increased to $2,070,975 as of December 31, 2021 from $1,833,385 as of December 31, 2020. As of December 31, 2021, the weighted average yield of our first and second lien debt on amortized cost increased to 7.95% from 7.80% as of December 31, 2020 primarily due to new fundings being originated at a higher weighted average yield than the yield of positions that were repaid or were sold.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2021, one loan in the portfolio with a fair value of $10,836 was on non-accrual status, which represented approximately 0.5% of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2021 and for the year then ended. As of December 31, 2020, one loan in the portfolio with a fair value of $8,151 was on non-accrual status, which represented approximately 0.4% of the total investments at fair value.

Net investment income (loss) for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the years ended December 31,
	2021	2020	2019
Total investment income	$166,324	$141,975	$84,140
Total expenses (including Excise tax expense)	63,296	55,584	34,848
Net investment income (loss)	$103,028	$86,391	$49,292
Expenses
Expenses for the years ended December 31, 2021, 2020 and 2019 comprised the following:

	For the years ended December 31,
	2021	2020	2019
Management fees	$12,351	$11,631	$6,259
Net investment income incentive fee	18,198	15,256	8,701
Professional fees	2,038	1,490	852
Administrative service fees	892	430	270
Interest expense	25,837	22,425	15,500
Credit facility fees	1,665	2,516	2,103
Directors’ fees and expenses	335	239	195
Other general and administrative	1,880	1,597	968
Excise tax expense	100	—	—
Total expenses	$63,296	$55,584	$34,848
    Interest expense and credit facility fees for the years ended December 31, 2021, 2020 and 2019 were comprised of the following:

	For the years ended December 31,
	2021	2020	2019
Interest expense	$25,837	$22,425	$15,500
Facility unused commitment fee	270	992	899
Amortization of deferred financing costs	1,395	1,524	1,204
Total interest expense and credit facility fees	$27,502	$24,941	$17,603
Cash paid for interest expense	$24,642	$21,675	$13,274
The increase in interest expense for the year ended December 31, 2021 compared to the comparable period in 2020 was driven by increased draws under the Credit Facilities related to increased deployment of capital for investments, offset by lower borrowing costs. For the years ended December 31, 2021 and 2020, the average interest rate on borrowings decreased to 2.65% from 3.04%, and average principal debt outstanding increased to $961,892 from $726,109.

	For the Years Ended December 31,
	2021	2020	2019
Base management fees	$12,351	$11,631	$6,259
Incentive fees on pre-incentive fee net investment income	18,198	15,256	8,701
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	18,198	15,256	8,701
Total base management fees and incentive fees	$30,549	$26,887	$14,960
The increase in management fees and incentive fees for the year ended December 31, 2021 compared to the comparable period in 2020 were driven by our increased deployment of capital and increased net investment income. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. No incentive fees on capital gains have been paid for the years ended December 31, 2021 and 2020. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and management fees.
Professional fees include legal, rating agencies, audit tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the years ended December 31, 2021 and 2020 was primarily driven by the deployment of capital.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Net realized gain (loss) on investments	$10,822	$(5,153)	$269
Net change in unrealized appreciation (depreciation) on investments	20,958	(23,512)	4,300
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$31,780	$(28,665)	$4,569
During the year ended December 31, 2021, we had realized gains on 15 investments totaling $10,949, offset by realized losses on 1 investment totaling $127. During the year ended December 31, 2020, we had realized gains on 2 investments totaling $22, offset by realized losses on 6 investments totaling $5,175. During the years ended December 31, 2021 and 2020, we had a change in unrealized appreciation on 91 and 64 investments, respectively, totaling $42,839 and $24,270, respectively, which were offset by a change in unrealized depreciation on 58 and 60 investments, respectively, totaling $21,881 and $47,837, respectively.

    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments by the type of investments for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the years ended December 31,
	2021		2020		2019
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
First Lien Debt	$1,426	$2,037	$(4,697)	$(10,809)	$—	$1,889
Second Lien Debt	(127)	14,447	(10)	(15,160)	—	940
Equity Investments	9,523	4,474	(446)	2,402	269	1,471
Total	$10,822	$20,958	$(5,153)	$(23,567)	$269	$4,300
Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2021 compared to the comparable period in 2020 was primarily driven by improving credit fundamentals and tightening market yields in 2021.
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
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of December 31, 2021, the maximum principal amount of the Subscription Facility was $50,000 and is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020 and December 4, 2020, June 2, 2021 and December 28, 2021. As of December 31, 2021, the maximum principal amount of the SPV Credit Facility was $700,000 ($600,000 prior to the December 28, 2021 amendment), and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2025, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.40% per year (2.25% per year with a step-up based on collateral coverage and asset mix prior to the December 28, 2021 amendment). The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”, together with the Subscription Facility and SPV Credit Facility, the “Credit Facilities”), which was subsequently amended on February 11, 2021 and August 13, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $450,000 ($250,000 prior to the February 2021 and August 2021 amendments), subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.66% per year (2.95% prior to the February 2021 amendment). SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
Although we believe that we, the SPV and SPV2 will remain in compliance, there are no assurances that we, the SPV and SPV2 will continue to comply with the covenants in the Credit Facilities, as applicable. Failure to comply with these covenants could result in a default under the Subscription Facility, the SPV Credit Facility and/or the SPV2 Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the respective facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Credit Facilities, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2021 and 2020, we had $65,838 and $50,217 respectively, in cash, cash equivalents and restricted cash. The Credit Facilities consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued and outstanding as of December 31, 2021 and 2020 were 57,005,057 and 49,062,820, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2021 and 2020:

	For the year ended December 31,
	2021	2020
Shares outstanding, beginning of period	49,062,820	35,769,223
Common stock issued	7,942,237	13,293,597
Shares outstanding, end of period	57,005,057	49,062,820
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2021 and 2020, in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2021	2020
Unfunded delayed draw commitments	$66,093	$71,561
Unfunded revolving commitments	70,272	56,362
Total unfunded commitments	$136,365	$127,923

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared and payable during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 30, 2021	December 30, 2021	January 18, 2022	$0.48
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Form 10-K.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2021 and 2020.
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
The SPV and SPV2 are disregarded entities for tax purposes and are consolidated with the tax return of the Company.
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into the Investment Advisory Agreement with the Investment Adviser. The Investment Advisory Agreement renewed automatically for successive annual periods, provided that such continuance was specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one-year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the “Order”) and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26 meeting was held by video- and telephone-conference.
Pursuant to the Amended and Restated Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.

Under the Investment Advisory Agreement, the management fee has been calculated and payable quarterly in arrears at an annual rate of 1.00% (1.25% prior to September 12, 2021) of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital (as defined in Part I, Item 1 of this Form 10-K “Business—Private Offering—Right to Redraw Capital.”). For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors. On January 11, 2021, in connection with the extension of the Original Investment Period to September 11, 2022, the Company entered into a letter agreement with the Investment Adviser, under which the Adviser agreed that its management fee will be calculated at an annual rate of 1.00% of the Company’s average Capital Under Management, effective September 12, 2021.
Under the Investment Advisory Agreement, the incentive fee consists of two parts. The first part has been calculated and payable quarterly in arrears and equals 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7% annualized), or “hurdle rate,” and a “catch-up” feature. The second part has been determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeds a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
At a meeting of the Board held on October 11, 2021, the Board, including all of its Independent Directors, reviewed the Amended and Restated Investment Advisory Agreement, considered the mechanics of the changes and the Investment Adviser’s rationale for the changes and approved the terms of the Amended and Restated Investment Advisory Agreement for an initial term of two years, conditional upon stockholders’ approval of the proposal to convert the Company to a perpetual life BDC. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic and a determination by the Board that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the October 11, 2021 meeting was held by video- and telephone-conference.
On January 21, 2022, stockholders approved the Amended and Restated Investment Advisory Agreement, which we executed on January 22, 2022. As a result, we have, among other things:

•changed the calculation of the income-based incentive fee by reducing the income-based incentive fee rate to 12.5% from 15.0% and by reducing the “hurdle rate” to 1.25% (5.0% annualized) from 1.75% (7.0% annualized);
•reduced the capital gains incentive fee rate to 12.5% from 15.0%; and
•changed the calculation of the annual base management fee to 1.00% of the Company’s net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company’s average capital under management

The terms of the Amended and Restated Investment Advisory Agreement were effective immediately upon execution of the agreement, except that the changes to the calculation of the income-based incentive fee will become effective for the calendar quarter ending June 30, 2022. The Amended and Restated Investment Advisory Agreement will continue in effect until January 21, 2024 and, unless terminated earlier, will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Directors. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
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
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
Interest Rate Risk
As of December 31, 2021, on a fair value basis, approximately 2.4% of our debt investments bear interest at a fixed rate and approximately 97.6% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Credit Facilities are also subject to floating interest rates and are typically paid based on floating LIBOR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2021 and 2020. These hypothetical calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2021 and 2020, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2021 and 2020, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of December 31, 2021 and 2020, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2021			As of December 31, 2020
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$46,242	$(28,722)	$17,520	$41,532	$(26,429)	$15,103
Up 200 basis points	$26,312	$(19,024)	$7,288	$23,732	$(17,619)	$6,113
Up 100 basis points	$6,396	$(9,326)	$(2,930)	$5,936	$(8,810)	$(2,874)
Down 100 basis points	$(178)	$1,870	$1,692	$(317)	$1,766	$1,449
Down 200 basis points	$(178)	$1,870	$1,692	$(317)	$1,766	$1,449
Down 300 basis points	$(178)	$1,870	$1,692	$(317)	$1,766	$1,449

Item 8. Financial Statements and Supplementary Data
TCG BDC II, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TCG BDC II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of TCG BDC II, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
New York, NY
February 28, 2022

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,070,975 and $1,833,385, respectively)	$2,070,083	$1,811,535
Cash, cash equivalents and restricted cash	65,838	50,217
Deferred financing costs	5,962	4,542
Receivable for investment sold	5,424	1,659
Interest receivable from non-controlled/non-affiliated investments	24,410	12,636
Prepaid expenses and other assets	1,427	714
Receivable for issuance of common stock	3,846	1,962
Total assets	$2,176,990	$1,883,265
LIABILITIES
Secured borrowings (Note 5)	$966,947	$880,956
Payable for investments purchased	93	273
Due to Investment Adviser	448	486
Interest and credit facility fees payable (Note 5)	5,576	5,470
Dividend Payable (Note 7)	27,362	23,766
Management and incentive fees payable (Note 4)	7,763	7,437
Administrative service fees payable (Note 4)	239	60
Other accrued expenses and liabilities	2,321	1,681
Total liabilities	1,010,749	920,129
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 57,005,057, and 49,062,820 shares issued and outstanding at December 31, 2021 and 2020, respectively	570	491
Paid-in capital in excess of par value	1,160,819	996,001
Total distributable earnings (loss)	4,852	(33,356)
Total net assets	$1,166,241	$963,136
NET ASSETS PER SHARE	$20.46	$19.63

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$160,303	$131,928	$79,210
Other income	6,021	10,047	4,930
Total investment income	166,324	141,975	84,140
Expenses:
Management fees (Note 4)	12,351	11,631	6,259
Net investment income incentive fee (Note 4)	18,198	15,256	8,701
Professional fees	2,038	1,490	852
Administrative service fees (Note 4)	892	430	270
Interest expense (Note 5)	25,837	22,425	15,500
Credit facility fees (Note 5)	1,665	2,516	2,103
Directors’ fees and expenses	335	239	195
Other general and administrative	1,880	1,597	968
Total expenses	63,196	55,584	34,848
Net investment income (loss) before taxes	103,128	86,391	49,292
Excise tax expense	100	—	—
Net investment income (loss)	103,028	86,391	49,292
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	10,822	(5,153)	269
Currency gains (losses) on non-investment assets and liabilities	(136)	(1,887)	(96)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	20,958	(23,512)	4,300
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	5,469	(3,653)	(2,134)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	37,113	(34,205)	2,339
Net increase (decrease) in net assets resulting from operations	$140,141	$52,186	$51,631
Basic and diluted earnings per common share (Note 7)	$2.75	$1.18	$2.20
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	50,982,223	44,300,431	23,431,444

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$103,028	$86,391	$49,292
Net realized gain (loss) on investments and non-investment assets and liabilities	10,686	(7,040)	173
Net change in unrealized appreciation (depreciation) on investments	20,958	(23,512)	4,300
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	5,469	(3,653)	(2,134)
Net increase (decrease) in net assets resulting from operations	140,141	52,186	51,631
Capital transactions:
Common stock issued	165,000	259,820	444,943
Dividends declared (Note 10)	(102,036)	(85,979)	(48,679)
Net increase (decrease) in net assets resulting from capital share transactions	62,964	173,841	396,264
Net increase (decrease) in net assets	203,105	226,027	447,895
Net assets at beginning of year	963,136	737,109	289,214
Net assets at end of year	$1,166,241	$963,136	$737,109

The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$140,141	$52,186	$51,631
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,395	1,524	1,204
Net accretion of discount on investments	(10,547)	(7,966)	(4,114)
Paid-in-kind interest	(7,200)	(5,829)	(1,557)
Net realized (gain) loss on investments and non-investment assets and liabilities	(10,686)	7,040	(173)
Net change in unrealized (appreciation) depreciation on investments	(20,958)	23,512	(4,300)
Net change in unrealized currency (gains) losses on non-investment asset and liabilities	(5,469)	3,653	2,134
Cost of investments purchased and change in payable for investments purchased	(710,576)	(696,100)	(967,056)
Proceeds from sales and repayments of investments and change in receivable for investments sold	497,610	244,617	110,698
Changes in operating assets:
Interest receivable	(11,774)	172	(10,627)
Prepaid expenses and other assets	(713)	(346)	(1,757)
Changes in operating liabilities:
Due to Investment Adviser	(38)	(30)	498
Interest and credit facility fees payable	106	1,245	2,377
Management and incentive fee payable	326	2,533	2,884
Administrative service fees payable	179	27	(45)
Other accrued expenses and liabilities	640	297	481
Net cash provided by (used in) operating activities	(137,564)	(373,465)	(817,722)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of change in receivable for issuance of common stock	163,116	259,820	444,943
Borrowings on Credit Facilities	445,420	702,597	986,666
Repayments of Credit Facilities	(354,096)	(475,381)	(558,300)
Dividends paid in cash	(98,440)	(79,488)	(37,948)
Debt issuance costs paid	(2,815)	(2,803)	(2,947)
Net cash provided by (used in) financing activities	153,185	404,745	832,414
Net increase (decrease) in cash, cash equivalents and restricted cash	15,621	31,280	14,692
Cash, cash equivalents and restricted cash, beginning of year	50,217	18,937	4,245
Cash, cash equivalents and restricted cash, end of year	$65,838	$50,217	$18,937
Supplemental disclosures:
Interest paid during the year	$24,642	$21,675	$13,274
Taxes, including excise tax, paid during year	$—	$—	$—
Dividends declared during the year	$102,036	$85,979	$48,679
The accompanying notes are an integral part of these consolidated financial statements.

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (80.9% of fair value)
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$14,357	$14,014	$14,555	1.25%
Airnov, Inc.	^#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/20/2019	12/19/2025	24,869	24,578	24,869	2.13
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.46%	2/17/2021	7/10/2026	497	500	498	0.04
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	1/7/2019	2/21/2022	38,097	38,093	38,097	3.27
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	26,675	26,441	26,395	2.26
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	536	525	534	0.05
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,581	44,493	3.82
Apptio, Inc.	^+#	(2)(3)(6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	36,488	36,053	36,488	3.13
Ascend Buyer, LLC	#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	12,838	12,569	12,618	1.08
Associations, Inc.	#	(2)(3)(6)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	11,570	11,457	11,599	0.99
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	36,844	36,142	33,192	2.85
Avenu Holdings, LLC	+#	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	37,882	37,621	37,880	3.25
Barnes & Noble, Inc.	+#	(2)(3)(10)	Retail	L + 6.50%	7.50%	8/7/2019	12/20/2026	28,933	27,917	28,146	2.41
BlueCat Networks, Inc. (Canada)	+	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	22,936	22,540	23,165	1.99
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2019	9/30/2026	29,357	28,826	28,906	2.48
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(6)	Consumer Goods: Non-Durable	L + 9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,312	5,167	0.44
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(6)	Consumer Goods: Non-Durable	L + 6.25%	6.25%	10/20/2021	10/20/2028	€—	(9)	(9)	—
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	39,165	38,647	39,165	3.36
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(6)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	14,378	14,297	14,309	1.23
Chudy Group, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	826	812	842	0.07
CircusTrix Holdings, LLC	^+	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,528	10,492	9,401	0.81
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	697	640	697	0.06
Cobblestone Intermediate Holdco LLC	#	(2)(3)	Consumer Services	L + 5.50%	6.25%	1/29/2020	1/29/2026	723	718	712	0.06

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	$41,358	$40,925	$40,472	3.47%
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(6)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	56,209	55,372	56,180	4.82
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,879	1,833	1,902	0.16
DCA Investment Holding, LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	10,841	10,678	10,777	0.92
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	2/15/2018	5/31/2022	16,140	14,730	10,836	0.93
Designer Brands Inc.	+#	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	34,090	33,436	33,691	2.88
Diligent Corporation	^	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	603	587	616	0.05
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,934	1,883	1,907	0.16
Dwyer Instruments, Inc	#	(2)(3)(6)	Capital Equipment	L + 5.50%	6.25%	7/21/2021	7/21/2027	12,463	12,206	12,427	1.07
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	14,249	13,943	13,923	1.19
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	887	869	879	0.08
Ethos Veterinary Health LLC	+#	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/17/2019	5/15/2026	10,720	10,652	10,720	0.92
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,858	14,870	1.28
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2024	11,487	11,425	11,365	0.97
Heartland Home Services, Inc	+#	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	30,096	29,538	30,233	2.59
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,453	18,012	18,865	1.62
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,108	16,101	1.38
iCIMS, Inc.	+#	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,693	29,019	2.49
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	18,952	18,623	18,958	1.63
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€33,000	39,110	36,537	3.13
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	24,601	24,345	24,476	2.10
Integrity Marketing Acquisition, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/7/2020	8/27/2025	7,913	7,844	7,832	0.67
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	L + 5.75%	6.75%	12/22/2021	12/22/2027	15,000	14,602	14,602	1.25
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2026	25,305	25,010	25,261	2.17
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/3/2025	28,064	27,705	27,886	2.39
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	52,420	51,662	48,069	4.12
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	9,975	9,785	9,816	0.84

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	$1,490	$1,474	$1,229	0.11%
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	41,227	40,357	40,056	3.43
Material Holdings, LLC	#	(2)(3)(6)	Business Services	L + 5.75%	6.50%	8/19/2021	8/19/2027	14,886	14,552	14,692	1.26
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	43,942	43,025	42,869	3.68
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR + 6.00%	7.00%	12/23/2021	12/23/2027	10,640	10,327	10,327	0.89
MMIT Holdings, LLC	#	(2)(3)(6)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	11,087	10,858	10,853	0.93
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,688	9,634	9,424	0.81
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	7/12/2021	7/12/2027	7,182	7,048	7,083	0.61
PF Atlantic Holdco 2, LLC	^#	(2)(3)(6)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	11/12/2021	11/12/2027	27,723	26,941	26,923	2.31
PF Growth Partners, LLC	+	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%	6.50%	7/1/2019	7/11/2025	8,039	7,962	7,922	0.68
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(6)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,313	14,791	1.27
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	11/19/2020	11/19/2026	14,625	14,333	14,418	1.24
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	3/1/2021	3/1/2027	8,882	8,663	8,727	0.75
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2024	40,864	40,370	40,863	3.50
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,949	68,832	5.90
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,574	19,337	19,574	1.68
RSC Acquisition, Inc.	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2019	11/1/2026	34,486	33,970	34,622	2.97
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	29,906	29,528	25,528	2.19
SPay, Inc.	^+	(2)(3)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	23,005	22,809	20,218	1.73
Speedstar Holding, LLC	+#	(2)(3)(6)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,225	26,687	27,536	2.36
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	28,867	28,414	24,601	2.11
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SONIA + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,299	26,332	28,830	2.47
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2)(3)(7)(6)	Banking, Finance, Insurance & Real Estate	SONIA + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£6,164	7,778	9,848	0.84
Trafigura Trading LLC	^	(2)(3)(6)(12)	Metals & Mining	L + 8.40%	8.75%	7/26/2021	7/18/2022	2,236	2,234	2,086	0.18
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2019	12/2/2025	42,428	41,652	41,537	3.56

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,536	$19,701	$21,473	1.84%
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€3,036	3,439	3,559	0.31
US INFRA SVCS Buyer, LLC	+#	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	4/13/2020	4/13/2026	58,708	57,673	57,068	4.89
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2021	10/19/2027	1,000	981	980	0.08
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	11/30/2018	11/30/2024	21,513	21,271	21,263	1.82
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	27,920	27,673	27,661	2.37
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	7/1/2021	9/13/2024	4,958	4,865	4,929	0.42
Wineshipping.com LLC	#	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.75%	6.75%	10/29/2021	10/29/2027	14,459	14,110	14,111	1.21
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2021	9/13/2027	449	440	440	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	L + 5.25%	6.25%	9/30/2020	11/1/2025	9,903	9,650	9,903	0.85
First Lien Debt Total									$1,683,550	$1,674,715	143.60%
Second Lien Debt (16.3% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L+9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$6,590	$6,432	$6,425	0.55%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	30,327	29,771	31,464	2.69
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.60%	2/1/2019	2/1/2027	21,047	20,647	19,600	1.68
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	38,180	37,168	38,394	3.29
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	5/14/2021	3/3/2029	5,538	5,409	5,543	0.48
Blackbird Purchaser, Inc.	^	(2)(3)(6)	Capital Equipment	L + 7.50%	8.25%	12/14/2021	4/8/2027	9,195	8,949	8,949	0.77
Brave Parent Holdings, Inc.	+	(2)(3)	Software	L + 7.50%	7.60%	10/3/2018	4/19/2026	18,197	17,923	18,197	1.56
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.35%	2/11/2020	7/30/2026	18,600	18,212	18,786	1.61
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	L + 8.00%	8.10%	6/13/2019	6/18/2027	23,450	23,188	20,826	1.79
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	L + 7.50%	7.85%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	L + 5.50%, 2.00% PIK	8.50%	10/28/2020	10/28/2028	13,806	13,446	13,806	1.18
Peraton Corp.	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,126	12,345	1.06
Quartz Holding Company	+	(2)(3)	Software	L + 8.00%	8.10%	4/2/2019	4/2/2027	11,900	11,728	11,900	1.02
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA + 8.50%	8.60%	3/12/2020	3/12/2028	£20,000	24,787	22,263	1.91
Tank Holding Corp.	+#	(2)(3)	Capital Equipment	L + 8.25%	8.35%	3/26/2019	3/26/2027	41,479	40,905	41,894	3.59
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,769	13,260	1.14

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
World 50, Inc.	#	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	$24,017	$23,595	$23,827	2.04%
WP CPP Holdings, LLC	+	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	29,500	29,293	28,689	2.46
Second Lien Debt Total									$338,076	$337,899	28.97%

Investments—non-controlled/non-affiliated (1)			Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (2.8% of fair value)
ANLG Holdings, LLC	^		(8)	Capital Equipment	6/22/2018	592	$592	$821	0.07%
Appriss Health, LLC	^		(8)	Healthcare & Pharmaceuticals	5/6/2021	—	445	466	0.04
Atlas Ontario LP (Canada)	^		(7)(8)	Business Services	4/7/2021	5,114	5,114	5,114	0.44
Avenu Holdings, LLC	^		(8)	Sovereign & Public Finance	9/28/2018	172	172	491	0.04
Blackbird Holdco, Inc.	^		(8)	Capital Equipment	12/14/2021	6	6,308	6,308	0.54
Buckeye Parent, LLC	^		(8)	Automotive	12/22/2021	442	442	442	0.04
Chartis Holding, LLC	^		(8)	Business Services	5/1/2019	433	433	690	0.06
Cority Software Inc. (Canada)	^		(8)	Software	7/2/2019	250	250	454	0.04
ECP Parent, LLC	^		(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.02
GB Vino Parent, L.P.	^		(8)	Beverage, Food & Tobacco	10/29/2021	4	351	351	0.03
Integrity Marketing Group, LLC	^		(8)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,038	14,738	14,738	1.26
K2 Insurance Services, LLC	^		(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	651	0.06
Mailgun Technologies, Inc.	^		(8)	High Tech Industries	3/26/2019	104	—	1,328	0.11
North Haven Goldfinch Topco, LLC	^		(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,411	0.21
Pascal Ultimate Holdings, L.P	^		(8)	Capital Equipment	7/21/2021	36	364	364	0.03
Tank Holding Corp.	^		(8)	Capital Equipment	3/26/2019	850	482	1,260	0.12
Titan DI Preferred Holdings, Inc.	^		(8)	Energy: Oil & Gas	2/11/2020	12,843	12,587	12,969	1.11
Turbo Buyer, Inc.	^		(8)	Automotive	12/2/2019	1,925	933	2,774	0.24
Unifrutti Financing PLC (Cyprus)	^		(8)	Beverage, Food & Tobacco	10/22/2020	3	1,934	2,600	0.22
Unifrutti Financing PLC (Cyprus)	^	^	(8)	Beverage, Food & Tobacco	10/22/2020	—	532	837	0.07
USLS Acquisition, Inc.	^	^	(8)	Business Services	11/30/2018	641	641	940	0.08
W50 Parent LLC	^		(8)	Business Services	1/10/2020	500	190	762	0.07
Zenith American Holding, Inc.	^		(8)	Business Services	12/13/2017	440	220	408	0.03
Equity Investments Total							$49,349	$57,469	4.93%
Total investments—non-controlled/non-affiliated							$2,070,975	$2,070,083	177.50%
Total investments							$2,070,975	$2,070,083	177.50%
^ Denotes that all or a portion of the assets are owned by TCG BDC II, Inc. (together with its consolidated subsidiary, “we,” “us,” “our,” “BDC II” or the “Company”). Accordingly, such assets are not available to creditors of TCG BDC II SPV LLC (the “SPV”) or TCG BDC II SPV2 LLC (“SPV2”).

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)
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
(1)     Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR rate at 0.33%.
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
(6)As of December 31, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$1,700	$17
Advanced Web Technologies Holding Company	Delayed Draw	1.00	2,102	21
Advanced Web Technologies Holding Company	Revolver	0.50	1,813	18
Airnov, Inc.	Revolver	0.50	2,917	—
American Physician Partners, LLC	Revolver	0.50	550	—
Analogic Corporation	Revolver	0.50	1,102	(11)
Applied Technical Services, LLC	Revolver	0.50	40	—
Appriss Health, LLC	Revolver	0.50	2,963	3
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,070	(17)
Associations, Inc.	Revolver	0.50	723	2
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(61)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	(30)
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	(9)
Chartis Holding, LLC	Revolver	0.50	2,401	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(4)
Chudy Group, LLC	Delayed Draw	1.00	138	2
Chudy Group, LLC	Revolver	0.50	34	1
Comar Holding Company, LLC	Revolver	0.50	2,935	(59)

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(1)
DCA Investment Holding, LLC	Delayed Draw	1.00	1,495	(8)
Diligent Corporation	Delayed Draw	1.00	110	2
Diligent Corporation	Revolver	0.50	47	1
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50%	$411	$(1)
Ellkay, LLC	Revolver	0.50	1,786	(37)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	25	—
Greenhouse Software, Inc.	Revolver	0.50	1,471	(29)
Harbour Benefit Holdings, Inc.	Revolver	0.50	813	(8)
Heartland Home Services, Inc	Delayed Draw	1.00	2,072	8
Heartland Home Services, Inc	Revolver	0.50	2,687	10
Hercules Borrower LLC	Revolver	0.50	2,160	43
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(48)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	48	—
Individual FoodService Holdings, LLC	Delayed Draw	1.00	750	—
Individual FoodService Holdings, LLC	Revolver	0.50	2,426	—
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(67)
Jeg's Automotive, LLC	Revolver	0.50	1,667	(33)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(4)
Kaseya, Inc.	Delayed Draw	1.00	585	(3)
Kaseya, Inc.	Revolver	0.50	1,542	(9)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	1,140	(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(116)
LVF Holdings, Inc.	Revolver	0.50	1,459	(36)
Material Holdings, LLC	Delayed Draw	—	1,916	(21)
Material Holdings, LLC	Revolver	1.00	806	(9)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(101)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(28)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	4,132	(83)
Medical Manufacturing Technologies, LLC	Revolver	0.50	930	(19)
MMIT Holdings, LLC	Revolver	0.50	857	(17)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(55)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(190)
Prophix Software Inc. (Canada)	Revolver	0.50	2,657	27

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(41)
Quantic Electronics, LLC	Revolver	0.50	824	(11)
RSC Acquisition, Inc.	Revolver	0.50	510	2
Sapphire Convention, Inc.	Revolver	0.50	2,560	(345)
Speedstar Holding, LLC	Delayed Draw	1.00%	$3,775	$38
TCFI Aevex LLC	Delayed Draw	1.00	521	(75)
TCFI Aevex LLC	Delayed Draw	1.00	417	(60)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.56	£1,902	399
Trafigura Trading LLC	Revolver	0.50	7,762	(133)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(43)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	9,972	(236)
US INFRA SVCS Buyer, LLC	Revolver	0.50	525	(12)
USLS Acquisition, Inc.	Revolver	0.50	1,134	(12)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)
Total unfunded commitments			$136,365	$(1,679)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2021, the aggregate fair value of these securities is $57,469, or 4.93% of the Company’s net assets.
(9)Loan was on non-accrual status as of December 31, 2021.
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

As of December 31, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,683,550	$1,674,715	80.9%
Second Lien Debt	338,076	337,899	16.3
Equity Investments	49,349	57,469	2.8
Total	$2,070,975	$2,070,083	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,974,891	$1,963,755	97.6%
Fixed Rate	46,735	48,859	2.4
Total	$2,021,626	$2,012,614	100.0%
The industry composition of investments at fair value as of December 31, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$198,598	$193,755	9.4%
Automotive	97,762	100,697	4.9
Banking, Finance, Insurance & Real Estate	159,660	165,832	8.0
Beverage, Food & Tobacco	105,211	105,250	5.1
Business Services	170,503	169,058	8.1
Capital Equipment	96,247	98,418	4.8
Chemicals, Plastics & Rubber	70,687	71,964	3.5
Construction & Building	40,283	40,505	2.0
Consumer Goods: Durable	440	440	—
Consumer Goods: Non-Durable	5,303	5,158	0.2
Consumer Services	63,327	64,828	3.1
Containers, Packaging & Glass	95,875	96,154	4.6
Energy: Oil & Gas	40,433	41,179	2.0
Environmental Industries	75,685	75,933	3.7
Healthcare & Pharmaceuticals	162,197	159,660	7.7
High Tech Industries	108,765	111,545	5.4
Hotel, Gaming & Leisure	128,601	121,298	5.9
Media: Diversified & Production	68,949	68,832	3.3
Metals & Mining	2,234	2,086	0.1
Retail	61,353	61,837	3.0
Software	231,462	231,302	11.1
Sovereign & Public Finance	37,793	38,371	1.9
Telecommunications	30,115	26,144	1.3
Utilities: Electric	869	879	—
Wholesale	18,623	18,958	0.9
Total	$2,070,975	$2,070,083	100.0%

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$120,151	$122,340	5.9%
Cyprus	25,606	28,469	1.4
Italy	5,303	5,158	0.2
Luxembourg	75,252	69,729	3.4
United Kingdom	98,302	101,829	4.9
United States	1,746,361	1,742,558	84.2
Total	$2,070,975	$2,070,083	100.0%

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
First Lien Debt (84.7% of fair value)
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
Second Lien Debt (14.4% of fair value)
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
Equity Investments (0.9% of fair value)
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
^ Denotes that all or a portion of the assets are owned by TCG BDC II, Inc. (together with its consolidated subsidiary, “we,” “us,” “our,” “BDC II” or the “Company”). Accordingly, such assets are not available to creditors of TCG BDC II SPV LLC (the “SPV”) or TCG BDC II SPV2 LLC (“SPV2”).
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
# Denotes that all or a portion of the assets are owned by the Company's wholly-owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility”, and together with the Subscription Facility and the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
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

TCG BDC II, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2020
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Individual FoodService Holdings, LLC	Delayed Draw	1.00	$165	$(4)
Integrity Marketing Acquisition, LLC	Delayed Draw	1.00	2,763	28
K2 Insurance Services, LLC	Revolver	0.50	2,290	—
K2 Insurance Services, LLC	Delayed Draw	1.00	1,571	—
Kaseya, Inc.	Delayed Draw	1.00	1,852	7
Kaseya, Inc.	Revolver	0.50	787	3
Lifelong Learner Holdings, LLC	Delayed Draw	1.00	3,379	(281)
Liqui-Box Holdings, Inc.	Revolver	0.50	1,262	(123)
Mailgun Technologies, Inc.	Revolver	0.50	1,342	(23)
Paramit Corp.	Delayed Draw	0.00	2,931	(59)
PF Growth Partners, LLC	Delayed Draw	1.00	823	(52)
PPC Flexible Packaging, LLC	Revolver	0.50	881	(3)
Redwood Services Group, LLC	Delayed Draw	3.63	5,707	22
RSC Acquisition, Inc.	Revolver	0.50	1,824	18
Sapphire Convention, Inc. (Smart City)	Revolver	0.50	3,655	(542)
Sitelock, LLC	Revolver	0.50	2,232	(41)
Smile Doctor, LLC	Revolver	0.50	707	(14)
SPay, Inc.	Revolver	0.50	655	(120)
Tank Holding Corp.	Revolver	0.25	47	(1)
TCFI AEVEX, LLC	Delayed Draw	1.00	3,476	(13)
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	Delayed Draw	1.63	£204	26
Trump Card, LLC	Revolver	0.50	635	(12)
Turbo Buyer, Inc.	Revolver	0.50	2,151	20
US INFRA SVCS Buyer, LLC (AIMS Companies)	Revolver	0.50	4,550	(10)
US INFRA SVCS Buyer, LLC (AIMS Companies)	Delayed Draw	1.00	11,728	(27)
USLS Acquisition, Inc.	Revolver	0.50	1,418	(91)
USLS Acquisition, Inc.	Delayed Draw	0.50	591	—
Westfall Technik, Inc.	Revolver	0.50	431	(30)
YLG Holdings, Inc.	Delayed Draw	1.00	2,965	(46)
Zemax Software Holdings, LLC	Revolver	0.50	642	(15)
Zenith Merger Sub, Inc.	Delayed Draw	1.00	2,996	(22)
Zenith Merger Sub, Inc.	Revolver	0.50	609	(4)
Total unfunded commitments			$127,923	$(2,224)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2020, the aggregate fair value of these securities is $27,735, or 2.88% of the Company’s net assets.
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
As of December 31, 2021
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
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily by investing in senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. This core strategy is supplemented with the Company’s complementary specialty lending strategy, which takes advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. Generally, the Company expects its core strategy and its complementary strategy to be 70-85% and 15-30%, respectively, of the portfolio. The Company seeks to achieve its investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities).
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPVs. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2021 and 2020, the Company had restricted cash balances of $31,553 and $25,844, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. As of December 31, 2021 and 2020, approximately $269 and $762, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of December 31, 2021 and 2020, the fair value of the loans in the portfolio with PIK provisions was $197,006 and $129,447, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company earned $6,818, $4,110 and $1,318 in PIK income, which is included in interest income in the accompanying Consolidated Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2021, 2020 and 2019, the Company earned $6,021, $10,047 and $4,930, respectively, in other income, primarily from prepayment, amendment and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021 and 2020, the fair value of the loan in the portfolio on non-accrual status was $10,836 and $8,151, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2021 and 2020.
Credit Facilities — Related Costs, Expenses and Deferred Financing Costs
The Company, the SPV and SPV2 have each entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”, “SPV Credit Facility” and “SPV2 Credit Facility”, respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2021, the Company incurred $100 in excise tax. The Company did not incur excise tax for the years ended December 31, 2020 and 2019.
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
Recent Accounting Standards Updates

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 and 2021-01 on its consolidated financial statements.

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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) if applicable, the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2021, 2020, and 2019 .

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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2021 and 2020, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,674,715	$1,674,715
Second Lien Debt	—	—	337,899	337,899
Equity Investments	—	—	57,469	57,469
Total	$—	$—	$2,070,083	$2,070,083

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,523,542	$1,523,542
Second Lien Debt	—	—	260,258	260,258
Equity Investments	—	—	27,735	27,735
Total	$—	$—	$1,811,535	$1,811,535

    The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the Year Ended December 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$1,523,542	$260,258	$27,735	$1,811,535
Purchases	591,907	96,098	29,591	717,596
Sales	(101,802)	(9,800)	(12,316)	(123,918)
Paydowns	(351,854)	(24,041)	(1,562)	(377,457)
Accretion of discount	9,459	1,064	24	10,547
Net realized gains (losses)	1,426	(127)	9,523	10,822
Net change in unrealized appreciation (depreciation)	2,037	14,447	4,474	20,958
Balance, end of year	$1,674,715	$337,899	$57,469	$2,070,083
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$1,784	$14,174	$4,921	$20,879

	Financial Assets
	For the Year Ended December 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$1,159,906	$197,732	$12,510	$1,370,148
Purchases	568,129	120,373	13,677	702,179
Sales	(24,295)	(2,673)	(54)	(27,022)
Paydowns	(171,345)	(41,303)	(368)	(213,016)
Accretion of discount	6,653	1,299	14	7,966
Net realized gains (losses)	(4,697)	(10)	(446)	(5,153)
Net change in unrealized appreciation (depreciation)	(10,809)	(15,160)	2,402	(23,567)
Balance, end of year	$1,523,542	$260,258	$27,735	$1,811,535
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statement of Operations	$(10,818)	$(14,899)	$2,402	$(23,315)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2021 and 2020:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2021			Low	High
Investments in First Lien Debt	$1,430,227	Discounted Cash Flow	Discount Rate	3.90%	13.99%	7.13%
	233,652	Consensus Pricing	Indicative Quotes	98.00%	100.00%	98.17%
	10,836	Income Approach	Discount Rate	11.55%	11.55%	11.55%
Total First Lien Debt	1,674,715
Investments in Second Lien Debt	300,262	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.55%
	37,637	Consensus Pricing	Indicative Quotes	97.25%	98.00%	97.43%
Total Second Lien Debt	337,899
Investments in Equity	57,469	Income Approach	Discount Rate	7.22%	10.19%	8.31%
		Market Approach	Comparable Multiple	9.10x	16.43x	11.86x
Total Equity Investments	57,469
Total Level 3 Investments	$2,070,083

	Fair Value as of December 31, 2020	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$1,154,102	Discounted Cash Flow	Discount Rate	4.36%	16.60%	7.52%
	361,290	Consensus Pricing	Indicative Quotes	89.11%	100.00%	97.73%
Total First Lien Debt	8,150	Income Approach	Discount Rate	12.80%	12.80%	12.80%
Total First Lien Debt	1,523,542
Investments in Second Lien Debt	214,520	Discounted Cash Flow	Discount Rate	7.14%	15.27%	9.96%
	45,738	Consensus Pricing	Indicative Quotes	82.88%	100.00%	87.75%
Total Second Lien Debt	260,258
Investments in Equity	27,735	Income Approach	Discount Rate	7.22%	11.17%	7.70%
		Market Approach	Comparable Multiple	7.67x	16.43x	9.10x
Total Equity Investments	27,735
Total Level 3 Investments	$1,811,535

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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$966,947	$966,947	$880,956	$880,956
Total	$966,947	$966,947	$880,956	$880,956

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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the “Order”) and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26 meeting was held by video- and telephone-conference. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee has been calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Original Investment Period which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Original Investment Period” commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021, the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Adviser agreed that effective September 12, 2021 the annual rate of its management fee will decrease from a rate of 1.25% to 1.00% of the Company’s average Capital Under Management. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
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

Below is a summary of the base management fees and incentive fees incurred under the Investment Advisory Agreement during the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Base management fees	$12,351	$11,631	$6,259
Incentive fees on pre-incentive fee net investment income	18,198	15,256	8,701
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	18,198	15,256	8,701
Total base management fees and incentive fees	$30,549	$26,887	$14,960
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
As of December 31, 2021 and 2020, $7,763 and $7,437, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff , to the extent internal audit performs a role in the Company’s internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the years ended December 31, 2021, 2020, and 2019, the Company incurred $892, $430 and $270, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2021 and 2020, $239 and $60, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2021, 2020 and 2019, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $794, $694 and $481, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2021 and 2020, $726 and $1,000, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the years ended December 31, 2021, 2020, and 2019 TCG earned $2,762, $2,310, $1,290, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid the amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, five of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $335, $239 and $195, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of December 31, 2021 and 2020, $99 and $60, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV2 are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2021 and 2020, asset coverage was 220.61% and 209.33%, respectively, and the Company, the SPV and SPV2 were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the Credit Facilities for the years ended December 31, 2021, 2020, and 2019.

	For the years ended December 31,
	2021	2020	2019
Outstanding borrowing, beginning of period	$880,956	$648,200	$217,700
Borrowings	445,420	702,597	986,666
Repayments	(354,096)	(475,381)	(558,300)
Foreign currency translation	(5,333)	5,540	2,134
Outstanding borrowing, end of period	$966,947	$880,956	$648,200
Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020. As of December 31, 2021, the Subscription Facility provides for secured borrowings of $50,000. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year as of December 31, 2021 and December 31, 2020 (1.55% per year as of December 31, 2019), subject to a 0.50% floor on LIBOR. The Company also pays a fee of 0.25% per year on undrawn amounts under the Subscription Facility.

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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021 and December 28, 2021. The SPV Credit Facility provides for secured borrowings of $700,000 ($600,000 prior to the December 2021 amendment) as of December 31, 2021, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2022, and a maturity date of April 1, 2025, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.40% per year (2.25% per year with a step-up based on collateral coverage and asset mix prior to the December 2021 amendment). The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021 and August 13, 2021. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $450,000 as of December 31, 2021 ($250,000 prior to the February 2021 and August 2021 amendments), subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through May 13, 2023, and a maturity date of May 13, 2028. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.66% (2.95% prior to the February 2021 amendment). SPV2 is pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

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

As of December 31, 2021 and 2020, the Company had no outstanding Repurchase Obligations. For the years ended December 31, 2021 and 2020, the Company entered into $58,921 and $27,396 of repurchase agreements, respectively, with a weighted average interest rate of 3.10% and 3.50%, respectively.

Summary of Credit Facilities
The Credit Facilities consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305

	December 31, 2020
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$75,000	$75,233	$—	$—
SPV Credit Facility	600,000	595,723	4,277	4,277
SPV2 Credit Facility	250,000	210,000	40,000	11,393
Total	$925,000	$880,956	$44,277	$15,670
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2021	2020	2019
Interest expense	$25,837	$22,425	$15,500
Facility unused commitment fee	270	992	899
Amortization of deferred financing costs	1,395	1,524	1,204
Total interest expense and credit facility fees	$27,502	$24,941	$17,603
Cash paid for interest expense	$24,642	$21,675	$13,274

Average principal debt outstanding	$961,892	$726,109	$392,145
Weighted average interest rate	2.65%	3.04%	3.90%
As of December 31, 2021 and 2020, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2021	2020
Interest expense payable	$5,506	$5,384
Unused commitment fees payable	70	86
Total interest expense and credit facility fees payable	$5,576	$5,470
Weighted average interest rate (1)	2.63%	2.63%
(1) Based on floating LIBOR rates.

    6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2021 and 2020:

	December 31,
Payment Due by Period	2021	2020
Less than 1 Year	$30,190	$—
1-3 Years	—	75,233
3-5 Years	594,357	595,723
More than 5 Years	342,400	210,000
Total	$966,947	$880,956
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2021 and 2020 for any such exposure.

As of December 31, 2021 and 2020, the Company had $1,227,312 and $1,227,312, respectively, in total capital commitments from stockholders, of which $64,700 and $259,700, respectively, was unfunded. As of December 31, 2021 and 2020, current officers had $300 and $450, respectively, in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2021	2020
Unfunded delayed draw commitments	$66,093	$71,561
Unfunded revolving commitments	70,272	56,362
Total unfunded commitments	$136,365	$127,923
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
The following tables summarize capital activity during the years ended December 31, 2021, 2020 and 2019:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2021	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Common stock issued	7,942,237	79	164,921	—	—	—	165,000
Net investment income (loss)	—	—	—	103,028	—	—	103,028
Net realized gain (loss)	—	—	—	—	10,822	—	10,822
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	20,958	20,958
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	(136)	5,469	5,333
Dividends declared	—	—	—	(102,036)	—	—	(102,036)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103	—	—	—
Balance, December 31, 2021	57,005,057	$570	$1,160,819	$2,212	$3,795	(1,155)	$1,166,241

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2020	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	13,293,597	133	259,687	—	—	—	259,820
Net investment income (loss)	—	—	—	86,391	—	—	86,391
Net realized gain (loss)	—	—	—	—	(5,153)	—	(5,153)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(23,512)	(23,512)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	(1,887)	(3,653)	(5,540)
Dividends declared	—	—	—	(85,979)	—	—	(85,979)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, December 31, 2020	49,062,820	$491	$996,001	$1,117	$(6,891)	(27,582)	$963,136

	Common Stock		Capital in Excess of Par Value	Subscribed But Unissued Shares	Subscription Receivable	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, January 1, 2019	14,229,500	$142	$291,820	$24,953	$(24,953)	$(141)	$(24)	$(2,583)	$289,214
Common stock issued	21,539,723	216	444,727	(24,953)	24,953	—	—	—	444,943
Net investment income (loss)	—	—	—	—	—	49,292	—	—	49,292
Net realized gain (loss) on investments	—	—	—	—	—	—	269	—	269
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	—	4,300	4,300
Realized and unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	—	(96)	(2,134)	(2,230)
Dividends declared	—	—	—	—	—	(48,679)	—	—	(48,679)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(219)	—	—	219	—	—	—
Balance, December 31, 2019	35,769,223	$358	$736,328	$—	$—	$691	$149	$(417)	$737,109
The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2021:

	Shares Issued	Proceeds Received
June 29, 2021	2,427,186	$50,000
September 22, 2021	2,405,003	50,000
December 30, 2021	3,110,048	65,000
Total	7,942,237	$165,000

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2020:

	Shares Issued	Proceeds Received
March 18, 2020	1,959,038	$40,004
March 31, 2020	7,168,466	140,000
May 28, 2020	2,636,256	49,816
December 30, 2020	1,529,837	30,000
Total	13,293,597	$259,820
    The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2019:

	Shares Issued	Proceeds Received
January 10, 2019	1,218,407	$24,953
February 28, 2019	1,677,049	35,000
March 26, 2019	1,940,070	39,990
May 8, 2019	1,195,615	25,000
June 26, 2019	2,912,624	60,000
August 14, 2019	2,873,565	60,000
September 25, 2019	3,654,971	75,000
November 6, 2019	4,847,311	100,000
December 26, 2019	1,220,111	25,000
Total	21,539,723	$444,943
    Subscription and share issuance transactions during the years ended December 31, 2021, 2020 and 2019 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.01 per share, $0.01 per share, and $0.07 per share for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year/period.
Basic and diluted earnings per common share were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$140,141	$52,186	$51,631
Weighted-average common shares outstanding	50,982,223	44,300,431	23,431,444
Basic and diluted earnings per common share	$2.75	$1.18	$2.20

The following table summarizes the Company’s dividends declared for the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 12, 2019	March 12, 2019	April 18, 2019	$0.47
June 11, 2019	June 11, 2019	July 18, 2019	$0.51
September 10, 2019	September 10, 2019	October 18, 2019	$0.50
December 10, 2019	December 10, 2019	January 17, 2020	$0.50
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 30, 2021	December 30, 2021	January 18, 2022	$0.48
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Per Share Data:
Net asset value per share, beginning of year	$19.63	$20.61	$20.32
Net investment income (loss) (1)	2.02	1.95	2.10
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.73	(1.00)	0.10
Net increase (decrease) in net assets resulting from operations	2.75	0.95	2.20
Dividends declared (2)	(1.93)	(1.94)	(1.98)
Effect of offering price of subscriptions (3)	0.01	0.01	0.07
Net asset value per share, end of year	$20.46	$19.63	$20.61
Number of shares outstanding, end of year	57,005,057	49,062,820	35,769,223
Total return based on net asset value (4)	14.06%	4.66%	11.17%
Net assets, end of year/period	$1,166,241	$963,136	$737,109
Ratio to average net assets:
Expenses before incentive fees	4.30%	4.60%	5.06%
Expenses after incentive fees	6.03%	6.34%	6.74%
Net investment income (loss)	9.82%	9.85%	9.54%
Interest expense and credit facility fees	2.62%	2.84%	3.41%
Ratios/Supplemental Data:
Asset coverage, end of year	220.61%	209.33%	213.72%
Portfolio turnover	25.67%	15.03%	12.47%
Total committed capital, end of year	1,227,312	1,227,312	1,227,687
Ratio of total contributed capital to total committed capital, end of year	94.73%	81.28%	60.09%
Weighted-average shares outstanding	50,982,223	44,300,431	23,431,444
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
(4)Total return based on net asset value is based on the change in net asset value per share during the year/period plus the declared dividends divided by the beginning net asset value for the year. Total return for the years ended December 31, 2021, 2020 and 2019 is inclusive of an increase (decrease) in net asset value related to the offering price of subscriptions $0.01 per share, $0.01 per share and $0.07 per share, respectively. Excluding the effects of these common stock issuances, total return would have been 14.01%, 4.61%, and 10.83%, respectively, for the years ended December 31, 2021, 2020 and 2019 (refer to Note 7, Net Assets, to these consolidated financial statements).
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2021 and 2020, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2021 and 2020.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2021 the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company’s first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2021 and 2020, permanent differences primarily due to non-deductible excise tax paid and non-deductible expenses from investments in partnerships resulted in a net decrease in total distributable loss by $103 and $14, respectively, and net decrease in additional paid-in capital in excess of par by $103 and $14, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the periods from July 1, 2021 to December 31, 2021 and July 1, 2020 to June 30, 2021 was as follows:

	For the Period from July, 1 2021 to December 31, 2021	For the Period from July 1, 2020 to June 30, 2021
Ordinary income	$53,771	$93,897
Long-term capital gains	$—	$—
Tax return of capital	$—	$—

Income Tax Information and Distributions to Stockholders
As of June 30, 2021 and June 30, 2020, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of
	June 30, 2021	June 30, 2020
Undistributed ordinary income	$25,096	$2,010
Other book/tax temporary differences(1)	(25,005)	(316)
Capital loss carryforwards	(3,233)	(2,156)
Net unrealized appreciation (depreciation) on investments(2)	1,989	(61,875)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	(4,424)	(452)
Total accumulated earnings (deficit)	$(5,577)	$(62,789)

(1)Consists of dividends payable as well as the unamortized portion of organization costs as of June 30, 2021 and June 30, 2020.
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
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of June 30, 2021 and June 30, 2020, the Company had $3,233 and $2,156, of capital loss carryforwards, respectively, of which $2,347 and $1,767 were short-term capital loss carryforwards, respectively, and $886 and $389, were long-term capital loss carryforwards, respectively.
11. SUBSEQUENT EVENTS
On January 21, 2022, stockholders approved (i) the conversion of the Company from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program by extending indefinitely the Company’s finite term and finite investment period and permitting the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”) and (ii) an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of the Investment Advisory Agreement. More specifically, in the case of the conversion to a perpetual life BDC, stockholders approved:
•extending indefinitely the Company’s term, which was scheduled to end at the close of business on November 9, 2025;
•extending indefinitely the Company’s investment period (the “Investment Period”), which was scheduled to end at the close of business on September 11, 2022 (the “Original Investment Period”); and
•permitting the Company to accept new subscriptions in the New Continuous Offering (collectively, the “Extension Proposal”).

In the case of the Amended and Restated Investment Advisory Agreement, stockholders approved:
•changing the calculation of the income-based incentive fee by reducing the income-based incentive fee rate to 12.5% from 15.0% and by reducing the “hurdle rate” to 1.25% (5.0% annualized) from 1.75% (7.0% annualized);
•reducing the capital gains incentive fee rate to 12.5% from 15.0%; and
•changing the calculation of the annual base management fee to 1.00% of the Company’s net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company’s average capital under management (collectively, the “Advisory Agreement Amendment Proposal” and together with the Extension Proposal, the “January 2022 Proposals”).

As a result of the stockholder approval of the January 2022 Proposals, the Company intends, subject to market and other conditions, to conduct recurring quarterly tender offers (“Quarterly Tender Offers”) for its common stock in order to offer regular liquidity to stockholders. Initially, the Company expects to offer to repurchase through the Quarterly Tender Offers at least 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the quarterly tender offer is conducted, at a specific per share price based on its net asset value per share as of the last date of the quarter in which the quarterly tender offer is conducted. The Company expects the first Quarterly Tender Offer to commence in the second calendar quarter of 2022.
If during any consecutive 24-month period, the Company does not engage in a Quarterly Tender Offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs; provided, however, that the Company will continue to use available funds and liquidity (a) to pay, and/or establish reserves for, our actual or anticipated expenses, including management and incentive fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, whether incurred before, during or after the end of the relevant 24-month period, (b) to fulfill investment commitments made or approved by our Investment Adviser's investment committee prior to the expiration of the relevant 24-month period, (c) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rate relating to such additional investments) and amounts to protect the value of existing investments (for example, without limitation, follow-on debt or equity investments made to protect existing investments) as necessary, (d) to engage in hedging transactions, (e) to fund obligations under any guarantee or indemnity made by us prior to the end of the relevant 24-month period, (f) to fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay or (g) as necessary for us to comply with applicable laws and regulations, including the Investment Company Act and the Code.
In addition to engaging in Quarterly Tender Offers, the Company anticipates that stockholders will be provided with additional liquidity through a special, one-time tender offer for up to $100 million of the Company’s common stock (the “Special Tender Offer”). The Company expects that the Special Tender Offer will be commenced during the first calendar quarter of 2022 at a specific price per share equal to our net asset value per share, as determined by the Company on its then-most recently completed valuation date. Any Special Tender Offer will be funded either by the Company, one of its affiliates, or a third party with the Company’s support, but as of this time it has not been determined which entity will engage in the Special Tender Offer.
Subsequent events have been evaluated through the date the consolidated financial statements were issued. Except as noted above, there have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed elsewhere in these consolidated financial statements.
On January 21, 2022, the Company and the Investment Adviser executed the Amended and Restated Investment Advisory Agreement.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
    None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

    PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business—Regulation—Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (1)

4.2	Description of Registered Securities *

10.1	Investment Advisory Agreement (1)

10.2	Amendment to Investment Advisory Agreement (8)

10.3	Amended and Restated Investment Advisory Agreement (10)

10.4	Administration Agreement (1)

10.5	Form of Indemnification Agreement (1)

10.6	Revolving Credit Agreement (1)

10.7	Master Custodian Agreement (2)

10.8
First Amendment, dated as of March 14, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, Bank of America, N.A. as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranger. (3)

10.9
Second Amendment, dated as of November 16, 2018, to the Revolving Credit Agreement, among TCG BDC II, Inc., as borrower, each of the Lenders party thereto, and Bank of America, N.A. as administrative agent.(4)

10.10
Loan and Security Agreement, dated as of April 1, 2019 and Conformed through Amendment No. 4 dated as of June 2, 2021, among TCG BDC II SPV LLC as borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer.(9)

10.11
First Amendment, dated as of December 28, 2021, to Amended and Restated Loan and Security Agreement, dated as of June 2, 2021 among TCG BDC II SPV LLC as borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer *

10.12
Loan and Security Agreement, dated as of May 13, 2020, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.†(5)

10.13
Fourth Amendment, dated as of October 2, 2020, to the Revolving Credit Agreement among TCG BDC II, Inc., as borrower, each of the lenders party thereto, and Bank of America, N.A., as administrative agent.(6)

10.14
First Amendment, dated February 11, 2021, to the Loan and Security Agreement, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.† (7)

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
(1)    Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
(2)    Incorporated by reference to the Company’s Form 10-K filed by the Company on March 1, 2018 (File No. 000-55848)
(3)    Incorporated by reference to the Company’s Form 10-Q filed by the Company on May 4, 2018 (File No. 000-55848)
(4)    Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed by the Company on February 28, 2019 (File No. 000-55848)
(5)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 11, 2020 (File No.814-01248)
(6)    Incorporated by reference to Exhibit 10.1. to the Company’s Form 10-Q filed by the Company on November 9, 2020 (File No. 814-01248)
(7)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on February 18, 2021 (File No. 814-01248)
(8)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed by the Company on February 26, 2021 (File No. 814-01248)
(9)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 11, 2021 (File No. 814-01248)
(10)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on January 25, 2022 (File No. 814-01248)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCG BDC II, INC.
Dated: February 28, 2022	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 28, 2022	By	/s/ Linda Pace
Linda Pace
Director and Chief Executive Officer (principal executive officer)

Dated: February 28, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 28, 2022	By	/s/ Peter Gaunt
Peter Gaunt
Treasurer (principal accounting officer)

Dated: February 28, 2022	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 28, 2022	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 28, 2022	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: February 28, 2022	By	/s/ Aren C. LeeKong
Aren C. LeeKong
Director

Dated: February 28, 2022	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: February 28, 2022	By	/s/ William H. Wright II
William H. Wright II
Director