Form 10-Q
period 2022-03-31
Carlyle Credit Solutions, Inc.
filed 2022-05-10
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 814-01248

Carlyle Credit Solutions, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	81-5320146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Vanderbilt Avenue, Suite 3400, New York, NY 10017	(212) 813-4900
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 10, 2022 was 57,005,057.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,980,691 and $2,070,975, respectively)	$1,961,355	$2,070,083
Cash, cash equivalents and restricted cash	65,771	65,838
Deferred financing costs	8,607	5,962
Receivable for investment sold/repaid	46,221	5,424
Interest receivable from non-controlled/non-affiliated investments	23,430	24,410
Prepaid expenses and other assets	1,674	1,427
Receivable for issuance of common stock	1,151	3,846
Total assets	$2,108,209	$2,176,990
LIABILITIES
Secured borrowings (Note 5)	$889,297	$966,947
Payable for investments purchased	18,834	93
Due to Investment Adviser	361	448
Interest and credit facility fees payable (Note 5)	5,494	5,576
Dividend payable (Note 7)	34,417	27,362
Management and incentive fees payable (Note 4)	7,720	7,763
Administrative service fees payable (Note 4)	494	239
Other accrued expenses and liabilities	2,390	2,321
Total liabilities	959,007	1,010,749
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 57,005,057 and 57,005,057 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	570	570
Paid-in capital in excess of par value	1,160,819	1,160,819
Total distributable earnings (loss)	(12,187)	4,852
Total net assets	$1,149,202	$1,166,241
NET ASSETS PER SHARE	$20.16	$20.46
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2022	March 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$42,909	$36,824
Other income	1,937	1,025
Total investment income from non-controlled/non-affiliated investments	44,846	37,849
Total investment income	44,846	37,849
Expenses:
Management fees (Note 4)	2,800	3,075
Net investment income incentive fees (Note 4)	4,917	4,126
Professional fees	1,172	385
Administrative service fees (Note 4)	314	154
Interest expense (Note 5)	6,198	5,861
Credit facility fees (Note 5)	704	358
Directors’ fees and expenses	95	59
Other general and administrative	670	429
Total expenses	16,870	14,447
Net investment income (loss)	27,976	23,402
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	4,532	1,815
Currency gains (losses) on non-investment assets and liabilities	(1,338)	(42)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(18,444)	12,159
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	4,652	635
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	(10,598)	14,567
Net increase (decrease) in net assets resulting from operations	$17,378	$37,969
Basic and diluted earnings per common share (Note 7)	$0.30	$0.77
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	57,005,057	49,062,820
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month period ended
	March 31, 2022	March 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$27,976	$23,402
Net realized gain (loss) on investments and non-investment assets and liabilities	3,194	1,773
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(13,792)	12,794
Net increase (decrease) in net assets resulting from operations	17,378	37,969
Capital transactions:
Common stock issued	—	—
Dividends declared (Note 10)	(34,417)	(23,550)
Net increase (decrease) in net assets resulting from capital share transactions	(34,417)	(23,550)
Net increase (decrease) in net assets	(17,039)	14,419
Net assets at beginning of period	1,166,241	963,136
Net assets at end of period	$1,149,202	$977,555
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month period ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,378	$37,969
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	403	285
Net accretion of discount on investments	(3,788)	(2,081)
Paid-in-kind interest	(2,382)	(1,616)
Net realized (gain) loss on investments	(4,532)	(1,773)
Net change in unrealized (appreciation) depreciation on investments	18,444	(12,159)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(4,652)	(635)
Cost of investments purchased and change in payable for investments purchased	(42,508)	(101,515)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	121,438	97,249
Changes in operating assets:
Interest receivable	980	(530)
Prepaid expenses and other assets	(247)	1,566
Changes in operating liabilities:
Due to Investment Adviser	(87)	(7)
Interest and credit facility fees payable	(82)	(95)
Management and incentive fees payable	(43)	(233)
Administrative service fees payable	255	1
Other accrued expenses and liabilities	69	152
Net cash provided by (used in) operating activities	100,646	16,578
Cash flows from financing activities:
Proceeds from issuance of common stock, net of change in receivable for issuance of common stock	2,695	—
Borrowings on the Credit Facilities	35,164	31,612
Repayments of the Credit Facilities	(108,162)	(35,612)
Dividends paid in cash	(27,362)	(23,766)
Debt issuance costs paid	(3,048)	(470)
Net cash provided by (used in) financing activities	(100,713)	(28,236)
Net increase (decrease) in cash, cash equivalents and restricted cash	(67)	(11,658)
Cash, cash equivalents and restricted cash, beginning of period	65,838	50,217
Cash, cash equivalents and restricted cash, end of period	$65,771	$38,559
Supplemental disclosures:
Interest paid during the period	$6,575	$5,956
Dividends declared during the period	$34,417	$23,550
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.0% of fair value)
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$17,229	$16,899	$17,301	1.51%
Airnov, Inc.	^#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/20/2019	12/19/2025	25,434	25,161	25,414	2.21
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.75%	2/17/2021	7/10/2026	496	499	488	0.04
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 8.75%, 1.50% PIK	10.75%	1/7/2019	4/8/2022	38,239	38,239	38,239	3.33
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	26,978	26,766	26,435	2.30
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	529	519	529	0.05
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,613	43,624	3.80
Apptio, Inc.	^+#	(2)(3)(6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	36,488	36,085	36,488	3.18
Ascend Buyer, LLC	#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	12,806	12,546	12,476	1.09
Associations, Inc.	^#	(2)(3)(6)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	12,609	12,496	12,281	1.07
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	36,750	36,079	33,351	2.90
Barnes & Noble, Inc.	+#	(2)(3)(10)	Retail	L + 6.50%	9.31%	8/7/2019	12/20/2026	28,570	27,696	28,214	2.46
BlueCat Networks, Inc. (Canada)	+	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	22,878	22,497	23,053	2.01
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2019	9/30/2026	29,283	28,776	28,861	2.51
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(6)(7)	Consumer Goods: Non-Durable	L + 9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,307	4,996	0.43
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(6)(7)	Consumer Goods: Non-Durable	L + 6.25%	6.25%	10/20/2021	10/20/2028	€—	—	(30)	—
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	L + 5.50%	6.60%	5/1/2019	5/1/2025	39,064	38,582	38,927	3.39
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	14,341	14,271	14,173	1.23
Chudy Group, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	823	810	828	0.07
CircusTrix Holdings, LLC	^+	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,570	10,536	9,720	0.85
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	700	643	700	0.06
Cobblestone Intermediate Holdco LLC	#	(2)(3)	Consumer Services	L + 5.50%	6.50%	1/29/2020	1/29/2026	721	716	718	0.06
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	41,251	40,861	39,948	3.48
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(7)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	56,066	55,272	55,884	4.86
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,874	1,830	1,890	0.16

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR + 6.00%	6.75%	3/11/2021	4/3/2028	$11,499	$11,343	$11,337	0.99%
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	2/15/2018	5/31/2022	16,139	14,730	11,879	1.03
Diligent Corporation	^	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	650	636	647	0.06
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,928	1,885	1,896	0.17
Dwyer Instruments, Inc	#	(2)(3)(6)	Capital Equipment	L + 5.50%	6.50%	7/21/2021	7/21/2027	12,246	12,002	12,208	1.06
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	14,214	13,918	13,883	1.21
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	890	873	878	0.08
Ethos Veterinary Health LLC	+#	(2)(3)	Consumer Services	L + 4.75%	5.21%	5/17/2019	5/15/2026	10,701	10,637	10,701	0.93
Flagship Intermediate Holdco, LLC	^+	(2)(3)(6)(13)	Consumer Services	SOFR + 5.50%	6.50%	2/18/2022	2/18/2028	6,072	5,717	5,710	0.50
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,870	14,740	1.28
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)	Banking, Finance, Insurance & Real Estate	SONIA + 5.26%, 3.47% PIK	9.48%	2/28/2022	2/28/2029	£7,130	9,280	8,851	0.77
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	SONIA + 5.00%, 2.75% PIK	8.50%	2/28/2022	2/28/2029	£206	165	256	0.02
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2024	11,039	10,982	11,022	0.96
Heartland Home Services, Inc	+#	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	32,114	31,578	32,051	2.79
Heartland Home Services, Inc	^	(2)(3)(6)	Consumer Services	L + 5.75%	6.50%	2/10/2022	12/15/2026	—	(49)	(57)	(0.01)
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,636	18,216	18,806	1.64
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,119	16,188	1.41
iCIMS, Inc.	+#	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,718	29,019	2.53
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.56%	2/21/2020	11/22/2025	20,038	19,731	20,028	1.74
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€33,000	39,140	35,502	3.09
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	24,539	24,297	24,002	2.09
Integrity Marketing Acquisition, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/7/2020	8/27/2025	7,893	7,829	7,692	0.67
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	L + 5.75%	6.75%	12/22/2021	12/22/2027	15,339	14,956	15,048	1.31
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2026	25,242	24,908	25,208	2.19
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/3/2025	28,239	27,902	27,981	2.43

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	52,298	51,576	48,213	4.20
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	$9,950	$9,766	$9,701	0.84%
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	1,504	1,489	1,240	0.11
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	7.82%	6/10/2021	6/10/2027	41,478	40,644	39,315	3.42
Material Holdings, LLC	#	(2)(3)(6)	Business Services	L + 5.75%	6.75%	8/19/2021	8/19/2027	15,003	14,683	14,472	1.26
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	43,852	42,972	41,767	3.63
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR + 6.00%	7.00%	12/23/2021	12/23/2027	10,738	10,438	10,507	0.91
MMIT Holdings, LLC	#	(2)(3)(6)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	10,937	10,717	10,697	0.93
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,662	9,618	9,414	0.82
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	7/12/2021	7/12/2027	6,444	6,328	6,286	0.55
PF Atlantic Holdco 2, LLC	^#	(2)(3)(6)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	11/12/2021	11/12/2027	27,654	26,900	27,037	2.35
PF Growth Partners, LLC	+	(2)(3)	Hotel, Gaming & Leisure	L + 5.00%	6.00%	7/1/2019	7/11/2025	8,019	7,946	7,885	0.69
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(7)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,324	14,791	1.29
PXO Holdings I Corp.	^+	(2)(3)(6)(13)	Chemicals, Plastics & Rubber	SOFR + 5.50%	6.25%	3/8/2022	3/8/2028	7,395	7,202	7,201	0.63
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	11/19/2020	11/19/2026	14,588	14,308	14,248	1.24
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	3/1/2021	3/1/2027	8,860	8,650	8,604	0.75
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2024	40,769	40,355	40,388	3.51
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	69,007	69,006	6.00
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,524	19,303	19,524	1.70
RSC Acquisition, Inc.	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.28%	11/1/2019	11/1/2026	33,813	33,322	32,675	2.84
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	29,803	29,449	25,461	2.22
Smarsh Inc.	^+	(2)(3)(6)	Software	SOFR + 6.50%	7.25%	2/18/2022	2/18/2029	3,265	3,181	3,180	0.28
SPay, Inc.	^+	(2)(3)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	23,440	23,269	20,445	1.78
Speedstar Holding, LLC	+#	(2)(3)(6)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,157	26,641	27,164	2.36
Tank Holding Corp.	^+	(2)(3)(6)(13)	Capital Equipment	SOFR + 6.00%	6.75%	3/31/2022	3/31/2028	18,966	18,569	18,569	1.62
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	28,778	28,351	24,008	2.09
Trafigura Trading LLC	^	(2)(3)(6)(12)	Metals & Mining	L + 8.40%	9.37%	7/26/2021	7/18/2022	4,174	4,213	4,207	0.37

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2019	12/2/2025	42,320	41,590	41,636	3.62
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,629	19,835	20,608	1.79%
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€3,119	3,537	3,658	0.32
US INFRA SVCS Buyer, LLC	+#	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	4/13/2020	4/13/2026	$59,094	58,112	57,028	4.96
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2021	10/19/2027	998	979	967	0.08
U.S. Legal Support, Inc.	^+	(2)(3)(6)(13)	Business Services	SOFR + 5.75%	6.75%	11/30/2018	11/30/2024	21,836	21,615	21,383	1.86
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	27,832	27,605	27,386	2.38
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	7/1/2021	9/13/2024	4,945	4,857	4,888	0.43
Wineshipping.com LLC	#	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.75%	6.75%	10/29/2021	10/29/2027	14,425	14,089	14,074	1.22
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2021	9/13/2027	448	439	435	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	L + 5.25%	6.32%	9/30/2020	11/1/2025	9,877	9,637	9,877	0.86
First Lien Debt Total									$1,632,598	$1,607,929	139.94%
Second Lien Debt (15.0% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$6,767	$6,616	$6,597	0.57%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	30,327	29,788	31,540	2.74
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.73%	2/1/2019	2/1/2027	21,047	20,663	19,530	1.70
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	38,180	37,192	38,218	3.33
AQA Acquisition Holdings, Inc.	+	(2)(3)	High Tech Industries	L + 7.50%	8.50%	5/14/2021	3/3/2029	5,538	5,412	5,534	0.48
Blackbird Purchaser, Inc.	^+	(2)(3)(6)	Capital Equipment	L + 7.50%	8.25%	12/14/2021	4/8/2027	9,194	8,961	8,739	0.76
Brave Parent Holdings, Inc.	+	(2)(3)	Software	L + 7.50%	7.96%	10/3/2018	4/19/2026	18,197	17,937	18,197	1.58
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.71%	2/11/2020	7/30/2026	18,600	18,229	18,786	1.63
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	L + 8.00%	8.46%	6/13/2019	6/18/2027	23,450	23,198	20,947	1.82
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	L + 7.50%	7.85%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	L + 5.50%, 2.00% PIK	8.50%	10/28/2020	10/28/2028	13,878	13,529	13,945	1.21
Peraton Corp.	+	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	11,941	11,777	11,798	1.03
Quartz Holding Company	+	(2)(3)	Software	L + 8.00%	8.46%	4/2/2019	4/2/2027	11,900	11,734	11,900	1.04

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA + 8.50%	9.19%	3/12/2020	3/12/2028	€20,000	24,802	22,445	1.95
TruGreen Limited Partnership	+	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	$13,000	$12,775	$13,089	1.14%
World 50, Inc.	#	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,610	23,022	2.00
WP CPP Holdings, LLC	+	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	29,500	29,303	28,659	2.49
Second Lien Debt Total									$297,254	$294,677	25.62%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost		Fair Value (5)	Percentage of Net Assets
Equity Investments (3.0% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592		$592	$729	0.06%
Appriss Health, LLC	^	(8)	Healthcare & Pharmaceuticals	5/6/2021	—		457	458	0.04
Atlas Ontario LP (Canada)	^	(8)(7)	Business Services	4/7/2021	5,114		5,114	5,114	0.45
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172		172	558	0.05
Blackbird Holdco, Inc.	^	(8)	Capital Equipment	12/14/2021	7		6,542	6,548	0.57
Buckeye Parent, LLC	^	(8)	Automotive	12/22/2021	442		442	442	0.04
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433		433	683	0.06
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250		250	579	0.05
ECP Parent, LLC	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	268		—	290	0.03
GB Vino Parent, L.P.	^	(8)	Beverage, Food & Tobacco	10/29/2021	4		351	351	0.03
Integrity Marketing Group, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,425		15,125	15,173	1.32
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433		306	690	0.06
Mailgun Technologies, Inc.	^	(8)	High Tech Industries	3/26/2019	51		—	367	0.03
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315		2,315	1,881	0.16
Pascal Ultimate Holdings, L.P	^	(8)	Capital Equipment	7/21/2021	36		363	363	0.03
Profile Holdings I, LP	^	(8)	Chemicals, Plastics & Rubber	3/8/2022	3		262	262	0.02
Sinch AB (Sweden)	^	(8)	High Tech Industries	3/26/2019	53	kr	594	364	0.03
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850		—	1,982	0.17
Titan DI Preferred Holdings, Inc.	^	(8)	Energy: Oil & Gas	2/11/2020	13,270		13,021	13,403	1.17
Turbo Buyer, Inc.	^	(8)	Automotive	12/2/2019	1,925		933	2,872	0.25
Unifrutti Financing PLC (Cyprus)	^	(8)	Beverage, Food & Tobacco	10/22/2020	2		€1,984	2,670	0.23
Unifrutti Financing PLC (Cyprus)	^	(8)	Beverage, Food & Tobacco	10/22/2020	1		€532	873	0.08

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
U.S. Legal Support Investment Holdings, LLC	^	(8)	Business Services	11/30/2018	641	641	942	0.08
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	190	752	0.07
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	$220	$403	0.04%
Equity Investments Total						$50,839	$58,749	5.12%
Total investments—non-controlled/non-affiliated						$1,980,691	$1,961,355	170.68%
Total investments						$1,980,691	$1,961,355	170.68%
^ Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (the “SPV”) or Carlyle Credit Solutions SPV2 LLC ("SPV2").
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

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate ("SOFR") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. As of March 31, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 0.45%, the 90-day LIBOR at 0.96%, the 180-day LIBOR rate at 1.47%, the 30-day SOFR at 0.30%, and the 90-day SOFR at 0.68%.
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
(6)As of March 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$1,000	$4
Advanced Web Technologies Holding Company	Revolver	0.50	1,708	6
Airnov, Inc.	Revolver	0.50	2,292	(2)
American Physician Partners, LLC	Revolver	0.50	550	—
Analogic Corporation	Revolver	0.50	735	(14)
Applied Technical Services, LLC	Revolver	0.50	45	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Appriss Health, LLC	Revolver	0.50	$2,963	$(51)
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,070	(25)
Associations, Inc.	Revolver	0.50	723	(18)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(114)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	(24)
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	(7)
Chartis Holding, LLC	Revolver	0.50	2,401	(8)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(10)
Chudy Group, LLC	Delayed Draw	1.00	138	1
Chudy Group, LLC	Revolver	0.50	34	—
Comar Holding Company, LLC	Revolver	0.50	2,935	(87)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(9)
DCA Investment Holding LLC	Delayed Draw	1.00	809	(11)
Diligent Corporation	Revolver	0.50	47	—
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50	599	(2)
Ellkay, LLC	Revolver	0.50	1,786	(37)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	20	—
Flagship Intermediate Holdco, LLC	Delayed Draw	1.00	12,000	(240)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(40)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.30	£2,608	(60)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(2)
Heartland Home Services, Inc	Delayed Draw	—	5,145	(58)
Heartland Home Services, Inc	Delayed Draw	1.00	91	—
Heartland Home Services, Inc	Revolver	0.50	2,570	(5)
Hercules Borrower LLC	Revolver	0.50	1,929	16
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(37)
Individual FoodService Holdings, LLC	Revolver	0.50	2,087	—
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(48)
Jeg's Automotive, LLC	Revolver	0.50	1,292	(19)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(3)
Kaseya, Inc.	Delayed Draw	1.00	484	(4)
Kaseya, Inc.	Revolver	0.50	1,543	(13)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Liqui-Box Holdings, Inc.	Revolver	0.50	$1,126	$(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(214)
LVF Holdings, Inc.	Revolver	0.50	1,109	(51)
Material Holdings, LLC	Delayed Draw	—	1,916	(58)
Material Holdings, LLC	Revolver	1.00	652	(20)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(196)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(54)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	4,132	(61)
Medical Manufacturing Technologies, LLC	Revolver	0.50	806	(12)
MMIT Holdings, LLC	Revolver	0.50	980	(20)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.80	9,517	(147)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(43)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	27
PXO Holdings I Corp.	Delayed Draw	1.00	1,643	(33)
PXO Holdings I Corp.	Revolver	0.50	657	(13)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(67)
Quantic Electronics, LLC	Revolver	0.50	557	(12)
Quantic Electronics, LLC	Revolver	0.50	824	(18)
RSC Acquisition, Inc.	Revolver	0.50	1,096	(36)
Sapphire Convention, Inc.	Revolver	0.50	2,652	(355)
Smarsh Inc.	Delayed Draw	1.00	816	(16)
Smarsh Inc.	Revolver	0.50	204	(4)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	1
Tank Holding Corp.	Revolver	0.50	828	(17)
TCFI Aevex LLC	Delayed Draw	1.00	521	(84)
TCFI Aevex LLC	Delayed Draw	1.00	417	(67)
Trafigura Trading LLC	Revolver	0.50	5,722	(43)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(33)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	9,972	(298)
U.S. Legal Support, Inc.	Revolver	0.50	757	(15)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)
Total unfunded commitments			$147,645	$(3,064)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2022, the aggregate fair value of these securities is $58,749, or 5.12% of the Company's net assets.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

(9)Loan was on non-accrual status as of March 31, 2022.
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
(12)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 9.37%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(13)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
As of March 31, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,632,598	$1,607,929	82.0%
Second Lien Debt	297,254	294,677	15.0
Equity Investments	50,839	58,749	3.0
Total	$1,980,691	$1,961,355	100.0%
The rate type of debt investments at fair value as of March 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	1,882,870	1,855,318	97.5%
Fixed Rate	46,982	47,288	2.5%
Total	$1,929,852	$1,902,606	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of March 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$198,113	$191,272	9.8%
Automotive	98,091	101,107	5.2
Banking, Finance, Insurance & Real Estate	134,535	134,071	6.9
Beverage, Food & Tobacco	105,774	103,994	5.3
Business Services	170,392	167,681	8.5
Capital Equipment	73,795	75,573	3.9
Chemicals, Plastics & Rubber	78,097	78,922	4.0
Construction & Building	41,272	41,142	2.1
Consumer Goods: Durable	439	435	—
Consumer Goods: Non-Durable	5,307	4,966	0.3
Consumer Services	71,011	72,089	3.7
Containers, Packaging & Glass	99,271	98,260	5.0
Energy: Oil & Gas	40,868	41,603	2.1
Environmental Industries	76,328	75,834	3.9
Healthcare & Pharmaceuticals	162,611	160,116	8.2
High Tech Industries	109,362	110,280	5.6
Hotel, Gaming & Leisure	129,097	120,819	6.2
Media: Diversified & Production	69,007	69,006	3.5
Metals & Mining	4,213	4,207	0.2
Retail	27,696	28,214	1.4
Software	234,551	234,192	11.9
Sovereign & Public Finance	172	558	—
Telecommunications	30,085	26,108	1.3
Utilities: Electric	873	878	—
Wholesale	19,731	20,028	1.0
Total	$1,980,691	$1,961,355	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of March 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	120,174	122,081	6.2%
Cyprus	25,888	27,809	1.4
Italy	5,307	4,966	0.3
Luxembourg	75,219	68,853	3.5
Sweden	594	364	—
United Kingdom	73,653	72,506	3.7
United States	1,679,856	1,664,776	84.9
Total	$1,980,691	$1,961,355	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (80.9% of fair value)
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	12/17/2020	12/17/2026	$14,357	$14,014	$14,555	1.25%
Airnov, Inc.	^#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.00%	6.00%	12/20/2019	12/19/2025	24,869	24,578	24,869	2.13
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	4.46%	2/17/2021	7/10/2026	497	500	498	0.04
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.75%, 1.50% PIK	9.25%	1/7/2019	2/21/2022	38,097	38,093	38,097	3.27
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.25%	6/22/2018	6/22/2024	26,675	26,441	26,395	2.26
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	L + 5.75%	6.75%	12/29/2020	12/29/2026	536	525	534	0.05
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,581	44,493	3.82
Apptio, Inc.	^+#	(2)(3)(6)	Software	L + 7.25%	8.25%	1/10/2019	1/10/2025	36,488	36,053	36,488	3.13
Ascend Buyer, LLC	#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	12,838	12,569	12,618	1.08
Associations, Inc.	#	(2)(3)(6)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	11,570	11,457	11,599	0.99
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	L + 6.00%	7.00%	12/24/2019	12/24/2026	36,844	36,142	33,192	2.85
Avenu Holdings, LLC	+#	(2)(3)	Sovereign & Public Finance	L + 5.25%	6.25%	9/28/2018	9/28/2024	37,882	37,621	37,880	3.25
Barnes & Noble, Inc.	+#	(2)(3)(10)	Retail	L + 6.50%	7.50%	8/7/2019	12/20/2026	28,933	27,917	28,146	2.41
BlueCat Networks, Inc. (Canada)	+	(2)(3)(7)	High Tech Industries	L + 6.25%	7.25%	10/30/2020	10/30/2026	22,936	22,540	23,165	1.99
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	L + 5.50%	6.50%	9/30/2019	9/30/2026	29,357	28,826	28,906	2.48
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(6)	Consumer Goods: Non-Durable	L + 9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,312	5,167	0.44
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(6)	Consumer Goods: Non-Durable	L + 6.25%	6.25%	10/20/2021	10/20/2028	€—	(9)	(9)	—
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	L + 5.50%	6.50%	5/1/2019	5/1/2025	39,165	38,647	39,165	3.36
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(6)	Software	L + 4.50%	5.50%	8/30/2018	8/30/2024	14,378	14,297	14,309	1.23
Chudy Group, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	826	812	842	0.07
CircusTrix Holdings, LLC	^+	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,528	10,492	9,401	0.81
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	697	640	697	0.06
Cobblestone Intermediate Holdco LLC	#	(2)(3)	Consumer Services	L + 5.50%	6.25%	1/29/2020	1/29/2026	723	718	712	0.06
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.75%	6/18/2018	6/18/2024	41,358	40,925	40,472	3.47

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(6)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	$56,209	$55,372	$56,180	4.82%
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	1,879	1,833	1,902	0.16%
DCA Investment Holding, LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.25%	7.00%	3/11/2021	3/12/2027	10,841	10,678	10,777	0.92
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	2/15/2018	5/31/2022	16,140	14,730	10,836	0.93
Designer Brands Inc.	+#	(2)(3)(7)	Retail	L + 8.50%	9.75%	8/7/2020	8/7/2025	34,090	33,436	33,691	2.88
Diligent Corporation	^	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	8/4/2020	8/4/2025	603	587	616	0.05
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	L + 4.75%	5.75%	12/18/2018	9/30/2023	1,934	1,883	1,907	0.16
Dwyer Instruments, Inc	#	(2)(3)(6)	Capital Equipment	L + 5.50%	6.25%	7/21/2021	7/21/2027	12,463	12,206	12,427	1.07
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	14,249	13,943	13,923	1.19
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	L + 5.75%	6.75%	4/19/2021	4/19/2028	887	869	879	0.08
Ethos Veterinary Health LLC	+#	(2)(3)	Consumer Services	L + 4.75%	4.85%	5/17/2019	5/15/2026	10,720	10,652	10,720	0.92
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	L + 6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,858	14,870	1.28
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	L + 5.25%	6.25%	12/13/2017	12/13/2024	11,487	11,425	11,365	0.97
Heartland Home Services, Inc	+#	(2)(3)(6)	Consumer Services	L + 6.00%	7.00%	12/15/2020	12/15/2026	30,096	29,538	30,233	2.59
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	12/14/2020	12/14/2026	18,453	18,012	18,865	1.62
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,108	16,101	1.38
iCIMS, Inc.	+#	(2)(3)	Software	L + 6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,693	29,019	2.49
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.25%	2/21/2020	11/22/2025	18,952	18,623	18,958	1.63
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€33,000	39,110	36,537	3.13
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	1/15/2020	8/27/2025	24,601	24,345	24,476	2.10
Integrity Marketing Acquisition, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	8/7/2020	8/27/2025	7,913	7,844	7,832	0.67
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	L + 5.75%	6.75%	12/22/2021	12/22/2027	15,000	14,602	14,602	1.25
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	6.00%	7/3/2019	7/1/2026	25,305	25,010	25,261	2.17
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	L + 5.50%, 1.00% PIK	7.50%	5/3/2019	5/3/2025	28,064	27,705	27,886	2.39
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	L + 5.75%	6.75%	10/18/2019	10/18/2026	52,420	51,662	48,069	4.12
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	9,975	9,785	9,816	0.84

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	5.50%	6/3/2019	6/3/2024	$1,490	$1,474	$1,229	0.11%
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	41,227	40,357	40,056	3.43
Material Holdings, LLC	#	(2)(3)(6)	Business Services	L + 5.75%	6.50%	8/19/2021	8/19/2027	14,886	14,552	14,692	1.26
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	43,942	43,025	42,869	3.68
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR + 6.00%	7.00%	12/23/2021	12/23/2027	10,640	10,327	10,327	0.89
MMIT Holdings, LLC	#	(2)(3)(6)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	11,087	10,858	10,853	0.93
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.50%	5/9/2018	5/11/2023	9,688	9,634	9,424	0.81
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	7.00%	7/12/2021	7/12/2027	7,182	7,048	7,083	0.61
PF Atlantic Holdco 2, LLC	^#	(2)(3)(6)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	11/12/2021	11/12/2027	27,723	26,941	26,923	2.31
PF Growth Partners, LLC	+	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%	6.50%	7/1/2019	7/11/2025	8,039	7,962	7,922	0.68
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(6)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,313	14,791	1.27
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	11/19/2020	11/19/2026	14,625	14,333	14,418	1.24
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	3/1/2021	3/1/2027	8,882	8,663	8,727	0.75
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	L + 6.00%	7.00%	11/13/2018	6/6/2024	40,864	40,370	40,863	3.50
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	L + 6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,949	68,832	5.90
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	6.75%	5/22/2019	5/22/2025	19,574	19,337	19,574	1.68
RSC Acquisition, Inc.	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.50%	6.25%	11/1/2019	11/1/2026	34,486	33,970	34,622	2.97
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	L + 6.25%	7.25%	11/20/2018	11/20/2025	29,906	29,528	25,528	2.19
SPay, Inc.	^+	(2)(3)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	23,005	22,809	20,218	1.73
Speedstar Holding, LLC	+#	(2)(3)(6)	Automotive	L + 7.00%	8.00%	1/22/2021	1/22/2027	27,225	26,687	27,536	2.36
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	28,867	28,414	24,601	2.11
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SONIA + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,299	26,332	28,830	2.47
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2)(3)(7)(6)	Banking, Finance, Insurance & Real Estate	SONIA + 6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£6,164	7,778	9,848	0.84
Trafigura Trading LLC	^	(2)(3)(6)(12)	Metals & Mining	L + 8.40%	8.75%	7/26/2021	7/18/2022	2,236	2,234	2,086	0.18
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	L + 6.00%	7.00%	12/2/2019	12/2/2025	42,428	41,652	41,537	3.56
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,536	19,701	21,473	1.84
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€3,036	3,439	3,559	0.31

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
US INFRA SVCS Buyer, LLC	+#	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	4/13/2020	4/13/2026	$58,708	$57,673	$57,068	4.89%
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2021	10/19/2027	1,000	981	980	0.08
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	L + 5.50%	6.50%	11/30/2018	11/30/2024	21,513	21,271	21,263	1.82
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	L + 5.75%	6.75%	9/13/2018	9/13/2024	27,920	27,673	27,661	2.37
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	7.25%	7/1/2021	9/13/2024	4,958	4,865	4,929	0.42
Wineshipping.com LLC	#	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.75%	6.75%	10/29/2021	10/29/2027	14,459	14,110	14,111	1.21
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2021	9/13/2027	449	440	440	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	L + 5.25%	6.25%	9/30/2020	11/1/2025	9,903	9,650	9,903	0.85
First Lien Debt Total									$1,683,550	$1,674,715	143.60%
Second Lien Debt (16.3% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L+9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$6,590	$6,432	$6,425	0.55%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.25%	1/17/2020	1/17/2028	30,327	29,771	31,464	2.69
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	7.60%	2/1/2019	2/1/2027	21,047	20,647	19,600	1.68
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	38,180	37,168	38,394	3.29
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	L + 7.50%	8.00%	5/14/2021	3/3/2029	5,538	5,409	5,543	0.48
Blackbird Purchaser, Inc.	^	(2)(3)(6)	Capital Equipment	L + 7.50%	8.25%	12/14/2021	4/8/2027	9,195	8,949	8,949	0.77
Brave Parent Holdings, Inc.	+	(2)(3)	Software	L + 7.50%	7.60%	10/3/2018	4/19/2026	18,197	17,923	18,197	1.56
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	8.35%	2/11/2020	7/30/2026	18,600	18,212	18,786	1.61
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	L + 8.00%	8.10%	6/13/2019	6/18/2027	23,450	23,188	20,826	1.79
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	L + 7.50%	7.85%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	L + 5.50%, 2.00% PIK	8.50%	10/28/2020	10/28/2028	13,806	13,446	13,806	1.18
Peraton Corp.	^	(2)(3)	Aerospace & Defense	L + 7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,126	12,345	1.06
Quartz Holding Company	+	(2)(3)	Software	L + 8.00%	8.10%	4/2/2019	4/2/2027	11,900	11,728	11,900	1.02
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA + 8.50%	8.60%	3/12/2020	3/12/2028	£20,000	24,787	22,263	1.91
Tank Holding Corp.	+#	(2)(3)	Capital Equipment	L + 8.25%	8.35%	3/26/2019	3/26/2027	41,479	40,905	41,894	3.59
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	L + 8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,769	13,260	1.14
World 50, Inc.	#	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,595	23,827	2.04

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
WP CPP Holdings, LLC	+	(2)(3)	Aerospace & Defense	L + 7.75%	8.75%	7/18/2019	4/30/2026	$29,500	$29,293	$28,689	2.46%
Second Lien Debt Total									$338,076	$337,899	28.97%

Investments—non-controlled/non-affiliated (1)			Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (2.8% of fair value)
ANLG Holdings, LLC	^		(8)	Capital Equipment	6/22/2018	592	$592	$821	0.07%
Appriss Health, LLC	^		(8)	Healthcare & Pharmaceuticals	5/6/2021	—	445	466	0.04
Atlas Ontario LP (Canada)	^		(7)(8)	Business Services	4/7/2021	5,114	5,114	5,114	0.44
Avenu Holdings, LLC	^		(8)	Sovereign & Public Finance	9/28/2018	172	172	491	0.04
Blackbird Holdco, Inc.	^		(8)	Capital Equipment	12/14/2021	6	6,308	6,308	0.54
Buckeye Parent, LLC	^		(8)	Automotive	12/22/2021	442	442	442	0.04
Chartis Holding, LLC	^		(8)	Business Services	5/1/2019	433	433	690	0.06
Cority Software Inc. (Canada)	^		(8)	Software	7/2/2019	250	250	454	0.04
ECP Parent, LLC	^		(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.02
GB Vino Parent, L.P.	^		(8)	Beverage, Food & Tobacco	10/29/2021	4	351	351	0.03
Integrity Marketing Group, LLC	^		(8)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,038	14,738	14,738	1.26
K2 Insurance Services, LLC	^		(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	651	0.06
Mailgun Technologies, Inc.	^		(8)	High Tech Industries	3/26/2019	104	—	1,328	0.11
North Haven Goldfinch Topco, LLC	^		(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,411	0.21
Pascal Ultimate Holdings, L.P	^		(8)	Capital Equipment	7/21/2021	36	364	364	0.03
Tank Holding Corp.	^		(8)	Capital Equipment	3/26/2019	850	482	1,260	0.12
Titan DI Preferred Holdings, Inc.	^		(8)	Energy: Oil & Gas	2/11/2020	12,843	12,587	12,969	1.11
Turbo Buyer, Inc.	^		(8)	Automotive	12/2/2019	1,925	933	2,774	0.24
Unifrutti Financing PLC (Cyprus)	^		(8)	Beverage, Food & Tobacco	10/22/2020	3	1,934	2,600	0.22
Unifrutti Financing PLC (Cyprus)	^	^	(8)	Beverage, Food & Tobacco	10/22/2020	—	532	837	0.07
USLS Acquisition, Inc.	^	^	(8)	Business Services	11/30/2018	641	641	940	0.08
W50 Parent LLC	^		(8)	Business Services	1/10/2020	500	190	762	0.07
Zenith American Holding, Inc.	^		(8)	Business Services	12/13/2017	440	220	408	0.03
Equity Investments Total							$49,349	$57,469	4.93%
Total investments—non-controlled/non-affiliated							$2,070,975	$2,070,083	177.50%
Total investments							$2,070,975	$2,070,083	177.50%
^ Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiary, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (the “SPV”) or Carlyle Credit Solutions SPV2 LLC (“SPV2”).

CARLYLE CREDIT SOLUTIONS, INC.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Cority Software Inc. (Canada)	Revolver	0.50%	$3,000	$(1)
DCA Investment Holding, LLC	Delayed Draw	1.00	1,495	(8)
Diligent Corporation	Delayed Draw	1.00	110	2
Diligent Corporation	Revolver	0.50	47	1
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50	411	(1)
Ellkay, LLC	Revolver	0.50	1,786	(37)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	25	—
Greenhouse Software, Inc.	Revolver	0.50	1,471	(29)
Harbour Benefit Holdings, Inc.	Revolver	0.50	813	(8)
Heartland Home Services, Inc	Delayed Draw	1.00	2,072	8
Heartland Home Services, Inc	Revolver	0.50	2,687	10
Hercules Borrower LLC	Revolver	0.50	2,160	43
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(48)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	48	—
Individual FoodService Holdings, LLC	Delayed Draw	1.00	750	—
Individual FoodService Holdings, LLC	Revolver	0.50	2,426	—
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(67)
Jeg's Automotive, LLC	Revolver	0.50	1,667	(33)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(4)
Kaseya, Inc.	Delayed Draw	1.00	585	(3)
Kaseya, Inc.	Revolver	0.50	1,542	(9)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	1,140	(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(116)
LVF Holdings, Inc.	Revolver	0.50	1,459	(36)
Material Holdings, LLC	Delayed Draw	—	1,916	(21)
Material Holdings, LLC	Revolver	1.00	806	(9)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(101)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(28)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	4,132	(83)
Medical Manufacturing Technologies, LLC	Revolver	0.50	930	(19)
MMIT Holdings, LLC	Revolver	0.50	857	(17)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(55)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(190)
Prophix Software Inc. (Canada)	Revolver	0.50	2,657	27

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Quantic Electronics, LLC	Revolver	0.50%	$557	$(7)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(41)
Quantic Electronics, LLC	Revolver	0.50	824	(11)
RSC Acquisition, Inc.	Revolver	0.50	510	2
Sapphire Convention, Inc.	Revolver	0.50	2,560	(345)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	38
TCFI Aevex LLC	Delayed Draw	1.00	521	(75)
TCFI Aevex LLC	Delayed Draw	1.00	417	(60)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.56	£1,902	399
Trafigura Trading LLC	Revolver	0.50	7,762	(133)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(43)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	9,972	(236)
US INFRA SVCS Buyer, LLC	Revolver	0.50	525	(12)
USLS Acquisition, Inc.	Revolver	0.50	1,134	(12)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)
Total unfunded commitments			$136,365	$(1,679)
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

CARLYLE CREDIT SOLUTIONS, INC.
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

CARLYLE CREDIT SOLUTIONS, INC.
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

CARLYLE CREDIT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2022
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
Carlyle Credit Solutions, Inc. (“CARS” or the “Company”) was formed on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc. Its name was changed to TCG BDC II, Inc. on March 3, 2017, and was changed again to Carlyle Credit Solutions, Inc. on March 29, 2022. The Company is structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (“Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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
On September 11, 2017 ("Commencement"), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's finite term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”).
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
Carlyle Credit Solutions SPV LLC (the “SPV”, formerly TCG BDC II SPV LLC) is a Delaware limited liability company that was formed on January 28, 2019. The SPV invests in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, January 28, 2019.
Carlyle Credit Solutions SPV 2 LLC (“SPV2”, formerly TCG BDC II SPV 2 LLC, and collectively with the SPV, the “SPVs”) is a Delaware limited liability company that was formed on March 10, 2020. SPV2 is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, March 10, 2020.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to these consolidated financial statements for further information about fair value measurements.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2022 and December 31, 2021, the Company had restricted cash balances of $46,850 and $31,553, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. As of March 31, 2022 and December 31, 2021, approximately $1,067 and $269, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $168,277 and $197,006, respectively, which represented approximately 8.6% and 9.5%, respectively, of total investments at fair value. For the three month periods ended March 31, 2022 and 2021, the Company earned $2,546 and $1,609, respectively, in PIK income, included in interest income in the Consolidated Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2022 and 2021, the Company earned $1,937 and $1,025, respectively, in other income, primarily from prepayment fees and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022 and December 31, 2021, the fair value of loans on non-accrual status was $11,879 and $10,836, respectively, which represented approximately 0.6% and 0.5%, respectively, of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2022 and December 31, 2021 and for the periods then ended.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax for the three month periods ended March 31, 2022 and 2021.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2022 and December 31, 2021.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2022 and 2021, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,607,929	$1,607,929
Second Lien Debt	—	—	294,677	294,677
Equity Investments	—	—	58,749	58,749
Total	$—	$—	$1,961,355	$1,961,355

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,674,715	$1,674,715
Second Lien Debt	—	—	337,899	337,899
Equity Investments	—	—	57,469	57,469
Total	$—	$—	$2,070,083	$2,070,083
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended March 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,674,715	$337,899	$57,469	$2,070,083
Purchases	62,012	248	1,371	63,631
Sales	—	—	—	—
Paydowns	(119,380)	(41,838)	(1,017)	(162,235)
Accretion of discount	3,013	768	7	3,788
Net realized gains (losses)	3,403	—	1,129	4,532
Net change in unrealized appreciation (depreciation)	(15,834)	(2,400)	(210)	(18,444)
Balance, end of period	$1,607,929	$294,677	$58,749	$1,961,355
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(10,752)	$(1,411)	$(210)	$(12,373)

	Financial Assets
	For the three month period ended March 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,523,542	$260,258	$27,735	$1,811,535
Purchases	102,970	12,184	374	115,528
Sales	(64,656)	—	(1,127)	(65,783)
Paydowns	(28,553)	(2,531)	—	(31,084)
Accretion of discount	1,914	155	12	2,081
Net realized gains (losses)	1,134	—	681	1,815
Net change in unrealized appreciation (depreciation)	5,304	5,537	1,318	12,159
Balance, end of period	$1,541,655	$275,603	$28,993	$1,846,251
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$5,212	$5,522	$1,398	$12,132

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2022 and December 31, 2021:

	Fair Value as of March 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,456,911	Discounted Cash Flow	Discount Rate	4.07%	14.40%	7.70%
	139,138	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.27%
	11,880	Income Approach	Discount Rate	11.56%	11.56%	11.56%
Total First Lien Debt	1,607,929
Investments in Second Lien Debt	266,018	Discounted Cash Flow	Discount Rate	7.26%	14.69%	9.66%
	28,659	Consensus Pricing	Indicative Quotes	97.15%	97.15%	97.15%
Total Second Lien Debt	294,677
Investments in Equity	58,749	Income Approach	Discount Rate	7.22%	10.12%	8.15%
		Market Approach	Comparable Multiple	9.10x	17.79x	11.21x
Total Equity Investments	58,749
Total Level 3 Investments	$1,961,355

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,430,227	Discounted Cash Flow	Discount Rate	3.90%	13.99%	7.13%
	233,652	Consensus Pricing	Indicative Quotes	98.00%	100.00%	98.17%
	10,836	Income Approach	Discount Rate	11.55%	11.55%	11.55%
Total First Lien Debt	1,674,715
Investments in Second Lien Debt	300,262	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.55%
	37,637	Consensus Pricing	Indicative Quotes	97.25%	98.00%	97.43%
Total Second Lien Debt	337,899
Investments in Equity	57,469	Income Approach	Discount Rate	7.22%	10.19%	8.31%
		Market Approach	Comparable Multiple	9.10x	16.43x	11.86x
Total Equity Investments	57,469
Total Level 3 Investments	$2,070,083

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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$889,297	$889,297	$966,947	$966,947
Total	$889,297	$889,297	$966,947	$966,947
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates and are categorized as Level 3 within the hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement renewed automatically for successive annual periods, provided that such continuance was specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the "Order") and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26 meeting was held by video- and telephone-conference. On October 11, 2021, the Board, including all of its Independent Directors, reviewed and approved the terms of an amended and restated investment advisory agreement for an initial term of two years, conditional upon stockholders’ approval of the proposal to convert the Company to a perpetual life BDC as discussed below. Pursuant to the Order and a determination by the Board that reliance on the Order was appropriate due to circumstances related to the current or potential side effects of COVID-19, the October 11, 2021 meeting was held by video- and telephone-conference.
Pursuant to the Investment Advisory Agreement, which was amended and restated effective as of January 21, 2022 as discussed below, and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
Under the Investment Advisory Agreement, the management fee was calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Original Investment Period (as defined below) which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Original Investment Period” commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021, the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Adviser agreed that effective September 12, 2021 the annual rate of its management fee would decrease from a rate of 1.25% to 1.00% of the Company's average Capital Under Management. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
Under the Investment Advisory Agreement, the incentive fee consisted of two parts. The first part was calculated and payable quarterly in arrears and equaled 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7% annualized), or “hurdle rate,” and a “catch-up” feature. The second part was determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeded a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
On January 21, 2022, stockholders approved the amended and restated investment advisory agreement, which the Company entered into effective as of the date of such approval (the “Amended and Restated Investment Advisory Agreement”). Pursuant to the Amended and Restated Investment Advisory Agreement, (i) the income-based incentive fee rate was reduced from 15.0% to 12.5%, and the "hurdle rate" was reduced from 1.75% (7.0% annualized) to 1.25% (5.0% annualized); (ii) the capital gains incentive fee was reduced from 15.0% to 12.5%; and (iii) the calculation of the annual base management fee was changed to 1.00% of the Company's net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company's average capital under management. The terms of the Amended and Restated Investment Advisory Agreement were effective upon execution of the agreement, except for the change to the income-based incentive fee which became effective for the calendar quarter ending June 30, 2022. The Amended and Restated Investment Advisory Agreement will continue in effect until January 21, 2024 and, unless terminated earlier, will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Directors. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

Below is a summary of the base management fees and incentive fees incurred during the three month period ended March 31, 2022 and 2021:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Base management fees	$2,800	$3,075
Incentive fees on pre-incentive fee net investment income	4,917	4,126
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	4,917	4,126
Total base management fees and incentive fees	$7,717	$7,201

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
As of March 31, 2022 and December 31, 2021, $7,720 and $7,763, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month periods ended March 31, 2022 and 2021, the Company incurred $314 and $154, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, $494 and $239, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three month periods ended March 31, 2022 and 2021, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $263 and $173, respectively, were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, $621 and $726, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services. No such fees were earned by TCG during the three month periods ended March 31, 2022 and 2021.
Board of Directors
The Company’s Board of Directors currently consists of eight members, five of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three month periods ended March 31, 2022 and 2021, the Company incurred $95 and $59, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of March 31, 2022, there were no unpaid directors' fees and expenses. As of December 31, 2021, $99 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV2 are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2022 and December 31, 2021, asset coverage was 229.23% and 220.61%, respectively, and the Company and the SPVs were in compliance with all covenants and other requirements under the Credit Facilities as of March 31, 2022 and December 31, 2021. Below is a summary of the borrowings and repayments under the Credit Facilities for the three month period ended March 31, 2022 and 2021.

	For the three month periods ended
	March 31, 2022	March 31, 2021
Outstanding borrowing, beginning of period	$966,947	$880,956
Borrowings	35,164	31,612
Repayments	(108,162)	(35,612)
Foreign currency translation	(4,652)	(593)
Outstanding borrowing, end of period	$889,297	$876,363
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021 and March 28, 2022. The SPV Credit Facility provides for secured borrowings of $700,000, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2024 (October 15, 2022 prior to the March 2022 amendment), and a maturity date of April 1, 2026 (April 1, 2025 prior to the March 2022 amendment), with one one-year extension option, subject to the SPV's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit

Facility bear interest initially at SOFR (LIBOR prior to the March 2022 amendment) (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year (2.40% prior to the March 2022 amendment). The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021 and March 7, 2022. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $450,000 as of March 31, 2022, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 (May 13, 2023 prior to the March 2022 amendment), and a maturity date of March 7, 2030 (May 13, 2028 prior to the March 2022 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% (2.66% prior to the March 2022 amendment). SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
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

As of March 31, 2022 and December 31, 2021, the Company had no outstanding Repurchase Obligations. For the three month period ended March 31, 2022 and March 31, 2021, the Company did not enter into any repurchase agreements.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$29,545	$20,455	$2,397
SPV Credit Facility	700,000	580,352	119,648	61,721
SPV2 Credit Facility	450,000	279,400	170,600	145,253
Total	$1,200,000	$889,297	$310,703	$209,371

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three month periods ended March 31, 2022 and 2021, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Interest expense	$6,198	$5,861
Facility unused commitment fee	301	73
Amortization of deferred financing costs	403	285
Total interest expense and credit facility fees	$6,902	$6,219
Cash paid for interest expense	$6,575	$5,956

Average principal debt outstanding	$929,713	$889,029
Weighted average interest rate	2.65%	2.64%
As of March 31, 2022 and December 31, 2021, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2022	December 31, 2021
Interest expense payable	$5,202	$5,506
Unused commitment fees payable	292	70
Total interest expense and credit facility fees payable	$5,494	$5,576
Weighted average interest rate (1)	2.70%	2.63%
(1) Based on floating LIBOR rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2022 and December 31, 2021:

	As of
Payment Due by Period	March 31, 2022	December 31, 2021
Less than 1 Year	$29,545	$30,190
1-3 Years	—	—
3-5 Years	580,352	594,357
More than 5 Years	279,400	342,400
Total	$889,297	$966,947
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2022 and December 31, 2021 for any such exposure.
The Company has in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2022	December 31, 2021
Unfunded delayed draw commitments	$80,046	$66,093
Unfunded revolving commitments	67,599	70,272
Total unfunded commitments	$147,645	$136,365

7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
The following table summarizes capital activity during the three month period ended March 31, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Net investment income (loss)	—	—	—	27,976	—	—	27,976
Net realized gain (loss)	—	—	—	—	3,194	—	3,194
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(18,444)	(18,444)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	4,652	4,652
Dividends declared	—	—	—	(28,503)	(5,914)	—	(34,417)
Balance, end of period	57,005,057	$570	$1,160,819	$1,685	$1,075	$(14,947)	$1,149,202

The following table summarizes capital activity during the three month period ended March 31, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Net investment income (loss)	—	—	—	23,402	—	—	23,402
Net realized gain (loss)	—	—	—	—	1,773	—	1,773
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	12,159	12,159
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	635	635
Dividends declared	—	—	—	(23,550)	—	—	(23,550)
Balance, end of period	49,062,820	$491	$996,001	$969	$(5,118)	$(14,788)	$977,555

    The Company did not issue common shares during the three month periods ended March 31, 2022 and 2021.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Net increase (decrease) in net assets resulting from operations	$17,378	$37,969
Weighted-average common shares outstanding	57,005,057	49,062,820
Basic and diluted earnings per common share	$0.30	$0.77

The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 20, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.50
March 25, 2022	March 25, 2022	April 18, 2022	$0.10	(1)

(1) Represents a capital gain distribution of $0.103745 per share.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month period ended March 31, 2022 and 2021:

	For the three month period ended
	March 31, 2022	March 31, 2021
Per Share Data:
Net asset value per share, beginning of period	$20.46	$19.63
Net investment income (loss) (1)	0.49	0.48
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.19)	0.29
Net increase (decrease) in net assets resulting from operations	0.30	0.77
Dividends declared (2)	(0.60)	(0.48)
Net asset value per share, end of period	$20.16	$19.92

Number of shares outstanding, end of period	57,005,057	49,062,820
Total return based on net asset value (3)	1.47%	3.92%
Net assets, end of period	$1,149,202	$977,555
Ratio to average net assets (4):
Expenses before incentive fees	1.03%	1.06%
Expenses after incentive fees	1.46%	1.49%
Net investment income (loss)	2.42%	2.41%
Interest expense and credit facility fees	0.60%	0.64%
Ratios/Supplemental Data:
Asset coverage, end of period	229.23%	211.55%
Portfolio turnover	3.12%	5.30%
Total committed capital, end of period	$1,227,312	$1,227,312
Ratio of total contributed capital to total committed capital, end of period	94.73%	81.28%
Weighted-average shares outstanding	57,005,057	49,062,820
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
(3)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period.
(4)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2022 and March 31, 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company elected a tax year-end of June 30.

The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2021 to March 31, 2022 and for the period from July 1, 2020 to March 31, 2021 was as follows:

	For the period from July 1, 2021 to March 31, 2022	For the period from July 1, 2020 to March 31, 2021
Ordinary income	$82,274	$69,181
Long-term capital gains	$5,914	$—
Tax return of capital	—	—
11. SUBSEQUENT EVENTS
On April 5, 2022, CDL Tender Fund 2022-1, L.P. (the “Purchaser”) launched a special tender offer (the “Offer”) to purchase up to $100,000,000 in aggregate amount of shares of the Company’s common stock at a purchase price of $20.13 per share (the “Purchase Price”), which represented the net asset value per share of the Company’s common stock as determined by the Company on March 29, 2022. The Offer expired on May 3, 2022. The Purchaser accepted for purchase $100,000,000 in aggregate amount of the Company’s common stock at the Purchase Price, which represented approximately 8.71% of the total number of the Company’s outstanding shares of common stock as of May 6, 2022. The Purchaser is wholly owned by its limited partners, the Investment Adviser, Cliffwater Corporate Lending Fund, a Delaware statutory trust, and AlpInvest Indigo I CI-A, L.P., a Delaware limited partnership which is advised by an affiliate of the Investment Adviser. These limited partners contributed approximately $28.6 million, $50.0 million and $21.4 million, respectively, in cash to the Purchaser to fund the purchase of the shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:
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
•our intention to conduct recurring quarterly tender offers for a limited number of shares of our common stock, subject to market and other conditions (the "Quarterly Tender Offer");
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies, and the impact of the COVID-19 pandemic thereon;
•the ability to consummate acquisitions;
•the ability of Carlyle Global Credit Investment Management L.L.C. (the "Investment Adviser") to locate suitable investments for us and to monitor and administer our investments;

•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to our Investment Adviser and Carlyle Global Credit Administration L.L.C. (the "Administrator");
•our ability to maintain our status as a business development company; and
•our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report for the year ended December 31, 2021 (our “2021 Form 10-K”).
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Part I, Item 1A of our 2021 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2021 Form 10-K and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

We were incorporated on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc. Our name was changed to TCG BDC II, Inc. on March 3, 2017, and was changed again to Carlyle Credit Solutions, Inc. on March 29, 2022. We are structured as an externally managed, non-diversified closed-end investment company. On September 11, 2017, we completed our initial closing of capital commitments (together with subsequent closings, the “Initial Private Offering”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved our conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely our finite term and finite investment period and permits us to accept new subscriptions for shares of our common stock in a new continuous private offering (the “New Continuous Offering”). We conducted the Initial Private Offering and intend to conduct the New Continuous Offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We have an indefinite term.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. As of March 31, 2022, our Investment Adviser’s investment team included a team of more than 180 investment professionals across the Carlyle Global Credit segment. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	December 31, 2021
Number of investments	130	126
Number of portfolio companies	99	97
Number of industries	25	25
Percentage of total investment fair value:
First Lien Debt	82.0%	80.9%
Second Lien Debt	15.0%	16.3%
Total secured debt	97.0%	97.2%
Equity investments	3.0%	2.8%
Percentage of debt investment fair value:
Floating rate (1)	97.5%	97.6%
Fixed interest rate	2.5%	2.4%
(1) Primarily subject to interest rate floors.
Our investment activity for the three month periods ended March 31, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2022	March 31, 2021
Investments:
Total investments, beginning of period	$2,070,975	$1,833,385
New investments purchased	63,631	115,528
Net accretion of discount on investments	3,788	2,081
Net realized gain (loss) on investments	4,532	1,815
Investments sold or repaid	(162,235)	(96,867)
Total Investments, end of period	$1,980,691	$1,855,942
Principal amount of investments funded:
First Lien Debt	$61,781	$104,325
Second Lien Debt	249	12,369
Equity Investments	817	643
Total	$62,847	$117,337
Principal amount of investments sold or repaid:
First Lien Debt	$(108,686)	$(93,450)
Second Lien Debt	(41,838)	(2,531)
Equity Investments	—	—
Total	$(150,524)	$(95,981)
Number of new funded investments	9	10
Average amount of new funded investments	$4,788	$8,975
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%

As of March 31, 2022 and December 31, 2021, investments consisted of the following:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,632,598	$1,607,929	$1,683,550	$1,674,715
Second Lien Debt	297,254	294,677	338,076	337,899
Equity Investments	50,839	58,749	49,349	57,469
Total	$1,980,691	$1,961,355	$2,070,975	$2,070,083
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	7.68%	7.80%	7.71%	7.75%
Second Lien Debt	9.32%	9.40%	9.11%	9.12%
First and Second Lien Debt Total	7.93%	8.05%	7.95%	7.98%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis decreased slightly from 7.95% to 7.93% from December 31, 2021 to March 31, 2022.
As of March 31, 2022 and December 31, 2021, one and one of our debt investments was on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2022 and December 31, 2021. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,949,476	99.4%	$2,059,247	99.5%
Non-accrual (1)	11,879	0.6%	10,836	0.5%
Total	$1,961,355	100.0%	$2,070,083	100.0%
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$59.1	3.1%	$39.6	2.0%
Internal Risk Rating 2	1,540.6	81.0	1,671.7	83.1
Internal Risk Rating 3	291.0	15.3	290.5	14.4
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	11.9	0.6	10.8	0.5
Total	$1,902.6	100.0%	$2,012.6	100.0%
As of March 31, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.1, respectively. As of March 31, 2022 and December 31, 2021, one and one of our debt investments, with an aggregate fair value of $11.9 million and $10.8 million, respectively, was assigned an Internal Risk Rating of 5.
See the Consolidated Schedules of Investments as of March 31, 2022 and December 31, 2021 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2022 and 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income
Investment income for the three month periods ended March 31, 2022 and 2021 was as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
First Lien Debt	$35,597	$31,716
Second Lien Debt	7,889	5,757
Equity Investments	1,360	374
Cash	—	2
Total investment income	$44,846	$37,849
The increase in investment income for the three month period ended March 31, 2022 from the comparable period in 2021 was primarily driven by a higher average loan balance, an increase in acceleration of amortization from the repayment of loans and higher other income. The size of our portfolio increased to $1,980,691 as of March 31, 2022 from $1,855,942 as of March 31, 2021 at amortized cost. As of March 31, 2022, the weighted average yield of our first and second lien debt investments increased to 7.93% from 7.85% as of March 31, 2021, on amortized cost primarily due to new fundings being originated at a higher weighted average yield than the yield of positions being repaid or sold.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2022, 1 first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $11,879, which represents approximately 0.6% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of March 31, 2021, 1 first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $9,238, which represents approximately 0.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three month periods ended March 31, 2022 and 2021 was as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Total investment income	$44,846	$37,849
Total expenses	16,870	14,447
Net investment income (loss)	$27,976	$23,402
Expenses
Expenses for the three month periods ended March 31, 2022 and 2021 comprised the following:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Management fees	$2,800	$3,075
Net investment income incentive fees	4,917	4,126
Professional fees	1,172	385
Administrative service fees	314	154
Interest expense	6,198	5,861
Credit facility fees	704	358
Directors’ fees and expenses	95	59
Other general and administrative	670	429
Total expenses	$16,870	$14,447

Interest expense and credit facility fees for the three month periods ended March 31, 2022 and 2021 comprised the following:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Interest expense	$6,198	$5,861
Facility unused commitment fee	301	73
Amortization of deferred financing costs	403	285
Total interest expense and credit facility fees	$6,902	$6,219
Cash paid for interest expense	$6,575	$5,956

Average principal debt outstanding	$929,713	$889,029
Average interest rate	2.65%	2.64%
The increase in interest expense for the three month period ended March 31, 2022 compared to the comparable period in 2021 was driven primarily by higher average principal debt outstanding.
Below is a summary of the base management fees and incentive fees during the three month periods ended March 31, 2022 and 2021:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Base management fees	$2,800	$3,075
Incentive fees on pre-incentive fee net investment income	4,917	4,126
Realized capital gains incentive fees	—	—
Accrued capital gains incentive fees	—	—
Total capital gains incentive fees	—	—
Total incentive fees	4,917	4,126
Total base management fees and incentive fees	$7,717	$7,201
The increase in management fees and incentive fees for the three month period ended March 31, 2022 from the comparable period in 2021 was driven by our increased deployment of capital, as well as higher pre-incentive fee net investment income. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended March 31, 2022, we recorded realized gain of approximately $4,532 on 3 investments and no realized losses. We recorded a change in unrealized appreciation on 35 investments totaling approximately $5,181 and a change in unrealized depreciation on 89 investments of approximately $23,625. During the three month period ended March 31, 2021, we recorded realized gain of approximately $1,815 on 5 investments and no realized loss. We recorded a change in unrealized appreciation on 82 investments totaling approximately $18,600 and a change in unrealized depreciation on 39 investments of approximately $6,441.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month periods ended March 31, 2022 and 2021 were as follows:

	For the three month periods ended
	March 31, 2022	March 31, 2021
Net realized gain (loss) on investments	$4,532	$1,815
Net change in unrealized appreciation (depreciation) on investments	(18,444)	12,159
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(13,912)	$13,974
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2022 and 2021 were as follows:

	For the three month periods ended
	March 31, 2022		March 31, 2021
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$3,403	$(15,834)	$1,134	$5,304
Second Lien Debt	—	(2,400)	—	5,537
Equity Investments	1,129	(210)	681	1,318
Total	$4,532	$(18,444)	$1,815	$12,159

Net change in unrealized depreciation in our investments for the three month period ended March 31, 2022 as compared to the comparable period in 2021 was primarily due to negative impact of widening market yields. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, the repurchase of our shares through the Quarterly Tender Offer, and for other general corporate purposes. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of March 31, 2022, the maximum principal amount of the Subscription Facility was $50,000 and is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021, and March 28, 2022. As of March 31, 2022, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026 (April 1, 2025 prior to the March 2022 amendment), with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (LIBOR prior to the March 2022 amendment) (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year with a step-up based on collateral coverage and asset mix (2.40% prior to the March 2022 amendment). The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”, together with the Subscription Facility and SPV Credit Facility, the "Credit Facilities"), which was subsequently amended on February 11, 2021, August 13, 2021 and March 7, 2022. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $450,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 (May 13, 2023 prior to the March 2022 amendment), and a maturity date of March 7, 2030 (May 13, 2028 prior to the March 2022 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year (2.66% prior to the March 2022 amendment). SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
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
As of March 31, 2022 and December 31, 2021, the Company had $65,771 and $65,838, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$29,545	$20,455	$2,397
SPV Credit Facility	700,000	580,352	119,648	61,721
SPV2 Credit Facility	450,000	279,400	170,600	145,253
Total	$1,200,000	$889,297	$310,703	$209,371

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued and outstanding as of March 31, 2022 and December 31, 2021 were 57,005,057 and 57,005,057, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month period ended March 31, 2022 and 2021:

	For the three month period ended
	March 31, 2022	March 31, 2021
Shares outstanding, beginning of period	57,005,057	49,062,820
Common stock issued	—	—
Shares outstanding, end of period	57,005,057	49,062,820
On April 5, 2022, CDL Tender Fund 2022-1, L.P. (the “Purchaser”) launched a tender offer (the “Offer”) to purchase up to $100,000,000 in aggregate amount of shares of our common stock at a purchase price of $20.13 per share (the “Purchase Price”), which represented the net asset value per share of our common stock as determined by the Company on March 29, 2022. The Offer expired on May 3, 2022. The Purchaser accepted for purchase $100,000,000 in aggregate amount of our common stock at the Purchase Price, which represented approximately 8.71% of the total number of our outstanding shares of common stock as of May 6, 2022. The Purchaser is wholly owned by its limited partners, the Investment Adviser, Cliffwater Corporate Lending Fund, a Delaware statutory trust, and AlpInvest Indigo I CI-A, L.P., a Delaware limited partnership which is advised by an affiliate of the Investment Adviser. These limited partners contributed approximately $28.6 million, $50.0 million and $21.4 million, respectively, in cash to the Purchaser to fund the purchase of the shares.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2022 and December 31, 2021 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2022	December 31, 2021
Unfunded delayed draw commitments	$80,046	$66,093
Unfunded revolving commitments	67,599	70,272
Total unfunded commitments	$147,645	$136,365

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2020
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	0.45
September 28, 2020	September 28, 2020	October 16, 2020	0.46
December 14, 2020	December 14, 2020	January 15, 2021	0.50
			$1.94
2021
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	0.48
September 29, 2021	September 29, 2021	October 15, 2021	0.49
December 20, 2021	December 30, 2021	January 18, 2022	0.48
Total			$1.93
2022
March 25, 2022	March 25, 2022	April 18, 2022	$0.50
March 25, 2022	March 25, 2022	April 18, 2022	0.10	(1)
Total			$0.60
(1) Represents a capital gain distribution of $0.103745 per share.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related note in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2021.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2022 and December 31, 2021.
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
Interest Rate Risk
As of March 31, 2022, on a fair value basis, approximately 2.5% of our debt investments bear interest at a fixed rate and approximately 97.5% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are subject to floating interest rates and are typically paid based on floating LIBOR or SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2022 and December 31, 2021 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of March 31, 2022 and 2021, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	March 31, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$55,073	$(26,606)	$28,467	$46,242	$(28,722)	$17,520
Up 200 basis points	$36,545	$(17,713)	$18,832	$26,312	$(19,024)	$7,288
Up 100 basis points	$18,016	$(8,820)	$9,196	$6,396	$(9,326)	$(2,930)
Down 100 basis points	$(1,082)	$2,056	$974	$(178)	$1,870	$1,692
Down 200 basis points	$(1,082)	$2,056	$974	$(178)	$1,870	$1,692
Down 300 basis points	$(1,082)	$2,056	$974	$(178)	$1,870	$1,692

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

3.1	Articles of Amendment, effective March 29, 2022. Incorporated by reference to the Company’s Form 8-K filed by the Company on March 24, 2022 (File No. 814-01248).

10.1
Amended and Restated Investment Advisory agreement, dated as of January 21, 2022, by and between the Company and the Investment Adviser. Incorporated by reference to the Company’s Form 8-K filed by the Company on January 25, 2022 (File No. 814-01248).

10.2
Amended and Restated Loan and Security Agreement, dated as of June 2, 2021 and Conformed through Amendment No. 2 dated as of March 28, 2022, among TCG BDC II SPV LLC as borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer.*

10.3
Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2020 and Conformed through Amendment No. 3 dated as of March 7, 2022, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.*†

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: May 10, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)