Form 10-Q
period 2022-06-30
Carlyle Credit Solutions, Inc.
filed 2022-08-11
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 10, 2022 was 60,238,425.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,032,235 and $2,070,975, respectively)	$1,986,690	$2,070,083
Cash, cash equivalents and restricted cash	100,810	65,838
Deferred financing costs	8,234	5,962
Receivable for investment sold/repaid	6,574	5,424
Interest receivable from non-controlled/non-affiliated investments	20,813	24,410
Prepaid expenses and other assets	2,033	1,427
Receivable for issuance of common stock	3,173	3,846
Total assets	$2,128,327	$2,176,990
LIABILITIES
Secured borrowings (Note 5)	$884,609	$966,947
Payable for investments purchased	7,045	93
Due to Investment Adviser	923	448
Interest and credit facility fees payable (Note 5)	6,190	5,576
Dividend payable (Note 7)	27,362	27,362
Management and incentive fees payable (Note 4)	6,836	7,763
Administrative service fees payable (Note 4)	571	239
Other accrued expenses and liabilities	1,874	2,321
Total liabilities	935,410	1,010,749
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,238,425 and 57,005,057 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	602	570
Paid-in capital in excess of par value	1,225,183	1,160,819
Total distributable earnings (loss)	(32,868)	4,852
Total net assets	$1,192,917	$1,166,241
NET ASSETS PER SHARE	$19.80	$20.46
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$41,589	$38,905	$84,498	$75,729
Other income	1,646	2,848	3,583	3,873
Total investment income from non-controlled/non-affiliated investments	43,235	41,753	88,081	79,602
Total investment income	43,235	41,753	88,081	79,602
Expenses:
Management fees (Note 4)	3,027	3,187	5,827	6,262
Net investment income incentive fees (Note 4)	3,806	4,602	8,723	8,728
Professional fees	867	453	2,039	838
Administrative service fees (Note 4)	405	169	719	323
Interest expense (Note 5)	7,238	6,289	13,436	12,150
Credit facility fees (Note 5)	723	396	1,427	754
Directors’ fees and expenses	107	82	202	141
Other general and administrative	484	483	1,154	912
Total expenses	16,657	15,661	33,527	30,108
Net investment income (loss) before taxes	26,578	26,092	54,554	49,494
Excise tax expense	—	100	—	100
Net investment income (loss)	26,578	25,992	54,554	49,394
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(246)	95	4,286	1,910
Currency gains (losses) on non-investment assets and liabilities	1,113	1	(225)	(41)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(26,209)	11,212	(44,653)	23,371
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	5,141	672	9,793	1,307
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	(20,201)	11,980	(30,799)	26,547
Net increase (decrease) in net assets resulting from operations	$6,377	$37,972	$23,755	$75,941
Basic and diluted earnings per common share (Note 7)	$0.11	$0.77	$0.42	$1.55
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	57,040,589	49,116,165	57,022,921	49,089,640
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2022	June 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$54,554	$49,394
Net realized gain (loss) on investments and non-investment assets and liabilities	4,061	1,869
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(34,860)	24,678
Net increase (decrease) in net assets resulting from operations	23,755	75,941
Capital transactions:
Common stock issued	64,700	50,000
Dividends declared (Note 10)	(61,779)	(48,265)
Net increase (decrease) in net assets resulting from capital share transactions	2,921	1,735
Net increase (decrease) in net assets	26,676	77,676
Net assets at beginning of period	1,166,241	963,136
Net assets at end of period	$1,192,917	$1,040,812
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the six month periods ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$23,755	$75,941
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	831	591
Net accretion of discount on investments	(6,468)	(4,870)
Paid-in-kind interest	(6,886)	(3,473)
Net realized (gain) loss on investments and non-investment assets and liabilities	(4,061)	(1,869)
Net change in unrealized (appreciation) depreciation on investments	44,653	(23,371)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(9,793)	(1,307)
Cost of investments purchased and change in payable for investments purchased	(217,369)	(322,886)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	279,326	244,686
Changes in operating assets:
Interest receivable	3,597	(4,049)
Prepaid expenses and other assets	(606)	(507)
Changes in operating liabilities:
Due to Investment Adviser	475	(6)
Interest and credit facility fees payable	614	269
Management and incentive fees payable	(927)	355
Administrative service fees payable	332	22
Other accrued expenses and liabilities	(447)	(154)
Net cash provided by (used in) operating activities	107,026	(40,628)
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock	65,373	49,727
Borrowings on the Credit Facilities	154,978	200,361
Repayments of the Credit Facilities	(227,523)	(92,033)
Dividends paid in cash	(61,779)	(47,316)
Debt issuance costs paid	(3,103)	(1,709)
Net cash provided by (used in) financing activities	(72,054)	109,030
Net increase (decrease) in cash, cash equivalents and restricted cash	34,972	68,402
Cash, cash equivalents and restricted cash, beginning of period	65,838	50,217
Cash, cash equivalents and restricted cash, end of period	$100,810	$118,619
Supplemental disclosures:
Interest paid during the period	$13,453	$12,419
Dividends declared during the period	$61,779	$48,265
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (82.8% of fair value)
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	L + 6.00%	7.52%	12/17/2020	12/17/2026	$17,248	$16,939	$17,003	1.43%
Airnov, Inc.	^#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.00%	7.07%	12/20/2019	12/19/2025	25,374	25,117	25,310	2.12
Allied Universal Holdco LLC	^	(2)(3)	Business Services	L + 4.25%	5.92%	2/17/2021	7/10/2026	495	497	461	0.04
Alpine Acquisition Corp II	^+	(2)(3)(6)(13)	Transportation: Cargo	SOFR + 6.00%	7.22%	4/19/2022	11/30/2026	20,401	19,931	19,603	1.64
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 6.75%, 3.50% PIK	12.04%	1/7/2019	8/5/2022	40,383	40,383	40,383	3.39
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	L + 5.25%	6.49%	6/22/2018	6/22/2024	26,547	26,357	25,883	2.17
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	L + 5.75%	8.10%	12/29/2020	12/29/2026	541	531	537	0.05
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,647	43,293	3.63
Apptio, Inc.	^+#	(2)(3)(6)	Software	L + 6.00%	7.25%	1/10/2019	1/10/2025	36,488	36,119	36,488	3.06
Ascend Buyer, LLC	#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	7.99%	9/30/2021	9/30/2028	12,732	12,481	12,326	1.03
Associations, Inc.	^#	(2)(3)(6)	Construction & Building	L + 4.00%, 2.50% PIK	8.99%	7/2/2021	7/2/2027	12,690	12,580	12,521	1.05
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	L + 6.00%	7.63%	12/24/2019	12/24/2026	36,656	36,017	33,753	2.83
Barnes & Noble, Inc.	+#	(2)(3)(10)	Retail	L + 6.50%	9.36%	8/7/2019	12/20/2026	28,572	27,734	27,784	2.33
BlueCat Networks, Inc. (Canada)	+	(2)(3)(7)	High Tech Industries	L + 6.25%	8.50%	10/30/2020	10/30/2026	22,821	22,455	22,928	1.92
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	L + 5.50%	6.78%	9/30/2019	9/30/2026	29,208	28,727	28,557	2.39
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(6)(7)	Consumer Goods: Non-Durable	L + 9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,311	4,827	0.40
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(6)(7)	Consumer Goods: Non-Durable	L + 6.25%	6.25%	10/20/2021	10/20/2028	€—	—	(55)	—
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	L + 5.00%	6.11%	5/1/2019	5/1/2025	38,964	38,520	38,794	3.25
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7)	Software	L + 4.50%	6.17%	8/30/2018	8/30/2024	14,304	14,247	14,043	1.18
Chudy Group, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	6/30/2021	6/30/2027	844	832	838	0.07
CircusTrix Holdings, LLC	^+	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 1.50% PIK	8.67%	2/2/2018	1/16/2024	10,592	10,561	10,282	0.86
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	L + 5.50%, 1.50% PIK	8.67%	1/8/2021	7/16/2023	559	501	559	0.05
Cobblestone Intermediate Holdco LLC	#	(2)(3)	Consumer Services	L + 5.50%	7.17%	1/29/2020	1/29/2026	719	715	713	0.06
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	8.00%	6/18/2018	6/18/2024	41,146	40,795	39,534	3.31
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(7)	Software	L + 5.00%	6.00%	7/2/2019	7/2/2026	55,924	55,173	55,465	4.65

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	L + 7.00%	8.00%	9/3/2020	7/2/2026	$1,869	$1,828	$1,871	0.16%
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR + 6.00%	6.75%	3/11/2021	4/3/2028	11,543	11,394	11,236	0.94
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	L + 6.25%	7.25%	2/15/2018	7/29/2022	16,139	14,549	13,018	1.09
Diligent Corporation	^	(2)(3)(6)	Telecommunications	L + 6.25%	9.10%	8/4/2020	8/4/2025	671	658	659	0.06
Dwyer Instruments, Inc	#	(2)(3)(6)	Capital Equipment	L + 5.50%	8.38%	7/21/2021	7/21/2027	12,190	11,958	12,009	1.01
Eliassen Group, LLC	^+	(2)(3)(6)	Business Services	SOFR + 5.75%	7.80%	4/14/2022	4/14/2028	20,424	20,071	19,845	1.66
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.85%	9/14/2021	9/14/2027	14,178	13,895	13,532	1.13
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	L + 5.75%	7.99%	4/19/2021	4/19/2028	895	879	867	0.07
Ethos Veterinary Health LLC	+#	(2)(3)	Consumer Services	L + 4.75%	6.42%	5/17/2019	5/15/2026	10,682	10,622	10,682	0.90
Excel Fitness Holdings, Inc.	^+	(2)(3)(6)(13)	Hotel, Gaming & Leisure	SOFR + 5.25%	7.83%	4/29/2022	4/29/2029	6,234	6,095	6,092	0.51
Flagship Intermediate Holdco, LLC	^+	(2)(3)(6)(13)	Consumer Services	SOFR + 5.75%	7.28%	2/18/2022	2/18/2028	10,861	10,520	10,211	0.86
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	L + 6.50%	8.10%	3/1/2021	3/1/2027	15,196	14,882	14,508	1.22
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SONIA + 5.26%, 3.47% PIK	9.92%	2/28/2022	2/28/2029	£7,212	9,382	8,461	0.71
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(7)	Banking, Finance, Insurance & Real Estate	SONIA + 5.00%, 2.75% PIK	8.94%	2/28/2022	2/28/2029	£265	247	243	0.02
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	L + 5.25%	7.43%	12/13/2017	12/13/2024	10,975	10,925	10,947	0.92
Heartland Home Services, Inc	^	(2)(3)(6)	Consumer Services	L + 5.75%	7.33%	2/10/2022	12/15/2026	2,453	2,406	2,336	0.20
Heartland Home Services, Inc	+#	(2)(3)(6)	Consumer Services	L + 6.00%	7.64%	12/15/2020	12/15/2026	32,066	31,554	31,585	2.65
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	L + 6.50%	8.72%	12/14/2020	12/14/2026	18,590	18,189	18,318	1.54
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.50%	6.96%	11/15/2021	11/15/2028	16,678	16,330	15,703	1.32
HS Spa Holdings Inc.	^+	(2)(3)(6)	Consumer Services	SOFR + 5.75%	7.56%	6/2/2022	6/2/2029	8,648	8,453	8,450	0.71
iCIMS, Inc.	+#	(2)(3)	Software	L + 5.50%	6.72%	9/12/2018	9/12/2024	29,019	28,744	29,019	2.43
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	L + 6.25%	7.66%	2/21/2020	11/22/2025	19,537	19,250	19,217	1.61
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Hotel, Gaming & Leisure	L + 9.00%	9.00%	5/28/2021	5/28/2027	€33,000	39,170	33,631	2.82
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.07%	1/15/2020	8/27/2025	24,476	24,250	23,326	1.96

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.50%	7.42%	8/7/2020	8/27/2025	$7,873	$7,813	$7,479	0.63%
IQN Holding Corp.	^+	(2)(3)(6)	Business Services	SOFR + 5.50%	6.65%	5/2/2022	5/2/2029	6,783	6,705	6,702	0.56
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	L + 5.75%	7.84%	12/22/2021	12/22/2027	15,718	15,352	15,284	1.28
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	L + 5.00%	7.23%	7/3/2019	7/1/2026	25,178	24,863	25,047	2.10
Kaseya, Inc.	+	(2)(3)(6)	High Tech Industries	SOFR + 5.75%	8.29%	6/23/2022	6/23/2029	35,453	34,681	34,680	2.91
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	L + 5.75%	6.99%	10/18/2019	10/18/2026	52,175	51,489	48,893	4.10
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	L + 5.75%	8.04%	7/28/2021	7/28/2028	9,925	9,748	9,446	0.79
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	L + 4.50%	8.14%	6/3/2019	6/3/2024	1,774	1,760	1,582	0.13
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	8.49%	6/10/2021	6/10/2027	41,828	41,026	38,708	3.24
Material Holdings, LLC	#	(2)(3)(6)	Business Services	L + 5.75%	7.98%	8/19/2021	8/19/2027	15,004	14,697	14,188	1.19
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	8.50%	6/1/2021	6/1/2027	43,741	42,901	40,300	3.38
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR + 5.75%	7.69%	12/23/2021	12/23/2027	11,373	11,084	10,895	0.91
MMIT Holdings, LLC	#	(2)(3)(6)	High Tech Industries	L + 6.25%	8.50%	9/15/2021	9/15/2027	10,909	10,698	10,537	0.88
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	L + 5.50%	6.74%	5/9/2018	5/11/2023	9,637	9,602	9,413	0.79
North Haven Fairway Buyer, LLC	^+	(2)(3)(6)	Consumer Services	L + 5.75%	7.20%	5/17/2022	5/17/2026	12,834	12,359	12,351	1.04
Oak Purchaser, Inc.	^+	(2)(3)(6)	Business Services	SOFR + 5.50%	7.55%	4/28/2022	4/28/2028	5,030	4,951	4,961	0.42
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	L + 6.00%	8.88%	7/12/2021	7/12/2027	6,444	6,333	6,438	0.54
PF Atlantic Holdco 2, LLC	^#	(2)(3)(6)	Hotel, Gaming & Leisure	L + 6.00%	7.30%	11/12/2021	11/12/2027	27,585	26,861	26,231	2.20
PF Growth Partners, LLC	+	(2)(3)	Hotel, Gaming & Leisure	L + 5.00%	6.57%	7/1/2019	7/11/2025	7,998	7,931	7,937	0.67
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR + 5.50%	6.90%	6/24/2022	6/1/2029	7,500	6,712	6,712	0.56
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(7)	Software	L + 6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,336	14,773	1.24
PXO Holdings I Corp.	^+	(2)(3)(6)(13)	Chemicals, Plastics & Rubber	SOFR + 5.50%	7.01%	3/8/2022	3/8/2028	7,376	7,191	7,058	0.59
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	8.48%	11/19/2020	11/19/2026	14,850	14,585	14,349	1.20
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	L + 6.25%	8.43%	3/1/2021	3/1/2027	9,571	9,371	9,193	0.77
Regency Entertainment, Inc.	+	(2)(3)	Media: Diversified & Production	L + 6.75%	8.25%	5/22/2020	10/22/2025	40,000	39,466	39,466	3.31
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	L + 5.75%	7.95%	5/22/2019	5/22/2025	19,474	19,270	19,474	1.63

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
RSC Acquisition, Inc.	+#	(2)(3)(6)(13)	Banking, Finance, Insurance & Real Estate	SOFR + 5.50%	6.86%	11/1/2019	11/1/2026	$33,727	$33,260	$32,424	2.72%
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	L + 6.25%	7.26%	11/20/2018	11/20/2025	29,100	28,772	25,797	2.16
Smarsh Inc.	^+	(2)(3)(6)	Software	SOFR + 6.50%	8.62%	2/18/2022	2/18/2029	3,265	3,183	3,089	0.26
SPay, Inc.	^+	(2)(3)	Hotel, Gaming & Leisure	L + 2.30%, 6.95% PIK	10.91%	6/15/2018	6/17/2024	23,888	23,733	20,333	1.70
Speedstar Holding, LLC	+#	(2)(3)(6)	Automotive	L + 7.00%	8.24%	1/22/2021	1/22/2027	26,832	26,343	27,050	2.27
Spotless Brands, LLC	^+	(2)(3)(6)(13)	Consumer Services	SOFR + 5.75%	7.40%	6/21/2022	6/21/2028	18,138	17,556	17,553	1.47
Tank Holding Corp.	^+	(2)(3)(6)(13)	Capital Equipment	SOFR + 6.00%	7.62%	3/31/2022	3/31/2028	19,311	18,929	18,523	1.55
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	3/18/2020	3/18/2026	28,705	28,303	23,028	1.93
Trafigura Trading LLC	^	(2)(3)(6)(12)	Metals & Mining	L + 8.40%	10.64%	7/26/2021	7/18/2022	6,115	6,038	6,040	0.51
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	L + 6.00%	8.88%	12/2/2019	12/2/2025	42,213	41,527	41,543	3.48
U.S. Legal Support, Inc.	^+	(2)(3)(6)(13)	Business Services	SOFR + 5.50%	7.69%	11/30/2018	11/30/2024	21,474	21,273	21,332	1.79
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,629	19,867	19,375	1.62
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	11.00% PIK	11.00%	10/22/2020	9/15/2026	€3,205	3,631	3,494	0.29
US INFRA SVCS Buyer, LLC	+#	(2)(3)	Environmental Industries	L + 6.50%	8.20%	4/13/2020	4/13/2026	58,956	58,158	55,661	4.67
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	10/19/2021	10/19/2027	995	977	950	0.08
USR Parent Inc.	+	(2)(3)	Retail	SOFR + 7.60%	8.65%	4/22/2022	4/25/2027	4,444	4,401	4,268	0.36
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	9/13/2018	9/13/2024	27,768	27,564	27,290	2.29
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	L + 6.25%	8.50%	7/1/2021	9/13/2024	4,933	4,848	4,870	0.41
Wineshipping.com LLC	#	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.75%	7.54%	10/29/2021	10/29/2027	14,529	14,207	14,094	1.18
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	L + 5.75%	7.36%	9/13/2021	9/13/2027	447	439	429	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	L + 5.00%	6.56%	9/30/2020	11/1/2025	9,851	9,622	9,853	0.83
First Lien Debt Total									$1,686,837	$1,646,689	138.08%
Second Lien Debt (14.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50% (100% PIK)	10.51%	9/30/2021	9/30/2028	$7,129	$6,981	$6,897	0.58%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	L + 8.25%	9.80%	1/17/2020	1/17/2028	30,327	29,806	31,540	2.64
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	L + 7.50%	8.56%	2/1/2019	2/1/2027	21,047	20,680	18,303	1.53

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	9.01%	8/10/2021	8/10/2029	$38,180	$37,217	$37,168	3.12%
AQA Acquisition Holdings, Inc.	+	(2)(3)	High Tech Industries	L + 7.50%	9.17%	5/14/2021	3/3/2029	5,538	5,415	5,389	0.45
Blackbird Purchaser, Inc.	^+	(2)(3)(6)	Capital Equipment	L + 7.50%	9.17%	12/14/2021	4/8/2027	9,194	8,971	8,623	0.72
Brave Parent Holdings, Inc.	+	(2)(3)	Software	L + 7.50%	9.17%	10/3/2018	4/19/2026	18,197	17,950	17,901	1.50
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	L + 8.25%	9.92%	2/11/2020	7/30/2026	18,600	18,248	18,646	1.56
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	L + 8.00%	9.67%	6/13/2019	6/18/2027	23,450	23,207	20,909	1.75
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	L + 7.50%	9.17%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	L + 5.50%, 2.00% PIK	8.74%	10/28/2020	10/28/2028	13,946	13,607	13,925	1.17
Peraton Corp.	+	(2)(3)	Aerospace & Defense	L + 7.75%	9.00%	2/24/2021	2/1/2029	11,941	11,781	11,300	0.95
Quartz Holding Company	+	(2)(3)	Software	L + 8.00%	9.67%	4/2/2019	4/2/2027	11,900	11,741	11,900	1.00
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA + 8.50%	9.69%	3/12/2020	3/12/2028	£20,000	24,816	21,332	1.79
TruGreen Limited Partnership	+	(2)(3)	Consumer Services	L + 8.50%	10.17%	11/16/2020	11/2/2028	13,000	12,782	12,589	1.06
World 50, Inc.	#	(11)	Business Services	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,626	22,909	1.92
WP CPP Holdings, LLC	+	(2)(3)	Aerospace & Defense	L + 7.75%	8.99%	7/18/2019	4/30/2026	24,500	24,345	20,090	1.68
Second Lien Debt Total									$292,901	$281,152	23.57%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (3.0% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$655	0.05%
Appriss Health, LLC	^	(8)	Healthcare & Pharmaceuticals	5/6/2021	—	472	470	0.04
Atlas Ontario LP (Canada)	^	(7)(8)	Business Services	4/7/2021	5,114	5,114	5,114	0.43
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	104	553	0.05
Blackbird Holdco, Inc.	^	(8)	Capital Equipment	12/14/2021	7	6,751	6,762	0.57
Buckeye Parent, LLC	^	(8)	Automotive	12/22/2021	442	442	442	0.04
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	684	0.06
Cority Software Inc. (Canada)	^	(7)(8)	Software	7/2/2019	250	250	624	0.05
ECP Parent, LLC	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.02
GB Vino Parent, L.P.	^	(8)	Beverage, Food & Tobacco	10/29/2021	4	351	379	0.03

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Integrity Marketing Group, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,827	$15,560	$15,620	1.31%
K2 Insurance Services, LLC	^	(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	662	0.06
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,885	0.16
Pascal Ultimate Holdings, L.P	^	(8)	Capital Equipment	7/21/2021	36	363	383	0.03
Profile Holdings I, LP	^	(8)	Chemicals, Plastics & Rubber	3/8/2022	3	262	262	0.02
Sinch AB (Sweden)	^	(7)(8)	High Tech Industries	3/26/2019	104	1,167	340	0.03
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	—	1,982	0.17
Titan DI Preferred Holdings, Inc.	^	(8)	Energy: Oil & Gas	2/11/2020	13,717	13,475	13,579	1.14
Turbo Buyer, Inc.	^	(8)	Automotive	12/2/2019	1,925	933	2,764	0.23
U.S. Legal Support Investment Holdings, LLC	^	(8)	Business Services	11/30/2018	641	641	933	0.08
Unifrutti Financing PLC (Cyprus)	^	(7)(8)	Beverage, Food & Tobacco	10/22/2020	2	2,031	2,549	0.21
Unifrutti Financing PLC (Cyprus)	^	(7)(8)	Beverage, Food & Tobacco	10/22/2020	1	532	827	0.07
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	190	756	0.06
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	440	213	334	0.03
Equity Investments Total						$52,497	$58,849	4.94%
Total investments—non-controlled/non-affiliated						$2,032,235	$1,986,690	166.59%
Total investments						$2,032,235	$1,986,690	166.59%
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

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate ("SOFR") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. As of June 30, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 1.80%, the 90-day LIBOR at 2.30%, the 180-day LIBOR rate at 2.90%, the 30-day SOFR at 1.70%, and the 90-day SOFR at 2.10%.
(3)Loan includes interest rate floor feature, generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

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
(6)As of June 30, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$1,000	$(12)
Advanced Web Technologies Holding Company	Revolver	0.50	1,642	(20)
Airnov, Inc.	Revolver	0.50	2,292	(5)
Alpine Acquisition Corp II	Delayed Draw	1.00	592	(19)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(113)
American Physician Partners, LLC	Revolver	0.50	550	—
Analogic Corporation	Revolver	0.50	1,102	(26)
Applied Technical Services, LLC	Revolver	0.50	32	—
Appriss Health, LLC	Revolver	0.50	2,963	(72)
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,113	(33)
Associations, Inc.	Revolver	0.50	723	(9)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(143)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	(4)
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	(3)
Chartis Holding, LLC	Revolver	0.50	2,401	(10)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(16)
Chudy Group, LLC	Delayed Draw	1.00	115	(1)
Chudy Group, LLC	Revolver	0.50	34	—
Comar Holding Company, LLC	Revolver	0.50	2,935	(107)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(23)
DCA Investment Holding LLC	Delayed Draw	1.00	734	(18)
Diligent Corporation	Revolver	0.50	23	—
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(13)
Dwyer Instruments, Inc	Revolver	0.50	626	(8)
Eliassen Group, LLC	Delayed Draw	1.00	3,895	(93)
Ellkay, LLC	Revolver	0.50	1,786	(72)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(1)
EPS Nass Parent, Inc.	Revolver	0.50	61	(2)
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(18)
Flagship Intermediate Holdco, LLC	Delayed Draw	1.00%	7,200	(258)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(61)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33%	£2,552	$(68)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(3)
Heartland Home Services, Inc	Delayed Draw	0.75	2,685	(61)
Heartland Home Services, Inc	Revolver	0.50	2,488	(35)
Hercules Borrower LLC	Revolver	0.50	1,929	(26)
Hoosier Intermediate, LLC	Revolver	0.50	2,160	(112)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(25)
Individual FoodService Holdings, LLC	Revolver	0.50	2,539	(37)
IQN Holding Corp.	Delayed Draw	1.00	753	(8)
IQN Holding Corp.	Revolver	0.50	489	(5)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(73)
Jeg's Automotive, LLC	Revolver	0.50	875	(19)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(11)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(23)
Kaseya, Inc.	Revolver	0.50	2,054	(41)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	856	(62)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(308)
LVF Holdings, Inc.	Revolver	0.50	759	(50)
Material Holdings, LLC	Delayed Draw	—	1,916	(89)
Material Holdings, LLC	Revolver	1.00	614	(29)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(324)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(89)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	3,554	(108)
Medical Manufacturing Technologies, LLC	Revolver	0.50	723	(22)
MMIT Holdings, LLC	Revolver	0.50	980	(31)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	5,348	(107)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	3,602	(72)
North Haven Fairway Buyer, LLC	Revolver	0.50	2,404	(48)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,445	(21)
Oak Purchaser, Inc.	Revolver	0.50	584	(5)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(323)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(94)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	24
PXO Holdings I Corp.	Delayed Draw	1.00	1,643	(54)
PXO Holdings I Corp.	Revolver	0.50	657	(22)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Quantic Electronics, LLC	Delayed Draw	1.00%	$2,431	$(77)
Quantic Electronics, LLC	Revolver	0.50	1,082	(34)
RSC Acquisition, Inc.	Revolver	0.50	1,096	(41)
Sapphire Convention, Inc.	Revolver	0.50	3,283	(335)
Smarsh Inc.	Delayed Draw	1.00	816	(34)
Smarsh Inc.	Revolver	0.50	204	(8)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	27
Spotless Brands, LLC	Delayed Draw	1.00	9,984	(200)
Spotless Brands, LLC	Revolver	0.50	1,081	(22)
Tank Holding Corp.	Revolver	0.50	483	(19)
TCFI Aevex LLC	Delayed Draw	1.00	521	(100)
Trafigura Trading LLC	Revolver	0.50	3,885	(29)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(32)
U.S. Legal Support, Inc.	Revolver	0.50	1,064	(7)
Wineshipping.com LLC	Delayed Draw	1.00	1,609	(39)
Wineshipping.com LLC	Revolver	0.50	1,668	(41)
Total unfunded commitments			$163,630	$(4,532)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of June 30, 2022, the aggregate fair value of these securities is $58,849, or 4.94% of the Company's net assets.
(9)Loan was on non-accrual status as of June 30, 2022.
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
(12)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 10.64%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(13)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
As of June 30, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,686,837	$1,646,689	82.8%
Second Lien Debt	292,901	281,152	14.2
Equity Investments	52,497	58,849	3.0
Total	$2,032,235	$1,986,690	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

The rate type of debt investments at fair value as of June 30, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	1,932,614	1,882,063	97.6%
Fixed Rate	47,124	45,778	2.4%
Total	$1,979,738	$1,927,841	100.0%

The industry composition of investments at fair value as of June 30, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$194,047	$180,155	9.1%
Automotive	98,204	101,008	5.1
Banking, Finance, Insurance & Real Estate	134,951	132,736	6.8
Beverage, Food & Tobacco	106,461	100,758	5.1
Business Services	201,604	199,121	10.0
Capital Equipment	80,633	81,532	4.1
Chemicals, Plastics & Rubber	78,059	77,598	3.9
Construction & Building	41,307	41,078	2.1
Consumer Goods: Durable	439	429	—
Consumer Goods: Non-Durable	5,311	4,772	0.2
Consumer Services	116,589	116,323	5.9
Containers, Packaging & Glass	99,407	97,640	4.9
Energy: Oil & Gas	41,325	41,638	2.1
Environmental Industries	76,347	73,979	3.7
Healthcare & Pharmaceuticals	165,900	162,993	8.2
High Tech Industries	74,416	73,874	3.7
Hotel, Gaming & Leisure	135,532	123,368	6.2
Media: Diversified & Production	39,466	39,466	2.0
Metals & Mining	6,038	6,040	0.3
Retail	32,135	32,052	1.6
Software	234,470	233,434	11.7
Sovereign & Public Finance	104	553	—
Telecommunications	29,430	26,456	1.3
Transportation: Cargo	19,931	19,603	1.0
Utilities: Electric	879	867	—
Wholesale	19,250	19,217	1.0
Total	$2,032,235	$1,986,690	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of June 30, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	120,384	121,715	6.1%
Cyprus	26,061	26,245	1.3
Italy	5,311	4,772	0.2
Luxembourg	75,187	67,384	3.4
Sweden	1,167	340	0.1
United Kingdom	73,853	70,989	3.6
United States	1,730,272	1,695,245	85.3
Total	$2,032,235	$1,986,690	100.0%
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
As of June 30, 2022
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of operations for the three month and six month periods ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2022 and December 31, 2021, the Company had restricted cash balances of $19,299 and $31,553, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. As of June 30, 2022 and December 31, 2021, approximately $345 and $269, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $141,300 and $197,006, respectively, which represented approximately 7.1% and 9.5%, respectively, of total investments at fair value. For the three and six month periods ended June 30, 2022, the Company earned $2,502 and $5,048, respectively, in PIK income, included in interest income in the Consolidated Statements of Operations. For the three and six month periods ended June 30, 2021, the Company earned $1,675 and $3,284, respectively, in PIK income, included in interest income in the accompanying Consolidated Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six month periods ended June 30, 2022, the Company earned $1,646 and $3,583, respectively, in other income, primarily from amendment, underwriting, and prepayment fees. For the three and six month periods ended June 30, 2021, the Company earned $2,848 and $3,873, respectively, in other income, primarily from amendment and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022 and December 31, 2021, the fair value of loans on non-accrual status was $13,018 and $10,836, respectively, which represented approximately 0.7% and 0.5%, respectively, of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2022 and December 31, 2021 and for the periods then ended.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax for the three and six month periods ended June 30, 2022. For the three and six month periods ended June 30, 2021 the Company incurred $100 and $100, respectively, in excise tax.
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

Recent Accounting Standards Updates
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2022 and December 31, 2021.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2022 and 2021, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,646,689	$1,646,689
Second Lien Debt	—	—	281,152	281,152
Equity Investments	—	—	58,849	58,849
Total	$—	$—	$1,986,690	$1,986,690

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,674,715	$1,674,715
Second Lien Debt	—	—	337,899	337,899
Equity Investments	—	—	57,469	57,469
Total	$—	$—	$2,070,083	$2,070,083
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,607,929	$294,677	$58,749	$1,961,355
Purchases	165,813	430	1,108	167,351
Sales	(17,005)	(4,012)	—	(21,017)
Paydowns	(97,116)	—	(108)	(97,224)
Accretion of discount	2,448	185	47	2,680
Net realized gains (losses)	99	(956)	611	(246)
Net change in unrealized appreciation (depreciation)	(15,479)	(9,172)	(1,558)	(26,209)
Balance, end of period	$1,646,689	$281,152	$58,849	$1,986,690
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(14,781)	$(9,172)	$(230)	$(24,183)

	Financial Assets
	For the six month period ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,674,715	$337,899	$57,469	$2,070,083
Purchases	227,825	678	2,479	230,982
Sales	(17,005)	(4,012)	—	(21,017)
Paydowns	(216,496)	(41,838)	(1,125)	(259,459)
Accretion of discount	5,461	953	54	6,468
Net realized gains (losses)	3,502	(956)	1,740	4,286
Net change in unrealized appreciation (depreciation)	(31,313)	(11,572)	(1,768)	(44,653)
Balance, end of period	$1,646,689	$281,152	$58,849	$1,986,690
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(25,533)	$(10,583)	$(440)	$(36,556)

	Financial Assets
	For the three month period ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,541,655	$275,603	$28,993	$1,846,251
Purchases	187,565	17,533	6,054	211,152
Sales	(9,950)	—	—	(9,950)
Paydowns	(135,879)	(865)	(992)	(137,736)
Accretion of discount	2,615	169	5	2,789
Net realized gains (losses)	95	—	—	95
Net change in unrealized appreciation (depreciation)	2,269	7,772	1,171	11,212
Balance, end of period	$1,588,370	$300,212	$35,231	$1,923,813
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$1,910	$7,772	$1,171	$10,853

	Financial Assets
	For the six month period ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,523,542	$260,258	$27,735	$1,811,535
Purchases	290,535	29,717	6,428	326,680
Sales	(74,606)	—	(1,127)	(75,733)
Paydowns	(164,432)	(3,396)	(992)	(168,820)
Accretion of discount	4,529	324	17	4,870
Net realized gains (losses)	1,229	—	681	1,910
Net change in unrealized appreciation (depreciation)	7,573	13,309	2,489	23,371
Balance, end of period	$1,588,370	$300,212	$35,231	$1,923,813
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$8,091	$13,294	$2,569	$23,954

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2022 and December 31, 2021:

	Fair Value as of June 30, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,495,065	Discounted Cash Flow	Discount Rate	4.36%	15.10%	8.04%
	138,606	Consensus Pricing	Indicative Quotes	89.50%	100.00%	97.89%
	13,018	Income Approach	Discount Rate	12.30%	12.30%	12.30%
Total First Lien Debt	1,646,689
Investments in Second Lien Debt	261,062	Discounted Cash Flow	Discount Rate	8.91%	13.93%	9.20%
	20,090	Consensus Pricing	Indicative Quotes	82.00%	82.00%	82.00%
Total Second Lien Debt	281,152
Investments in Equity	58,849	Income Approach	Discount Rate	7.22%	10.52%	8.35%
		Market Approach	Comparable Multiple	8.93x	16.91x	10.96x
Total Equity Investments	58,849
Total Level 3 Investments	$1,986,690

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,430,227	Discounted Cash Flow	Discount Rate	3.90%	13.99%	7.13%
	233,652	Consensus Pricing	Indicative Quotes	98.00%	100.00%	98.17%
	10,836	Income Approach	Discount Rate	11.55%	11.55%	11.55%
Total First Lien Debt	1,674,715
Investments in Second Lien Debt	300,262	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.55%
	37,637	Consensus Pricing	Indicative Quotes	97.25%	98.00%	97.43%
Total Second Lien Debt	337,899
Investments in Equity	57,469	Income Approach	Discount Rate	7.22%	10.19%	8.31%
		Market Approach	Comparable Multiple	9.10x	16.43x	11.86x
Total Equity Investments	57,469
Total Level 3 Investments	$2,070,083
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$884,609	$884,609	$966,947	$966,947
Total	$884,609	$884,609	$966,947	$966,947
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement renewed automatically for successive annual periods, provided that such continuance was specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Investment Adviser for an additional one year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the "Order") and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26 meeting was held by video- and telephone-conference. On October 11, 2021, the Board, including all of its Independent Directors, reviewed and approved the terms of an amended and restated investment advisory agreement for an initial term of two years, conditional upon stockholders’ approval of the proposal to convert the Company to a perpetual life BDC as discussed below. Pursuant to the Order and a determination by the Board that reliance on the Order was appropriate due to circumstances related to the current or potential side effects of COVID-19, the October 11, 2021 meeting was held by video- and telephone-conference.
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
Under the Investment Advisory Agreement, the management fee was calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Original Investment Period (as defined below) which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Original Investment Period” commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021, the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Investment Adviser agreed that effective September 12, 2021 the annual rate of its management fee would decrease from a rate of 1.25% to 1.00% of the Company's average Capital Under Management. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
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

Below is a summary of the base management fees and incentive fees incurred during the three month and six month periods ended June 30, 2022 and 2021:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Base management fees	$3,027	$3,187	$5,827	$6,262
Incentive fees on pre-incentive fee net investment income	3,806	4,602	8,723	8,728
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	3,806	4,602	8,723	8,728
Total base management fees and incentive fees	$6,833	$7,789	$14,550	$14,990
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
As of June 30, 2022 and December 31, 2021, $6,836 and $7,763, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 9, 2022, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Administration Agreement with the Administrator for an additional one year term.
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
For the three and six month periods ended June 30, 2022, the Company incurred $405 and $719, respectively, in fees under the Administration Agreement. For the three and six month periods ended June 30, 2021, the Company incurred $169 and $323, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, $571 and $239, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
On May 9, 2022, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the three and six month periods ended June 30, 2022, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $223 and $486, respectively. For the three and six month periods ended June 30, 2021, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $191 and $364, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, $844 and $726, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and six month periods ended June 30, 2022, TCG received $1,554 and $1,554, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. For the three and six month periods ended June 30, 2021, TCG earned $1,352 and $1,352, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. TCG paid these amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of eight members, five of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and six month periods ended June 30, 2022, the Company incurred $107 and $202, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the three and six month periods ended June 30, 2021, the Company incurred $82 and $141, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2022, there were no unpaid directors' fees and expenses. As of December 31, 2021, $99 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV2 are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2022 and December 31, 2021, asset coverage was 234.85% and 220.61%, respectively, and the Company and the SPVs were in compliance with all covenants and other requirements under the Credit Facilities as of June 30, 2022 and December 31, 2021. Below is a summary of the borrowings and repayments under the Credit Facilities for the three month and six month periods ended June 30, 2022 and 2021.

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Outstanding borrowing, beginning of period	$889,297	$876,363	$966,947	$880,956
Borrowings	119,814	168,749	154,978	200,361
Repayments	(119,361)	(56,421)	(227,523)	(92,033)
Foreign currency translation	(5,141)	(673)	(9,793)	(1,266)
Outstanding borrowing, end of period	$884,609	$988,018	$884,609	$988,018
Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020. The Subscription Facility provides for secured borrowings of $50,000, which was reduced to $10,000 effective July 1, 2022. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company also pays a fee of 0.25% per year on undrawn amounts under the Subscription Facility.
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
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021 and March 7, 2022. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $450,000 as of June 30, 2022, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 (May 13, 2023 prior to the March 2022 amendment), and a maturity date of March 7, 2030 (May 13, 2028 prior to the March 2022 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% (2.66% prior to the March 2022 amendment). SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
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

As of June 30, 2022 and December 31, 2021, the Company had no outstanding Repurchase Obligations. For the three and six month periods ended June 30, 2022, the Company did not enter into any repurchase agreements. For the three and six month periods ended June 30, 2021, the Company entered into $23,421 and $23,421 of repurchase agreements, respectively, with a weighted average interest rate of 3.20% and 3.20%, respectively.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$—	$50,000	$—
SPV Credit Facility	700,000	607,309	92,691	68,942
SPV2 Credit Facility	450,000	277,300	172,700	121,691
Total	$1,200,000	$884,609	$315,391	$190,633

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six month periods ended June 30, 2022 and 2021, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$7,238	$6,289	$13,436	$12,150
Facility unused commitment fee	295	90	596	163
Amortization of deferred financing costs	428	306	831	591
Total interest expense and credit facility fees	$7,961	$6,685	$14,863	$12,904
Cash paid for interest expense	$6,878	$6,463	$13,453	$12,419

Average principal debt outstanding	$898,944	$928,398	$911,039	$908,822
Weighted average interest rate	3.19%	2.67%	2.93%	2.66%

As of June 30, 2022 and December 31, 2021, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2022	December 31, 2021
Interest expense payable	$5,909	$5,506
Unused commitment fees payable	281	70
Total interest expense and credit facility fees payable	$6,190	$5,576
Weighted average interest rate (1)	3.07%	2.63%
(1) Based on floating benchmark rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2022 and December 31, 2021:

	As of
Payment Due by Period	June 30, 2022	December 31, 2021
Less than 1 Year	$—	$30,190
1-3 Years	—	—
3-5 Years	607,309	594,357
More than 5 Years	277,300	342,400
Total	$884,609	$966,947
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2022 and December 31, 2021 for any such exposure.
The Company has in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$87,379	$66,093
Unfunded revolving commitments	76,251	70,272
Total unfunded commitments	$163,630	$136,365

7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

The following table summarizes capital activity during the three month period ended June 30, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	57,005,057	$570	$1,160,819	$1,685	$1,075	$(14,947)	$1,149,202
Common stock issued	3,233,368	32	64,668	—	—	—	64,700
Net investment income (loss)	—	—	—	26,578	—	—	26,578
Net realized gain (loss)	—	—	—	—	867	—	867
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(26,209)	(26,209)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	5,141	5,141
Dividends declared	—	—	—	(27,362)	—	—	(27,362)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304	—	—	—
Balance, end of period	60,238,425	$602	$1,225,183	$1,205	$1,942	$(36,015)	$1,192,917

The following table summarizes capital activity during the six month period ended June 30, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Common stock issued	3,233,368	32	64,668	—	—	—	64,700
Net investment income (loss)	—	—	—	54,554	—	—	54,554
Net realized gain (loss)	—	—	—	—	4,061	—	4,061
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(44,653)	(44,653)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	9,793	9,793
Dividends declared	—	—	—	(55,865)	(5,914)	—	(61,779)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304		—	—
Balance, end of period	60,238,425	$602	$1,225,183	$1,205	$1,942	$(36,015)	$1,192,917

The following table summarizes capital activity during the three month period ended June 30, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	49,062,820	$491	$996,001	$969	$(5,118)	$(14,788)	$977,555
Common stock issued	2,427,186	24	49,976	—	—	—	50,000
Net investment income (loss)	—	—	—	25,992	—	—	25,992
Net realized gain (loss)	—	—	—	—	96	—	96
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	11,884	11,884
Dividends declared	—	—	—	(24,715)	—	—	(24,715)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103	—	—	—
Balance, end of period	51,490,006	$515	$1,045,874	$2,349	$(5,022)	$(2,904)	$1,040,812

The following table summarizes capital activity during the six month period ended June 30, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Common stock issued	2,427,186	24	49,976	—	—	—	50,000
Net investment income (loss)	—	—	—	49,394	—	—	49,394
Net realized gain (loss)	—	—	—	—	1,869	—	1,869
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	24,678	24,678
Dividends declared	—	—	—	(48,265)	—	—	(48,265)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103		—	—
Balance, end of period	51,490,006	$515	$1,045,874	$2,349	$(5,022)	$(2,904)	$1,040,812

    The following table summarizes total shares of common stock issued and proceeds related to capital activity during the six month period ended June 30, 2022.

	Shares Issued	Proceeds
June 30, 2022	3,233,368	$64,700
Total	3,233,368	$64,700
Subscription and share issuance transactions during the six month period ended June 30, 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the six month period ended June 30, 2022, there was no increase to net asset value per share resulting from such subscription.
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the six month period ended June 30, 2021

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
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net increase (decrease) in net assets resulting from operations	$6,377	$37,972	$23,755	$75,941
Weighted-average common shares outstanding	57,040,589	49,116,165	57,022,921	49,089,640
Basic and diluted earnings per common share	$0.11	$0.77	$0.42	$1.55

The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 20, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.50
March 25, 2022	March 25, 2022	April 18, 2022	$0.10	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
(1) Represents a capital gain distribution of $0.103745 per share.
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase at least 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes.

On June 30, 2022, the Company commenced a Quarterly Tender Offer (the “Q2 2022 Tender Offer”) for up to 1,995,176 shares tendered on or prior to July 29, 2022. Stockholders whose tendered shares in the Q2 2022 Tender Offer were purchased received, at the expiration of the Q2 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of shares accepted for purchase, multiplied by the net asset value per share as of June 30, 2022 (the “Purchase Price”), reduced by an early repurchase fee of 2.0% of the Purchase Price, if applicable. The Purchase Price was $19.80 per share.
On April 5, 2022, CDL Tender Fund 2022-1, L.P. (the “Purchaser”) launched a tender offer (the “Offer”) to purchase up to $100,000,000 in aggregate amount of shares of the Company’s common stock at a purchase price of $20.13 per share (the “Purchase Price”), which represented the net asset value per share of the Company’s common stock as determined by the Company on March 29, 2022. The Offer expired on May 3, 2022. The Purchaser accepted for purchase $100,000,000 in aggregate amount of the Company’s common stock at the Purchase Price, which represented approximately 8.71% of the total number of the Company’s outstanding shares of common stock as of May 6, 2022. The Purchaser is wholly owned by its limited partners, the Investment Adviser, Cliffwater Corporate Lending Fund, a Delaware statutory trust, and AlpInvest Indigo I CI-A, L.P., a Delaware limited partnership which is advised by an affiliate of the Investment Adviser. These limited partners contributed approximately $28.6 million, $50.0 million and $21.4 million, respectively, in cash to the Purchaser to fund the purchase of the shares. Effective as of June 15, 2022, the Investment Adviser assigned its entire interest in the Purchaser to a third party for $28.4 million and as of that date no longer owns shares indirectly through the Purchaser.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2022 and 2021:

	For the six month periods ended
	June 30, 2022	June 30, 2021
Per Share Data:
Net asset value per share, beginning of period	$20.46	$19.63
Net investment income (loss) (1)	0.96	1.01
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.54)	0.54
Net increase (decrease) in net assets resulting from operations	0.42	1.55
Dividends declared (2)	(1.08)	(0.96)
Other	—	(0.01)
Net asset value per share, end of period	$19.80	$20.21
Number of shares outstanding, end of period	60,238,425	51,490,006
Total return based on net asset value (3)	2.05%	7.85%
Net assets, end of period	$1,192,917	$1,040,812
Ratio to average net assets (4):
Expenses before incentive fees	2.12%	2.16%
Expenses after incentive fees	2.87%	3.04%
Net investment income (loss)	4.66%	4.97%
Interest expense and credit facility fees	1.27%	1.30%
Ratios/Supplemental Data:
Asset coverage, end of period	234.85%	205.34%
Portfolio turnover	11.42%	13.13%
Total committed capital, end of period	$1,227,312	$1,227,312
Ratio of total contributed capital to total committed capital, end of period	100.00%	85.36%
Weighted-average shares outstanding	57,022,921	49,089,640
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
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2022 and June 30, 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2022 and June 30, 2021, the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company's first tax return.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of June 30, 2022 and June 30, 2021, permanent differences primarily due to non-deductible excise tax paid, non-deductible expenses from investments in partnerships, and the tax treatment of controlled foreign corporations resulted in a net increase in distributable earnings (loss) by $304 and $103, respectively, and a net decrease in additional paid-in capital in excess of par by $304 and $103, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the period from July 1, 2021 to June 30, 2022 and for the period from July 1, 2020 to June 30, 2021 was as follows:

	For the period from July 1, 2021 to June 30, 2022	For the period from July 1, 2020 to June 30, 2021
Ordinary income	$109,636	$93,897
Long-term capital gains	5,914	—
Tax return of capital	—	—
Income Tax Information and Distributions to Stockholders
As of June 30, 2022 and June 30, 2021, the components of accumulated earnings (deficit) on a tax basis were as follows:

	For the period from July 1, 2021 to June 30, 2022	For the period from July 1, 2020 to June 30, 2021
Undistributed ordinary income	$26,240	$25,096
Undistributed long-term capital gains	5,592	—
Other book/tax differences (1)	(27,627)	(25,005)
Capital loss carryforwards	—	(3,233)
Net unrealized appreciation (depreciation) on investments)(2)	(46,604)	1,989
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	9,531	(4,424)
Total accumulated earnings (deficit)	$(32,868)	$(5,577)
(1) Consists of dividends payable as well as the unamortized portion of organization costs as of June 30, 2022 and June 30, 2021.
(2) The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable to the tax treatment of partnership investments.

    As of June 30, 2022 and June 30, 2021, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of
	June 30, 2022	June 30, 2021
Cost of investments	$2,033,294	$1,921,824
Gross unrealized appreciation on investments	13,976	34,140
Gross unrealized depreciation on investments	(60,580)	(32,151)
Net unrealized appreciation (depreciation) on investments	$(46,604)	$1,989

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of June 30, 2022 and June 30, 2021, the Company had $0 and $3,233 of capital loss carryforwards, respectively, of which $0 and $2,347 were short-term capital loss carryforwards, respectively, and $0 and $886, were long-term capital loss carryforwards, respectively.

11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.

On August 1, 2022, the Board of Directors approved the Carlyle Credit Solutions, Inc. Dividend Reinvestment Plan (the “Plan”). All investors that purchase shares of the Company’s common stock on or after July 1, 2022 will be automatically enrolled in the Plan as a participant (the “Participant”) unless they expressly opt not to participate in the Plan at the time of purchase. Pursuant to the Plan all income dividends and/or capital gains distributions (collectively, “Distributions”) declared by the Board of Directors to be payable to the Participants in cash shall be reinvested by the Company on behalf of the Participants in shares of common stock as set forth below. A Participant will receive an amount of newly issued shares of common stock equal to the amount of the Distribution payable in cash on that Participant’s shares divided by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared, provided that in the event a Distribution is declared on the last day of a fiscal quarter, the net asset value per share shall be deemed to be the net asset value per share as of such day. Investors that purchases shares of common stock prior to July 1, 2022 can enroll in the Plan by contacting the Company’s transfer agent.

Upon expiration of the Q2 2022 Tender Offer, the Company accepted for purchase 1,995,176 shares of common stock. See Note 7, Net Assets, to these consolidated financial statements for additional information regarding the Q2 2022 Tender Offer.

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

We were incorporated on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc. Our name was changed to TCG BDC II, Inc. on March 3, 2017, and was changed again to Carlyle Credit Solutions, Inc. on March 29, 2022. We are structured as an externally managed, non-diversified closed-end investment company. On September 11, 2017, we completed our initial closing of capital commitments (together with subsequent closings, the “Initial Private Offering”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved our conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely our finite term and finite investment period and permits us to accept new subscriptions for shares of our common stock in a new continuous private offering (the “New Continuous Offering”). We conducted the Initial Private Offering and are conducting the New Continuous Offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We have an indefinite term.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. As of June 30, 2022, our Investment Adviser’s investment team included a team of more than 180 investment professionals across the Carlyle Global Credit segment. Subject to certain delegated authorities, our Investment Adviser’s investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises several of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to a screening committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022	December 31, 2021
Number of investments	137	126
Number of portfolio companies	107	97
Number of industries	26	25
Percentage of total investment fair value:
First Lien Debt	82.8%	80.9%
Second Lien Debt	14.2%	16.3%
Total secured debt	97.0%	97.2%
Equity investments	3.0%	2.8%
Percentage of debt investment fair value:
Floating rate (1)	97.6%	97.6%
Fixed interest rate	2.4%	2.4%
(1) Primarily subject to interest rate floors.
Our investment activity for the three month periods ended June 30, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2022	June 30, 2021
Investments:
Total investments, beginning of period	$1,980,691	$1,855,942
New investments purchased	167,351	211,152
Net accretion of discount on investments	2,680	2,789
Net realized gain (loss) on investments	(246)	95
Investments sold or repaid	(118,241)	(147,686)
Total Investments, end of period	$2,032,235	$1,922,292
Principal amount of investments funded:
First Lien Debt	$169,963	$184,563
Second Lien Debt	430	17,916
Equity Investments	900	5,919
Total	$171,293	$208,398
Principal amount of investments sold or repaid:
First Lien Debt	$(114,239)	$(145,404)
Second Lien Debt	(5,000)	(865)
Equity Investments	(51)	—
Total	$(119,290)	$(146,269)
Number of new funded investments	11	10
Average amount of new funded investments	$13,263	$15,846
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%

As of June 30, 2022 and December 31, 2021, investments consisted of the following:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,686,837	$1,646,689	$1,683,550	$1,674,715
Second Lien Debt	292,901	281,152	338,076	337,899
Equity Investments	52,497	58,849	49,349	57,469
Total	$2,032,235	$1,986,690	$2,070,975	$2,070,083
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	8.27%	8.47%	7.71%	7.75%
Second Lien Debt	10.02%	10.44%	9.11%	9.12%
First and Second Lien Debt Total	8.53%	8.76%	7.95%	7.98%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.95% to 8.53% from December 31, 2021 to June 30, 2022.
As of June 30, 2022 and December 31, 2021, one and one of our debt investments was on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2022 and December 31, 2021. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,973,672	99.3%	$2,059,247	99.5%
Non-accrual (1)	13,018	0.7%	10,836	0.5%
Total	$1,986,690	100.0%	$2,070,083	100.0%
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$100.4	5.2%	$39.6	2.0%
Internal Risk Rating 2	1,523.8	79.0	1,671.7	83.1
Internal Risk Rating 3	290.6	15.1	290.5	14.4
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	13.0	0.7	10.8	0.5
Total	$1,927.8	100.0%	$2,012.6	100.0%
As of June 30, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.1, respectively. As of June 30, 2022 and December 31, 2021, one and one of our debt investments, with an aggregate fair value of $13.0 million and $10.8 million, respectively, was assigned an Internal Risk Rating of 5.
See the Consolidated Schedules of Investments as of June 30, 2022 and December 31, 2021 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the three and six month periods ended June 30, 2022 and 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income
Investment income for the three and six month periods ended June 30, 2022 and 2021 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
First Lien Debt	$35,255	$34,889	$70,852	$66,605
Second Lien Debt	6,872	6,332	14,761	12,089
Equity Investments	1,108	532	2,468	906
Cash	—	—	—	2
Total investment income	$43,235	$41,753	$88,081	$79,602
The increase in investment income for the three month and six month periods ended June 30, 2022 from the comparable periods in 2021 was primarily driven by a higher average loan balance and higher weighted average interest rates. The size of our portfolio increased to $2,032,235 as of June 30, 2022 from $1,922,292 as of June 30, 2021 at amortized cost. As of June 30, 2022, the weighted average yield of our first and second lien debt investments increased to 8.53% from 7.93% as of June 30, 2021, on amortized cost primarily due to new fundings being originated at a higher weighted average yield than the yield of positions being repaid or sold.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2022, 1 first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $13,018, which represents approximately 0.7% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of June 30, 2021, 1 first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $9,462, which represents approximately 0.8% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three and six month periods ended June 30, 2022 and 2021 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total investment income	$43,235	$41,753	$88,081	$79,602
Total expenses	16,657	15,761	33,527	30,208
Net investment income (loss)	$26,578	$25,992	$54,554	$49,394
Expenses
Expenses for the three and six month periods ended June 30, 2022 and 2021 comprised the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Management fees	$3,027	$3,187	5,827	6,262
Net investment income incentive fees	3,806	4,602	8,723	8,728
Professional fees	867	453	2,039	838
Administrative service fees	405	169	719	323
Interest expense	7,238	6,289	13,436	12,150
Credit facility fees	723	396	1,427	754
Directors’ fees and expenses	107	82	202	141
Other general and administrative	484	483	1,154	912
Excise tax expense	—	100	—	100
Total expenses	$16,657	$15,761	$33,527	$30,208

Interest expense and credit facility fees for the three and six month periods ended June 30, 2022 and 2021 comprised the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$7,238	$6,289	$13,436	$12,150
Facility unused commitment fee	295	90	596	163
Amortization of deferred financing costs	428	306	831	591
Total interest expense and credit facility fees	$7,961	$6,685	$14,863	$12,904
Cash paid for interest expense	$6,878	$6,463	$13,453	$12,419

Average principal debt outstanding	$898,944	$928,398	$911,039	$908,822
Average interest rate	3.19%	2.67%	2.93%	2.66%
The increase in interest expense for the three month and six month periods ended June 30, 2022 compared to the comparable periods in 2021 was driven primarily by higher weighted average interest rates.
Below is a summary of the base management fees and incentive fees during the three and six month periods ended June 30, 2022 and 2021:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Base management fees	$3,027	$3,187	$5,827	$6,262
Incentive fees on pre-incentive fee net investment income	3,806	4,602	8,723	8,728
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	3,806	4,602	8,723	8,728
Total base management fees and incentive fees	$6,833	$7,789	$14,550	$14,990
The decrease in management fees and incentive fees for the three month and six month periods ended June 30, 2022 from the comparable periods in 2021 was driven by a reduction in our management fee and incentive fee rates. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended June 30, 2022, we recorded realized gain of approximately $721 on 4 investments and realized loss of approximately $967 on 2 investments. We recorded a change in unrealized appreciation on 26 investments totaling approximately $5,720 and a change in unrealized depreciation on 106 investments of approximately $31,929. During the three month period ended June 30, 2021, we recorded realized gain of approximately $95 on 1 investment and no realized loss. We recorded a change in unrealized appreciation on 70 investments totaling approximately $21,150 and a change in unrealized depreciation on 52 investments of approximately $9,938.

During the six month period ended June 30, 2022, we recorded realized gain of approximately $5,253 on 7 investments and realized loss of approximately $967 on 2 investments. We recorded a change in unrealized appreciation on 61 investments totaling approximately $10,901 and a change in unrealized depreciation on 195 investments of approximately $55,554. During the six month period ended June 30, 2021, we recorded realized gain of approximately $1,910 on 6 investments and no realized loss. We recorded a change in unrealized appreciation on 152 investments totaling approximately $39,750 and a change in unrealized depreciation on 91 investments of approximately $16,379.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six month periods ended June 30, 2022 and 2021 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gain (loss) on investments	$(246)	$95	$4,286	$1,910
Net change in unrealized appreciation (depreciation) on investments	(26,209)	11,212	(44,653)	23,371
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(26,455)	$11,307	$(40,367)	$25,281
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and six month periods ended June 30, 2022 and 2021 were as follows:

	For the three month periods ended				For the six month periods ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$99	$(15,479)	$95	$2,269	$3,502	(31,313)	$1,229	$7,573
Second Lien Debt	(956)	(9,172)	—	7,772	(956)	(11,572)	—	13,309
Equity Investments	611	(1,558)	—	1,171	1,740	(1,768)	681	2,489
Total	$(246)	$(26,209)	$95	$11,212	$4,286	$(44,653)	$1,910	$23,371

Net change in unrealized depreciation in our investments for the three and six month periods ended June 30, 2022 as compared to the comparable period in 2021 was primarily due to negative impact of widening market yields. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of June 30, 2022, the maximum principal amount of the Subscription Facility was $50,000, which was reduced to $10,000 effective July 1, 2022. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021, and March 28, 2022. As of June 30, 2022, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026 (April 1, 2025 prior to the March 2022 amendment), with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (LIBOR prior to the March 2022 amendment) (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year with a step-up based on collateral coverage and asset mix (2.40% prior to the March 2022 amendment). The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
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
As of June 30, 2022 and December 31, 2021, the Company had $100,810 and $65,838, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$—	$50,000	$—
SPV Credit Facility	700,000	607,309	92,691	68,942
SPV2 Credit Facility	450,000	277,300	172,700	121,691
Total	$1,200,000	$884,609	$315,391	$190,633

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued and outstanding as of June 30, 2022 and December 31, 2021 were 60,238,425 and 57,005,057, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2022 and 2021:

	For the six month periods ended
	June 30, 2022	June 30, 2021
Shares outstanding, beginning of period	57,005,057	49,062,820
Common stock issued	3,233,368	2,427,186
Shares outstanding, end of period	60,238,425	51,490,006
On April 5, 2022, CDL Tender Fund 2022-1, L.P. (the “Purchaser”) launched a tender offer (the “Offer”) to purchase up to $100,000,000 in aggregate amount of shares of our common stock at a purchase price of $20.13 per share (the “Purchase Price”), which represented the net asset value per share of our common stock as determined by the Company on March 29, 2022. The Offer expired on May 3, 2022. The Purchaser accepted for purchase $100,000,000 in aggregate amount of our common stock at the Purchase Price, which represented approximately 8.71% of the total number of our outstanding shares of common stock as of May 6, 2022. The Purchaser is wholly owned by its limited partners, the Investment Adviser, Cliffwater Corporate Lending Fund, a Delaware statutory trust, and AlpInvest Indigo I CI-A, L.P., a Delaware limited partnership which is advised by an affiliate of the Investment Adviser. These limited partners contributed approximately $28.6 million, $50.0 million and $21.4 million, respectively, in cash to the Purchaser to fund the purchase of the shares. Effective as of June 15, 2022, the Investment Adviser assigned its entire interest in the Purchaser to a third party for $28.4 million and as of that date no longer owns shares indirectly through the Purchaser.
On June 30, 2022, the Company commenced a Quarterly Tender Offer (the “Q2 2022 Tender Offer”) for up to 1,995,176 shares of common stock tendered on or prior to July 29, 2022, the expiration date for the Q2 2022 Tender Offer. Stockholders whose shares were purchased in the Q2 2022 Tender Offer received, at the expiration of the Q2 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of shares accepted for purchase, multiplied by the purchase price of June 30, 2022 net asset value per share (the “Purchase Price”), reduced by an early repurchase fee of 2.0% of the Purchase Price, if applicable. The Purchase Price was $19.80 per share. Upon expiration of the Q2 2022 Tender Offer the Company accepted for purchase 1,995,176 shares.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2022 and December 31, 2021 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$87,379	$66,093
Unfunded revolving commitments	76,251	70,272
Total unfunded commitments	$163,630	$136,365

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2020
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	0.45
September 28, 2020	September 28, 2020	October 16, 2020	0.46
December 14, 2020	December 14, 2020	January 15, 2021	0.50
			$1.94
2021
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	0.48
September 29, 2021	September 29, 2021	October 15, 2021	0.49
December 20, 2021	December 30, 2021	January 18, 2022	0.48
Total			$1.93
2022
March 25, 2022	March 25, 2022	April 18, 2022	$0.50
March 25, 2022	March 25, 2022	April 18, 2022	0.10	(1)
June 15, 2022	June 15, 2022	July 19, 2022	0.48
Total			$1.08
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2022 and December 31, 2021.
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
Interest Rate Risk
As of June 30, 2022, on a fair value basis, approximately 2.4% of our debt investments bear interest at a fixed rate and approximately 97.6% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are subject to floating interest rates and are typically paid based on floating LIBOR or SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2022 and December 31, 2021 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of June 30, 2022 and 2021, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$69,541	$(26,997)	$42,544	$46,242	$(28,722)	$17,520
Up 200 basis points	$50,043	$(18,104)	$31,939	$26,312	$(19,024)	$7,288
Up 100 basis points	$30,290	$(9,211)	$21,079	$6,396	$(9,326)	$(2,930)
Down 100 basis points	$(11,818)	$2,056	$(9,762)	$(178)	$1,870	$1,692
Down 200 basis points	$(14,490)	$2,056	$(12,434)	$(178)	$1,870	$1,692
Down 300 basis points	$(14,517)	$2,056	$(12,461)	$(178)	$1,870	$1,692

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: August 10, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)