Form 10-Q
period 2022-09-30
Carlyle Credit Solutions, Inc.
filed 2022-11-14
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 14, 2022 was 60,509,022.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,139,002 and $2,070,975, respectively)	$2,092,584	$2,070,083
Cash, cash equivalents and restricted cash	64,963	65,838
Deferred financing costs	8,334	5,962
Receivable for investment sold/repaid	2,777	5,424
Interest receivable from non-controlled/non-affiliated investments	25,229	24,410
Prepaid expenses and other assets	2,618	1,427
Receivable for issuance of common stock	389	3,846
Total assets	$2,196,894	$2,176,990
LIABILITIES
Secured borrowings (Note 5)	$930,423	$966,947
Payable for investments purchased	14,050	93
Due to Investment Adviser	170	448
Interest and credit facility fees payable (Note 5)	9,320	5,576
Dividend payable (Note 7)	29,700	27,362
Management and incentive fees payable (Note 4)	7,485	7,763
Administrative service fees payable (Note 4)	902	239
Other accrued expenses and liabilities	2,566	2,321
Total liabilities	994,616	1,010,749
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,509,022 and 57,005,057 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	605	570
Paid-in capital in excess of par value	1,230,674	1,160,819
Total distributable earnings (loss)	(29,001)	4,852
Total net assets	$1,202,278	$1,166,241
NET ASSETS PER SHARE	$19.87	$20.46
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$46,150	$39,692	$125,599	$112,137
PIK income	2,618	1,746	7,667	5,030
Other income	2,767	632	6,350	4,505
Total investment income from non-controlled/non-affiliated investments	51,535	42,070	139,616	121,672
Total investment income	51,535	42,070	139,616	121,672
Expenses:
Management fees (Note 4)	3,020	3,240	8,847	9,502
Net investment income incentive fees (Note 4)	4,461	4,559	13,184	13,287
Professional fees	610	479	2,649	1,317
Administrative service fees (Note 4)	331	275	1,050	598
Interest expense (Note 5)	10,214	6,757	23,650	18,907
Credit facility fees (Note 5)	753	422	2,180	1,176
Directors’ fees and expenses	98	96	300	237
Other general and administrative	794	462	1,948	1,374
Total expenses	20,281	16,290	53,808	46,398
Net investment income (loss) before taxes	31,254	25,780	85,808	75,274
Excise tax expense	—	—	—	100
Net investment income (loss)	31,254	25,780	85,808	75,174
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(4,341)	4,546	(55)	6,456
Currency gains (losses) on non-investment assets and liabilities	(191)	(44)	(416)	(85)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(873)	(930)	(45,526)	22,441
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	7,718	3,186	17,511	4,493
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	2,313	6,758	(28,486)	33,305
Net increase (decrease) in net assets resulting from operations	$33,567	$32,538	$57,322	$108,479
Basic and diluted earnings per common share (Note 7)	$0.57	$0.63	$0.99	$2.17
Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	58,896,914	51,725,278	57,654,450	49,977,840
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$85,808	$75,174
Net realized gain (loss) on investments and non-investment assets and liabilities	(471)	6,371
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(28,015)	26,934
Net increase (decrease) in net assets resulting from operations	57,322	108,479
Capital transactions:
Common stock issued	109,868	100,000
Repurchase of common stock	(39,674)	—
Dividends declared (Note 10)	(91,479)	(74,674)
Net increase (decrease) in net assets resulting from capital share transactions	(21,285)	25,326
Net increase (decrease) in net assets	36,037	133,805
Net assets at beginning of period	1,166,241	963,136
Net assets at end of period	$1,202,278	$1,096,941
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$57,322	$108,479
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,289	936
Net accretion of discount on investments	(9,346)	(7,369)
Paid-in-kind interest	(9,996)	(5,136)
Net realized (gain) loss on investments and non-investment assets and liabilities	471	(6,371)
Net change in unrealized (appreciation) depreciation on investments	45,526	(22,441)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(17,511)	(4,493)
Cost of investments purchased and change in payable for investments purchased	(449,566)	(542,910)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	416,972	297,693
Changes in operating assets:
Interest receivable	(819)	(8,440)
Prepaid expenses and other assets	(1,191)	(631)
Changes in operating liabilities:
Due to Investment Adviser	(278)	(71)
Interest and credit facility fees payable	3,744	825
Management and incentive fees payable	(278)	366
Administrative service fees payable	663	231
Other accrued expenses and liabilities	245	66
Net cash provided by (used in) operating activities	37,247	(189,266)
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock	113,325	100,947
Repurchase of common stock	(39,674)	—
Borrowings on the Credit Facilities	321,777	345,811
Repayments of the Credit Facilities	(340,748)	(196,533)
Dividends paid in cash	(89,141)	(72,031)
Debt issuance costs paid	(3,661)	(2,162)
Net cash provided by (used in) financing activities	(38,122)	176,032
Net increase (decrease) in cash, cash equivalents and restricted cash	(875)	(13,234)
Cash, cash equivalents and restricted cash, beginning of period	65,838	50,217
Cash, cash equivalents and restricted cash, end of period	$64,963	$36,983
Supplemental disclosures:
Interest paid during the period	$20,855	$18,796
Dividends declared during the period	$91,479	$74,674
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (84.1% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.00%	8.69%	8/16/2022	8/15/2028	$19,875	$19,328	$19,319	1.61%
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	6.00%	8.99%	12/17/2020	12/17/2026	17,142	16,846	16,933	1.41
Airnov, Inc.	^#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.00%	8.58%	12/20/2019	12/19/2025	25,313	25,074	25,211	2.10
Allied Universal Holdco LLC	^	(2)(3)	Business Services	LIBOR	4.25%	7.37%	2/17/2021	7/10/2026	494	496	433	0.04
Alpine Acquisition Corp II	^+	(2)(3)(6)(13)	Transportation: Cargo	SOFR	5.50%	8.42%	4/19/2022	11/30/2026	23,354	22,908	22,473	1.87
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	6.75%, 3.50% PIK	13.39%	1/7/2019	10/21/2022	40,746	40,746	40,613	3.38
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	8.07%	6/22/2018	6/22/2024	27,143	26,977	26,429	2.20
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	LIBOR	5.75%	9.50%	12/29/2020	12/29/2026	529	520	527	0.04
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	7.25%	9.93%	5/6/2021	5/6/2027	44,389	43,624	43,293	3.60
Apptio, Inc.	^+#	(2)(3)(6)	Software	LIBOR	6.00%	8.46%	1/10/2019	1/10/2025	36,487	36,152	36,487	3.03
Ascend Buyer, LLC	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	9.42%	9/30/2021	9/30/2028	12,700	12,458	12,469	1.04
Associations, Inc.	^#	(2)(3)(6)	Construction & Building	LIBOR	4.00%, 2.50% PIK	9.88%	7/2/2021	7/2/2027	12,770	12,665	12,446	1.04
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	LIBOR	6.00%	8.78%	12/24/2019	12/24/2026	36,563	35,954	34,383	2.86
Barnes & Noble, Inc.	+#	(2)(3)(10)	Retail	LIBOR	6.50%	11.36%	8/7/2019	12/20/2026	28,210	27,418	27,468	2.28
BlueCat Networks (USA) Inc.	^+	(2)(3)(6)	High Tech Industries	SOFR	5.75%	8.77%	8/8/2022	8/8/2028	12,659	12,357	12,351	1.03
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	LIBOR	5.50%	9.17%	9/30/2019	9/30/2026	29,132	28,675	28,722	2.39
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(6)(7)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	10.42%	10/20/2021	10/20/2028	€4,700	5,315	4,451	0.37
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(6)(7)	Consumer Goods: Non-Durable	LIBOR	6.25%	7.42%	10/20/2021	10/20/2028	€—	—	(91)	(0.01)
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.25%	6.38%	5/1/2019	5/1/2025	38,864	38,458	38,645	3.21
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7)	Software	LIBOR	4.50%	7.64%	8/30/2018	8/30/2024	14,268	14,222	14,031	1.17
CircusTrix Holdings, LLC	^+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	8.62%	2/2/2018	1/16/2024	10,579	10,551	10,454	0.87
CircusTrix Holdings, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	8.62%	1/8/2021	7/16/2023	558	501	558	0.05

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	9.39%	6/18/2018	6/18/2024	$41,039	$40,733	$39,139	3.26%
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(7)	Software	SOFR	5.50%	7.78%	7/2/2019	7/2/2026	55,782	55,073	55,264	4.60
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	SOFR	7.50%	9.78%	9/3/2020	7/2/2026	1,864	1,825	1,855	0.15
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.97%	3/11/2021	4/3/2028	11,842	11,698	11,401	0.95
Denali Midco 2, LLC	#	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	9.45%	9/15/2022	12/22/2027	7,143	6,845	6,843	0.57
Dermatology Associates	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	9.95%	2/15/2018	12/31/2022	8,902	8,955	8,873	0.74
Dermatology Associates	^	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	12.77%	2/15/2018	12/31/2022	10,096	5,871	6,223	0.52
Diligent Corporation	^	(2)(3)(6)	Telecommunications	LIBOR	6.25%	9.11%	8/4/2020	8/4/2025	670	657	648	0.05
Dwyer Instruments, Inc.	#	(2)(3)(6)	Capital Equipment	LIBOR	6.00%	9.38%	7/21/2021	7/21/2027	13,799	13,557	13,585	1.13
Eliassen Group, LLC	^+	(2)(3)(6)	Business Services	SOFR	5.75%	9.30%	4/14/2022	4/14/2028	21,008	20,667	20,701	1.72
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	6.25%	9.52%	9/14/2021	9/14/2027	14,142	13,871	13,157	1.09
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	9.42%	4/19/2021	4/19/2028	914	897	888	0.07
Excel Fitness Holdings, Inc.	^+	(2)(3)(6)(13)	Leisure Products & Services	SOFR	5.25%	8.08%	4/29/2022	4/29/2029	6,297	6,162	6,044	0.50
Excel Fitness Holdings, Inc.	#	(2)(3)(13)	Leisure Products & Services	SOFR	5.75%	9.13%	8/11/2022	4/29/2029	2,875	2,790	2,807	0.23
Excelitas Technologies Corp.	^+#	(2)(3)(6)(13)	Capital Equipment	SOFR	5.75%	8.58%	8/12/2022	8/12/2029	6,234	6,097	6,095	0.51
Excelitas Technologies Corp.	+	(2)(3)	Capital Equipment	EURIBOR	5.75%	6.08%	8/12/2022	8/12/2029	€2,551	2,566	2,450	0.20
FPG Intermediate Holdco, LLC	^	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	9.20%	8/5/2022	3/5/2027	856	686	680	0.06
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	SOFR	7.00%	9.95%	3/1/2021	9/1/2028	32,796	32,040	31,816	2.65
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	9.37%	9/30/2022	10/16/2028	80	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	10.92%	2/28/2022	2/28/2029	£7,275	9,466	7,900	0.66
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(7)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	9.94%	2/28/2022	2/28/2029	£1,658	1,887	1,765	0.15
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	LIBOR	5.25%	8.79%	12/13/2017	12/13/2024	10,935	10,892	10,893	0.91
Heartland Home Services, Inc	^	(2)(3)(6)	Consumer Services	LIBOR	5.75%	8.80%	2/10/2022	12/15/2026	3,267	3,222	3,185	0.26

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Heartland Home Services, Inc	+#	(2)(3)(6)	Consumer Services	LIBOR	6.00%	9.12%	12/15/2020	12/15/2026	$31,694	$31,204	$31,426	2.61%
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.50%	10.62%	12/14/2020	12/14/2026	18,544	18,163	18,064	1.50
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.50%	8.56%	11/15/2021	11/15/2028	17,197	16,860	16,244	1.35
HS Spa Holdings Inc.	^+	(2)(3)(6)	Consumer Services	SOFR	5.75%	7.51%	6/2/2022	6/2/2029	8,627	8,437	8,348	0.69
iCIMS, Inc.	^+#	(2)(3)(6)	Software	SOFR	6.75%	9.48%	8/18/2022	8/18/2028	25,719	25,234	25,107	2.09
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	LIBOR	6.25%	9.48%	2/21/2020	11/22/2025	19,487	19,220	19,249	1.60
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Leisure Products & Services	LIBOR	9.00%	9.54%	5/28/2021	5/28/2027	€33,000	39,197	31,695	2.64
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Diversified Financial Services	LIBOR	5.75%	8.85%	1/15/2020	8/27/2025	24,414	24,202	23,275	1.94
Integrity Marketing Acquisition, LLC	#	(2)(3)	Diversified Financial Services	LIBOR	5.50%	8.00%	8/7/2020	8/27/2025	7,853	7,798	7,465	0.62
IQN Holding Corp.	^+	(2)(3)(6)	Business Services	SOFR	5.50%	8.41%	5/2/2022	5/2/2029	6,783	6,707	6,734	0.56
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	LIBOR	5.75%	9.34%	12/22/2021	12/22/2027	16,016	15,661	15,377	1.28
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Diversified Financial Services	LIBOR	5.00%	8.63%	7/3/2019	7/1/2026	25,115	24,816	25,013	2.08
Kaseya, Inc.	+	(2)(3)(6)	High Tech Industries	SOFR	5.75%	8.28%	6/23/2022	6/23/2029	35,453	34,703	34,594	2.88
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.75%	8.56%	10/18/2019	10/18/2026	52,052	51,400	49,126	4.09
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,900	9,729	9,219	0.77
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	4.50%	8.76%	6/3/2019	6/3/2024	2,086	2,074	1,919	0.16
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage & Food	LIBOR	6.25%	9.91%	6/10/2021	6/10/2027	41,629	40,862	38,542	3.21
Material Holdings, LLC	#	(2)(3)(6)(13)	Business Services	SOFR	6.00%	9.64%	8/19/2021	8/19/2027	16,021	15,728	15,227	1.27
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	9.92%	6/1/2021	6/1/2027	43,632	42,826	38,300	3.19
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.40%	12/23/2021	12/23/2027	11,345	11,068	11,038	0.92
MMIT Holdings, LLC	#	(2)(3)(6)	High Tech Industries	LIBOR	6.25%	9.92%	9/15/2021	9/15/2027	11,053	10,851	11,005	0.91
NEFCO Holding Company LLC	+#	(2)(3)(6)(13)	Construction & Building	SOFR	6.50%	9.22%	8/5/2022	8/5/2028	11,051	10,768	10,762	0.89
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	LIBOR	5.50%	8.31%	5/9/2018	5/11/2023	9,612	9,587	9,592	0.80
North Haven Fairway Buyer, LLC	^+	(2)(3)(6)	Consumer Services	LIBOR	5.75%	8.65%	5/17/2022	5/17/2028	21,320	20,863	20,824	1.73
Oak Purchaser, Inc.	^+	(2)(3)(6)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	5,851	5,776	5,810	0.48
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	9.75%	7/12/2021	7/12/2027	6,444	6,337	6,377	0.53

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
PF Atlantic Holdco 2, LLC	^#	(2)(3)(6)	Leisure Products & Services	LIBOR	5.50%	8.77%	11/12/2021	11/12/2027	$27,515	$26,822	$26,826	2.23%
PF Growth Partners, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.00%	7.71%	7/1/2019	7/11/2025	7,977	7,916	7,900	0.66
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	9.05%	6/24/2022	6/1/2029	7,500	6,730	6,319	0.53
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(7)	Software	LIBOR	6.50%	9.31%	2/1/2021	2/1/2026	14,618	14,347	14,685	1.22
PXO Holdings I Corp.	^+	(2)(3)(6)(13)	Chemicals, Plastics & Rubber	SOFR	5.25%	8.21%	3/8/2022	3/8/2028	8,556	8,378	8,247	0.69
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	9.91%	11/19/2020	11/19/2026	15,067	14,815	14,481	1.20
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	9.89%	3/1/2021	3/1/2027	9,854	9,664	9,413	0.78
Regency Entertainment, Inc.	+	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	9.75%	5/22/2020	10/22/2025	40,000	39,494	39,493	3.27
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Diversified Financial Services	LIBOR	5.75%	9.42%	5/22/2019	5/22/2025	19,424	19,236	19,424	1.62
RSC Acquisition, Inc.	+#	(2)(3)(6)(13)	Diversified Financial Services	SOFR	5.50%	8.38%	11/1/2019	11/1/2026	33,640	33,199	32,167	2.67
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	LIBOR	6.25%	9.77%	11/20/2018	11/20/2025	28,462	28,158	26,729	2.22
Smarsh Inc.	^+	(2)(3)(6)	Software	SOFR	6.50%	10.05%	2/18/2022	2/18/2029	3,265	3,186	3,054	0.25
SPay, Inc.	^+	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	12.34%	6/15/2018	6/17/2024	24,252	24,118	21,683	1.80
Speedstar Holding, LLC	+#	(2)(3)	Automotive	LIBOR	7.00%	10.07%	1/22/2021	1/22/2027	26,763	26,353	26,697	2.22
Spotless Brands, LLC	^+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	9.09%	6/21/2022	7/25/2028	31,467	30,792	30,465	2.53
Tank Holding Corp.	^+	(2)(3)(6)(13)	Capital Equipment	SOFR	5.75%	8.88%	3/31/2022	3/31/2028	18,918	18,550	18,288	1.52
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.00%	8.69%	3/18/2020	3/18/2026	28,631	28,253	23,717	1.97
The Carlstar Group LLC	#	(2)(3)(6)(13)	Automotive	SOFR	6.50%	9.15%	7/8/2022	7/8/2027	14,629	14,252	14,266	1.19
TIBCO Software Inc.	+	(2)(3)	High Tech Industries	SOFR	4.50%	8.09%	9/30/2022	3/31/2029	15,000	13,650	13,441	1.12
Trafigura Trading LLC	^	(2)(3)(6)(12)(13)	Metals & Mining	SOFR	8.35%	12.11%	7/26/2021	10/5/2022	6,871	6,765	6,796	0.56
Tufin Software North America, Inc.	^+#	(2)(3)(6)(13)	Software	SOFR	7.00%	10.06%	8/17/2022	8/17/2028	26,851	26,296	26,281	2.19
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	LIBOR	6.00%	8.88%	12/2/2019	12/2/2025	42,105	41,466	41,229	3.43
U.S. Legal Support, Inc.	^+	(2)(3)(6)(13)	Business Services	SOFR	5.75%	9.29%	11/30/2018	11/30/2024	21,561	21,380	21,183	1.76
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage & Food	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,722	19,988	18,119	1.51
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026	€3,293	3,723	3,348	0.28
US INFRA SVCS Buyer, LLC	+#	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	8.78%	4/13/2020	4/13/2026	56,660	55,938	53,820	4.48

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	9.67%	10/19/2021	10/19/2027	$993	$975	$954	0.08%
USR Parent Inc.	+	(2)(3)	Retail	SOFR	7.60%	10.11%	4/22/2022	4/25/2027	4,333	4,293	4,148	0.34
Westfall Technik, Inc.	^+#	(2)(3)(13)	Chemicals, Plastics & Rubber	SOFR	6.25%	9.80%	9/13/2018	9/13/2024	27,982	27,800	27,419	2.28
Westfall Technik, Inc.	#	(2)(3)(13)	Chemicals, Plastics & Rubber	SOFR	6.25%	9.80%	7/1/2021	9/13/2024	4,970	4,888	4,870	0.41
Wineshipping.com LLC	#	(2)(3)(6)	Beverage & Food	LIBOR	5.75%	7.63%	10/29/2021	10/29/2027	14,574	14,265	13,698	1.14
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	8.80%	9/13/2021	9/13/2027	446	438	427	0.03
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.00%	7.78%	9/30/2020	11/1/2025	9,827	9,603	9,807	0.82
First Lien Debt Total										$1,803,582	$1,759,621	146.36%
Second Lien Debt (12.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.17%	9/30/2021	9/30/2028	$7,343	$7,201	$7,141	0.59%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)	Aerospace & Defense	LIBOR	8.25%	9.80%	1/17/2020	1/17/2028	30,327	29,824	31,540	2.62
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Leisure Products & Services	LIBOR	7.50%	10.06%	2/1/2019	2/1/2027	21,047	20,697	18,460	1.54
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	10.49%	8/10/2021	8/10/2029	38,180	37,239	37,380	3.11
AQA Acquisition Holdings, Inc.	+	(2)(3)	High Tech Industries	LIBOR	7.50%	10.57%	5/14/2021	3/3/2029	5,538	5,418	5,365	0.45
Blackbird Purchaser, Inc.	^+	(2)(3)(7)	Capital Equipment	LIBOR	7.50%	10.62%	12/14/2021	4/8/2027	9,194	8,981	8,738	0.73
Brave Parent Holdings, Inc.	+	(2)(3)	Software	LIBOR	7.50%	10.62%	10/3/2018	4/19/2026	18,197	17,964	17,704	1.47
Drilling Info Holdings, Inc.	^	(11)	Energy: Oil & Gas	LIBOR	8.25%	11.37%	2/11/2020	7/30/2026	18,600	18,266	18,693	1.54
Jazz Acquisition, Inc.	+	(8)	Aerospace & Defense	LIBOR	8.00%	11.12%	6/13/2019	6/18/2027	23,450	23,217	21,544	1.79
Outcomes Group Holdings, Inc.	#	(8)	Business Services	LIBOR	7.50%	11.17%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.14
PAI Holdco, Inc.	+	(7)(8)	Automotive	LIBOR	5.50%, 2.00% PIK	10.31%	10/28/2020	10/28/2028	14,016	13,688	13,889	1.16
Peraton Corp.	+	(8)	Aerospace & Defense	LIBOR	7.75%	10.57%	2/24/2021	2/1/2029	11,941	11,785	11,394	0.95
Quartz Holding Company	+	(8)	Software	LIBOR	8.00%	11.12%	4/2/2019	4/2/2027	11,900	11,748	11,824	0.98
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(8)	Beverage & Food	SONIA	8.50%	9.44%	3/12/2020	3/12/2028	£20,000	24,830	20,377	1.69
TruGreen Limited Partnership	+	(8)	Consumer Services	LIBOR	8.50%	11.62%	11/16/2020	11/2/2028	13,000	12,788	12,117	1.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
World 50, Inc.	#	(7)(8)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,643	22,943	1.91
Second Lien Debt Total										$269,017	$260,840	21.68%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (3.4% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$649	0.05%
Appriss Health, LLC	^	(8)	Healthcare & Pharmaceuticals	5/6/2021	—	486	484	0.04
Atlas Ontario LP (Canada)	^	(8)	Business Services	4/7/2021	5,114	5,114	5,114	0.43
Avenu Holdings, LLC	^	(7)(8)	Sovereign & Public Finance	9/28/2018	172	104	548	0.05
Blackbird Holdco, Inc.	^	(8)	Capital Equipment	12/14/2021	7	6,957	6,984	0.58
Buckeye Parent, LLC	^	(8)	Automotive	12/22/2021	442	442	406	0.03
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	433	639	0.05
Cority Software Inc. (Canada)	^	(8)	Software	7/2/2019	250	250	606	0.05
ECP Parent, LLC	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.02
GB Vino Parent, L.P.	^	(7)(8)	Beverage & Food	10/29/2021	4	351	261	0.02
Integrity Marketing Group, LLC	^	(7)(8)	Diversified Financial Services	12/21/2021	16,244	15,993	16,086	1.34
K2 Insurance Services, LLC	^	(8)	Diversified Financial Services	7/3/2019	433	306	903	0.08
NearU Holdings LLC	^	(8)	Consumer Services	8/16/2022	25	2,470	2,470	0.21
NEFCO Holding Company LLC	^	(8)	Construction & Building	8/5/2022	1	615	615	0.05
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,523	0.13
Pascal Ultimate Holdings, L.P	^	(8)	Capital Equipment	7/21/2021	36	364	638	0.05
Picard Parent, Inc.	^	(8)	High Tech Industries	9/30/2022	8	8,189	8,189	0.68
Profile Holdings I, LP	^	(8)	Chemicals, Plastics & Rubber	3/8/2022	3	262	262	0.02
Sinch AB (Sweden)	^	(7)(8)	High Tech Industries	3/26/2019	104	1,168	142	0.01
Talon MidCo 1 Limited	^	(8)	Software	8/17/2022	145,631	1,456	1,456	0.12
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	—	2,595	0.22
Titan DI Preferred Holdings, Inc.	^	(8)	Energy: Oil & Gas	2/11/2020	14,183	13,949	13,829	1.15
Turbo Buyer, Inc.	^	(8)	Automotive	12/2/2019	1,925	933	2,416	0.20
U.S. Legal Support Investment Holdings, LLC	^	(8)	Business Services	11/30/2018	641	641	841	0.07
Unifrutti Financing PLC (Cyprus)	^	(7)(8)	Beverage & Food	10/22/2020	2	2,078	2,444	0.20
Unifrutti Financing PLC (Cyprus)	^	(7)(8)	Beverage & Food	10/22/2020	1	532	700	0.06
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	190	733	0.06

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	439	213	300	0.03
Equity Investments Total						$66,403	$72,123	6.00%
Total investments—non-controlled/non-affiliated						$2,139,002	$2,092,584	174.04%
Total investments						$2,139,002	$2,092,584	174.04%
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

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate ("SOFR") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. As of September 30, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 3.14%, the 90-day LIBOR at 3.75%, the 180-day LIBOR rate at 4.23%, the 30-day SOFR at 3.04%, and the 90-day SOFR at 3.59%.
(3)Loan includes interest rate floor feature, generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by Carlyle Global Credit Investment Management L.L.C., the Company’s investment adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)As of September 30, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	—%	$598	$(12)
ADPD Holdings, LLC	Delayed Draw	—	2,166	(43)
ADPD Holdings, LLC	Delayed Draw	—	3,902	(78)
ADPD Holdings, LLC	Revolver	0.50	1,243	(25)
Advanced Web Technologies Holding Company	Revolver	0.50	1,708	(18)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,000	(11)
Airnov, Inc.	Revolver	0.50	2,292	(8)
Alpine Acquisition Corp II	Revolver	0.50	1,034	(37)
American Physician Partners, LLC	Revolver	0.50	550	(2)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Analogic Corporation	Revolver	0.50%	$441	$(11)
Applied Technical Services, LLC	Revolver	0.50	42	—
Appriss Health, LLC	Revolver	0.50	2,963	(69)
Apptio, Inc.	Revolver	0.50	1,420	—
Ascend Buyer, LLC	Revolver	0.50	1,113	(19)
Associations, Inc.	Revolver	0.50	723	(17)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(114)
BlueCat Networks (USA) Inc.	Delayed Draw	0.50	1,786	(36)
BlueCat Networks (USA) Inc.	Delayed Draw	0.50	958	(19)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	873	(4)
Bubbles Bidco S.P.A. (Italy)	Revolver	—	537	(3)
Chartis Holding, LLC	Revolver	0.50	2,401	(13)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(14)
Comar Holding Company, LLC	Revolver	0.50	2,935	(127)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(26)
DCA Investment Holding LLC	Delayed Draw	1.00	404	(15)
Denali MidCo 2, LLC	Delayed Draw	1.00	2,857	(86)
Diligent Corporation	Revolver	0.50	23	(1)
Dwyer Instruments, Inc.	Revolver	0.50	994	(14)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(42)
Ellkay, LLC	Revolver	0.50	1,786	(111)
EPS Nass Parent, Inc.	Revolver	0.50	40	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(1)
Excel Fitness Holdings, Inc.	Revolver	0.50	828	(29)
Excelitas Technologies Corp.	Revolver	0.50	434	(9)
Excelitas Technologies Corp.	Delayed Draw	—	303	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(159)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(41)
Greenhouse Software, Inc.	Revolver	0.50	733	(21)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,163	(29)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(4)
Heartland Home Services, Inc	Delayed Draw	0.75	1,864	(30)
Heartland Home Services, Inc	Revolver	0.50	2,780	(22)
Hercules Borrower LLC	Revolver	0.50	1,929	(45)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(81)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
HS Spa Holdings Inc.	Revolver	0.50%	$1,235	$(35)
iCIMS, Inc.	Delayed Draw	—	6,831	(120)
iCIMS, Inc.	Revolver	0.50	2,449	(43)
Individual FoodService Holdings, LLC	Revolver	0.50	2,539	(27)
IQN Holding Corp.	Revolver	0.50	489	(3)
IQN Holding Corp.	Delayed Draw	1.00	753	(5)
Jeg's Automotive, LLC	Revolver	0.50	542	(17)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(107)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(8)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(25)
Kaseya, Inc.	Revolver	0.50	2,054	(46)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	544	(35)
LVF Holdings, Inc.	Revolver	0.50	759	(50)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(306)
Material Holdings, LLC	Delayed Draw	—	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(23)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(503)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(139)
Medical Manufacturing Technologies, LLC	Revolver	0.50	723	(14)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	3,554	(70)
MMIT Holdings, LLC	Revolver	0.50	808	(3)
NEFCO Holding Company LLC	Revolver	0.50	1,527	(31)
NEFCO Holding Company LLC	Delayed Draw	1.00	760	(15)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,106	(22)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	432	(9)
North Haven Fairway Buyer, LLC	Revolver	0.50	2,404	(49)
Oak Purchaser, Inc.	Revolver	0.50	584	(3)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,623	(8)
PF Atlantic Holdco 2, LLC	Delayed Draw	0.75	9,517	(165)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(48)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	10
PXO Holdings I Corp.	Delayed Draw	1.00	443	(14)
PXO Holdings I Corp.	Revolver	0.50	657	(21)
Quantic Electronics, LLC	Revolver	0.50	829	(31)
Quantic Electronics, LLC	Delayed Draw	1.00	2,126	(78)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
RSC Acquisition, Inc.	Revolver	0.50%	$1,096	$(46)
Sapphire Convention, Inc.	Revolver	0.50	3,849	(206)
Smarsh Inc.	Delayed Draw	1.00	816	(40)
Smarsh Inc.	Revolver	0.50	204	(10)
Spotless Brands, LLC	Revolver	0.50	303	(9)
Spotless Brands, LLC	Delayed Draw	1.00	2,214	(64)
Spotless Brands, LLC	Delayed Draw	1.00	944	(27)
Tank Holding Corp.	Revolver	0.38	828	(26)
TCFI Aevex LLC	Delayed Draw	1.00	417	(69)
TCFI Aevex LLC	Delayed Draw	1.00	521	(87)
The Carlstar Group LLC	Revolver	0.50	3,657	(72)
Trafigura Trading LLC	Revolver	0.50	3,127	(23)
Tufin Software North America, Inc.	Delayed Draw	—	304	(6)
Tufin Software North America, Inc.	Revolver	0.50	1,339	(27)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(43)
U.S. Legal Support, Inc.	Revolver	0.50	922	(16)
Wineshipping.com LLC	Delayed Draw	1.00	1,609	(79)
Wineshipping.com LLC	Revolver	0.50	1,589	(78)
Total unfunded commitments			$165,124	$(4,490)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2022, the aggregate fair value of these securities is $72,123, or 6% of the Company's net assets.
(9)Loan was on non-accrual status as of September 30, 2022.
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
(12)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 12.11%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(13)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.
As of September 30, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,803,582	$1,759,621	84.1%
Second Lien Debt	269,017	260,840	12.5
Equity Investments	66,403	72,123	3.4
Total	$2,139,002	$2,092,584	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

The rate type of debt investments at fair value as of September 30, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,025,245	$1,976,051	97.8%
Fixed Rate	47,354	44,410	2.2%
Total	$2,072,599	$2,020,461	100.0%

The industry composition of investments at fair value as of September 30, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$170,113	$159,608	7.6%
Automotive	112,795	114,280	5.5
Beverage & Food	106,629	97,489	4.7
Business Services	203,986	201,580	9.6
Capital Equipment	91,371	92,770	4.4
Chemicals, Plastics & Rubber	79,542	79,132	3.8
Construction & Building	52,723	52,545	2.5
Consumer Goods: Durable	438	427	—
Consumer Goods: Non-Durable	5,315	4,360	0.2
Consumer Services	146,238	145,484	7.0
Containers, Packaging & Glass	99,500	97,194	4.7
Diversified Financial Services	136,903	133,998	6.4
Energy: Oil & Gas	41,802	42,114	2.0
Environmental Industries	74,101	71,884	3.4
Healthcare & Pharmaceuticals	166,717	165,134	7.9
High Tech Industries	86,336	85,087	4.1
Leisure Products & Services	138,754	126,427	6.1
Media: Diversified & Production	39,494	39,493	1.9
Metals & Mining	6,765	6,796	0.3
Retail	31,711	31,616	1.5
Software	275,747	274,553	13.1
Sovereign & Public Finance	182	626	—
Telecommunications	28,815	27,377	1.3
Transportation: Cargo	22,908	22,473	1.1
Utilities: Electric	897	888	—
Wholesale	19,220	19,249	0.9
Total	$2,139,002	$2,092,584	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of September 30, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$98,032	$98,696	4.7%
Cyprus	26,321	24,611	1.2
Italy	5,315	4,360	0.2
Luxembourg	75,151	66,078	3.2
Sweden	1,168	142	—
United Kingdom	75,594	71,174	3.4
United States	1,857,421	1,827,523	87.3
Total	$2,139,002	$2,092,584	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (80.9% of fair value)
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	6.75%	12/17/2020	12/17/2026	$14,357	$14,014	$14,555	1.25%
Airnov, Inc.	^#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.00%	6.00%	12/20/2019	12/19/2025	24,869	24,578	24,869	2.13
Allied Universal Holdco LLC	^	(2)(3)	Business Services	LIBOR	4.25%	4.46%	2/17/2021	7/10/2026	497	500	498	0.04
American Physician Partners, LLC	+#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	6.75%, 1.50% PIK	9.25%	1/7/2019	2/21/2022	38,097	38,093	38,097	3.27
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	6.25%	6/22/2018	6/22/2024	26,675	26,441	26,395	2.26
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	LIBOR	5.75%	6.75%	12/29/2020	12/29/2026	536	525	534	0.05
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	7.25%	8.25%	5/6/2021	5/6/2027	44,444	43,581	44,493	3.82
Apptio, Inc.	^+#	(2)(3)(6)	Software	LIBOR	7.25%	8.25%	1/10/2019	1/10/2025	36,488	36,053	36,488	3.13
Ascend Buyer, LLC	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	6.50%	9/30/2021	9/30/2028	12,838	12,569	12,618	1.08
Associations, Inc.	#	(2)(3)(6)	Construction & Building	LIBOR	4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	11,570	11,457	11,599	0.99
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	LIBOR	6.00%	7.00%	12/24/2019	12/24/2026	36,844	36,142	33,192	2.85
Avenu Holdings, LLC	+#	(2)(3)	Sovereign & Public Finance	LIBOR	5.25%	6.25%	9/28/2018	9/28/2024	37,882	37,621	37,880	3.25
Barnes & Noble, Inc.	+#	(2)(3)(10)	Retail	LIBOR	6.50%	7.50%	8/7/2019	12/20/2026	28,933	27,917	28,146	2.41
BlueCat Networks, Inc. (Canada)	+	(2)(3)(7)	High Tech Industries	LIBOR	6.25%	7.25%	10/30/2020	10/30/2026	22,936	22,540	23,165	1.99
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	LIBOR	5.50%	6.50%	9/30/2019	9/30/2026	29,357	28,826	28,906	2.48
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(6)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	9.25%	10/20/2021	10/20/2028	€4,700	5,312	5,167	0.44
Bubbles Bidco S.P.A. (Italy)	^	(2)(3)(7)(6)	Consumer Goods: Non-Durable	LIBOR	6.25%	6.25%	10/20/2021	10/20/2028	€—	(9)	(9)	—
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.50%	6.50%	5/1/2019	5/1/2025	39,165	38,647	39,165	3.36
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(6)	Software	LIBOR	4.50%	5.50%	8/30/2018	8/30/2024	14,378	14,297	14,309	1.23
Chudy Group, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	6/30/2021	6/30/2027	826	812	842	0.07
CircusTrix Holdings, LLC	^+	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.50%, 2.50% PIK	9.00%	2/2/2018	1/16/2024	10,528	10,492	9,401	0.81
CircusTrix Holdings, LLC	^	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.50%, 2.50% PIK	9.00%	1/8/2021	7/16/2023	697	640	697	0.06
Cobblestone Intermediate Holdco LLC	#	(2)(3)	Consumer Services	LIBOR	5.50%	6.25%	1/29/2020	1/29/2026	723	718	712	0.06
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	6.75%	6/18/2018	6/18/2024	41,358	40,925	40,472	3.47

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(6)	Software	LIBOR	5.00%	6.00%	7/2/2019	7/2/2026	$56,209	$55,372	$56,180	4.82%
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	LIBOR	7.00%	8.00%	9/3/2020	7/2/2026	1,879	1,833	1,902	0.16%
DCA Investment Holding, LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	6.25%	7.00%	3/11/2021	3/12/2027	10,841	10,678	10,777	0.92
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	LIBOR	6.25%	7.25%	2/15/2018	5/31/2022	16,140	14,730	10,836	0.93
Designer Brands Inc.	+#	(2)(3)(7)	Retail	LIBOR	8.50%	9.75%	8/7/2020	8/7/2025	34,090	33,436	33,691	2.88
Diligent Corporation	^	(2)(3)(6)	Telecommunications	LIBOR	6.25%	7.25%	8/4/2020	8/4/2025	603	587	616	0.05
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	LIBOR	4.75%	5.75%	12/18/2018	9/30/2023	1,934	1,883	1,907	0.16
Dwyer Instruments, Inc	#	(2)(3)(6)	Capital Equipment	LIBOR	5.50%	6.25%	7/21/2021	7/21/2027	12,463	12,206	12,427	1.07
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	9/14/2021	9/14/2027	14,249	13,943	13,923	1.19
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	6.75%	4/19/2021	4/19/2028	887	869	879	0.08
Ethos Veterinary Health LLC	+#	(2)(3)	Consumer Services	LIBOR	4.75%	4.85%	5/17/2019	5/15/2026	10,720	10,652	10,720	0.92
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	LIBOR	6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,858	14,870	1.28
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	LIBOR	5.25%	6.25%	12/13/2017	12/13/2024	11,487	11,425	11,365	0.97
Heartland Home Services, Inc	+#	(2)(3)(6)	Consumer Services	LIBOR	6.00%	7.00%	12/15/2020	12/15/2026	30,096	29,538	30,233	2.59
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.50%	7.50%	12/14/2020	12/14/2026	18,453	18,012	18,865	1.62
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,108	16,101	1.38
iCIMS, Inc.	+#	(2)(3)	Software	LIBOR	6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,693	29,019	2.49
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	LIBOR	6.25%	7.25%	2/21/2020	11/22/2025	18,952	18,623	18,958	1.63
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Hotel, Gaming & Leisure	LIBOR	9.00%	9.00%	5/28/2021	5/28/2027	€33,000	39,110	36,537	3.13
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	1/15/2020	8/27/2025	24,601	24,345	24,476	2.10
Integrity Marketing Acquisition, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	8/7/2020	8/27/2025	7,913	7,844	7,832	0.67
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	LIBOR	5.75%	6.75%	12/22/2021	12/22/2027	15,000	14,602	14,602	1.25
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.00%	6.00%	7/3/2019	7/1/2026	25,305	25,010	25,261	2.17
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	LIBOR	5.50%, 1.00% PIK	7.50%	5/3/2019	5/3/2025	28,064	27,705	27,886	2.39
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.75%	6.75%	10/18/2019	10/18/2026	52,420	51,662	48,069	4.12
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	LIBOR	5.75%	6.50%	7/28/2021	7/28/2028	9,975	9,785	9,816	0.84

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	4.50%	5.50%	6/3/2019	6/3/2024	$1,490	$1,474	$1,229	0.11%
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	6.25%	7.25%	6/10/2021	6/10/2027	41,227	40,357	40,056	3.43
Material Holdings, LLC	#	(2)(3)(6)	Business Services	LIBOR	5.75%	6.50%	8/19/2021	8/19/2027	14,886	14,552	14,692	1.26
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.00%	7.00%	6/1/2021	6/1/2027	43,942	43,025	42,869	3.68
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.00%	7.00%	12/23/2021	12/23/2027	10,640	10,327	10,327	0.89
MMIT Holdings, LLC	#	(2)(3)(6)	High Tech Industries	LIBOR	6.25%	7.25%	9/15/2021	9/15/2027	11,087	10,858	10,853	0.93
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	LIBOR	5.50%	6.50%	5/9/2018	5/11/2023	9,688	9,634	9,424	0.81
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	7.00%	7/12/2021	7/12/2027	7,182	7,048	7,083	0.61
PF Atlantic Holdco 2, LLC	^#	(2)(3)(6)	Hotel, Gaming & Leisure	LIBOR	6.00%	7.00%	11/12/2021	11/12/2027	27,723	26,941	26,923	2.31
PF Growth Partners, LLC	+	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.50%	6.50%	7/1/2019	7/11/2025	8,039	7,962	7,922	0.68
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(6)	Software	LIBOR	6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,313	14,791	1.27
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	7.25%	11/19/2020	11/19/2026	14,625	14,333	14,418	1.24
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	7.25%	3/1/2021	3/1/2027	8,882	8,663	8,727	0.75
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	LIBOR	6.00%	7.00%	11/13/2018	6/6/2024	40,864	40,370	40,863	3.50
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,949	68,832	5.90
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	5/22/2019	5/22/2025	19,574	19,337	19,574	1.68
RSC Acquisition, Inc.	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	11/1/2019	11/1/2026	34,486	33,970	34,622	2.97
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	LIBOR	6.25%	7.25%	11/20/2018	11/20/2025	29,906	29,528	25,528	2.19
SPay, Inc.	^+	(2)(3)	Hotel, Gaming & Leisure	LIBOR	2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	23,005	22,809	20,218	1.73
Speedstar Holding, LLC	+#	(2)(3)(6)	Automotive	LIBOR	7.00%	8.00%	1/22/2021	1/22/2027	27,225	26,687	27,536	2.36
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.00%	7.00%	3/18/2020	3/18/2026	28,867	28,414	24,601	2.11
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SONIA	6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,299	26,332	28,830	2.47
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2)(3)(7)(6)	Banking, Finance, Insurance & Real Estate	SONIA	6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£6,164	7,778	9,848	0.84
Trafigura Trading LLC	^	(2)(3)(6)(12)	Metals & Mining	LIBOR	8.40%	8.75%	7/26/2021	7/18/2022	2,236	2,234	2,086	0.18
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	LIBOR	6.00%	7.00%	12/2/2019	12/2/2025	42,428	41,652	41,537	3.56
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,536	19,701	21,473	1.84

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	FIXED	11.00% PIK	11.00%	10/22/2020	9/15/2026	€3,036	3,439	3,559	0.31%
US INFRA SVCS Buyer, LLC	+#	(2)(3)(6)	Environmental Industries	LIBOR	6.50%	7.50%	4/13/2020	4/13/2026	$58,708	$57,673	$57,068	4.89
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	7.00%	10/19/2021	10/19/2027	1,000	981	980	0.08
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	LIBOR	5.50%	6.50%	11/30/2018	11/30/2024	21,513	21,271	21,263	1.82
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	5.75%	6.75%	9/13/2018	9/13/2024	27,920	27,673	27,661	2.37
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.25%	7.25%	7/1/2021	9/13/2024	4,958	4,865	4,929	0.42
Wineshipping.com LLC	#	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	5.75%	6.75%	10/29/2021	10/29/2027	14,459	14,110	14,111	1.21
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	6.75%	9/13/2021	9/13/2027	449	440	440	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.25%	6.25%	9/30/2020	11/1/2025	9,903	9,650	9,903	0.85
First Lien Debt Total										$1,683,550	$1,674,715	143.60%
Second Lien Debt (16.3% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$6,590	$6,432	$6,425	0.55%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	9.25%	1/17/2020	1/17/2028	30,327	29,771	31,464	2.69
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	LIBOR	7.50%	7.60%	2/1/2019	2/1/2027	21,047	20,647	19,600	1.68
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	8.25%	8/10/2021	8/10/2029	38,180	37,168	38,394	3.29
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	8.00%	5/14/2021	3/3/2029	5,538	5,409	5,543	0.48
Blackbird Purchaser, Inc.	^	(2)(3)(6)	Capital Equipment	LIBOR	7.50%	8.25%	12/14/2021	4/8/2027	9,195	8,949	8,949	0.77
Brave Parent Holdings, Inc.	+	(2)(3)	Software	LIBOR	7.50%	7.60%	10/3/2018	4/19/2026	18,197	17,923	18,197	1.56
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	LIBOR	8.25%	8.35%	2/11/2020	7/30/2026	18,600	18,212	18,786	1.61
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	LIBOR	8.00%	8.10%	6/13/2019	6/18/2027	23,450	23,188	20,826	1.79
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	LIBOR	7.50%	7.85%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	8.50%	10/28/2020	10/28/2028	13,806	13,446	13,806	1.18
Peraton Corp.	^	(2)(3)	Aerospace & Defense	LIBOR	7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,126	12,345	1.06
Quartz Holding Company	+	(2)(3)	Software	LIBOR	8.00%	8.10%	4/2/2019	4/2/2027	11,900	11,728	11,900	1.02
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA	8.50%	8.60%	3/12/2020	3/12/2028	£20,000	24,787	22,263	1.91
Tank Holding Corp.	+#	(2)(3)	Capital Equipment	LIBOR	8.25%	8.35%	3/26/2019	3/26/2027	41,479	40,905	41,894	3.59
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,769	13,260	1.14
World 50, Inc.	#	(11)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,595	23,827	2.04

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
WP CPP Holdings, LLC	+	(2)(3)	Aerospace & Defense	LIBOR	7.75%	8.75%	7/18/2019	4/30/2026	$29,500	$29,293	$28,689	2.46%
Second Lien Debt Total										$338,076	$337,899	28.97%

Investments—non-controlled/non-affiliated (1)			Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (2.8% of fair value)
ANLG Holdings, LLC	^		(8)	Capital Equipment	6/22/2018	592	$592	$821	0.07%
Appriss Health, LLC	^		(8)	Healthcare & Pharmaceuticals	5/6/2021	—	445	466	0.04
Atlas Ontario LP (Canada)	^		(7)(8)	Business Services	4/7/2021	5,114	5,114	5,114	0.44
Avenu Holdings, LLC	^		(8)	Sovereign & Public Finance	9/28/2018	172	172	491	0.04
Blackbird Holdco, Inc.	^		(8)	Capital Equipment	12/14/2021	6	6,308	6,308	0.54
Buckeye Parent, LLC	^		(8)	Automotive	12/22/2021	442	442	442	0.04
Chartis Holding, LLC	^		(8)	Business Services	5/1/2019	433	433	690	0.06
Cority Software Inc. (Canada)	^		(8)	Software	7/2/2019	250	250	454	0.04
ECP Parent, LLC	^		(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.02
GB Vino Parent, L.P.	^		(8)	Beverage, Food & Tobacco	10/29/2021	4	351	351	0.03
Integrity Marketing Group, LLC	^		(8)	Banking, Finance, Insurance & Real Estate	12/21/2021	15,038	14,738	14,738	1.26
K2 Insurance Services, LLC	^		(8)	Banking, Finance, Insurance & Real Estate	7/3/2019	433	306	651	0.06
Mailgun Technologies, Inc.	^		(8)	High Tech Industries	3/26/2019	104	—	1,328	0.11
North Haven Goldfinch Topco, LLC	^		(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	2,411	0.21
Pascal Ultimate Holdings, L.P	^		(8)	Capital Equipment	7/21/2021	36	364	364	0.03
Tank Holding Corp.	^		(8)	Capital Equipment	3/26/2019	850	482	1,260	0.12
Titan DI Preferred Holdings, Inc.	^		(8)	Energy: Oil & Gas	2/11/2020	12,843	12,587	12,969	1.11
Turbo Buyer, Inc.	^		(8)	Automotive	12/2/2019	1,925	933	2,774	0.24
Unifrutti Financing PLC (Cyprus)	^		(8)	Beverage, Food & Tobacco	10/22/2020	3	1,934	2,600	0.22
Unifrutti Financing PLC (Cyprus)	^	^	(8)	Beverage, Food & Tobacco	10/22/2020	—	532	837	0.07
USLS Acquisition, Inc.	^	^	(8)	Business Services	11/30/2018	641	641	940	0.08
W50 Parent LLC	^		(8)	Business Services	1/10/2020	500	190	762	0.07
Zenith American Holding, Inc.	^		(8)	Business Services	12/13/2017	440	220	408	0.03
Equity Investments Total							$49,349	$57,469	4.93%
Total investments—non-controlled/non-affiliated							$2,070,975	$2,070,083	177.50%
Total investments							$2,070,975	$2,070,083	177.50%
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
As of September 30, 2022
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of operations for the three month and nine month periods ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2022 and December 31, 2021, the Company had restricted cash balances of $39,671 and $31,553, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company's financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. As of September 30, 2022 and December 31, 2021, approximately $690 and $269, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $194,048 and $197,006, respectively, which represented approximately 9.3% and 9.5% of total investments at fair value, respectively. For the three and nine month periods ended September 30, 2022, the Company earned $2,618 and $7,667, respectively, in PIK income. For the three and nine month periods ended September 30, 2021, the Company earned $1,746 and $5,030, respectively, in PIK income. Prior to September 30, 2022, PIK income was included in interest income in the accompanying Consolidated Statements of Operations. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine month periods ended September 30, 2022, the Company earned $2,767 and $6,350, respectively, in other income, primarily from amendment, underwriting, and prepayment fees. For the three and nine month periods ended September 30, 2021, the Company earned $632 and $4,505, respectively, in other income, primarily from amendment and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022 and December 31, 2021, the fair value of loans on non-accrual status was $6,223 and $10,836, respectively, which represented approximately 0.3% and 0.5%, respectively, of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2022 and December 31, 2021 and for the periods then ended.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax for the three and nine month periods ended September 30, 2022. For the three and nine month periods ended September 30, 2021 the Company incurred $0 and $100, respectively, in excise tax.
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

Dividends and distributions, if any, are paid in cash to common stockholders, and may then be reinvested in shares of common stock at the election of the common stockholder pursuant to the Company’s dividend reinvestment plan.

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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 and 2021-01 on its consolidated financial statements. The Company does not expect this guidance to impact its consolidated financial statements.
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2022 and December 31, 2021.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Investment Adviser does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2022 and 2021, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,759,621	$1,759,621
Second Lien Debt	—	—	260,840	260,840
Equity Investments	—	—	72,123	72,123
Total	$—	$—	$2,092,584	$2,092,584

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,674,715	$1,674,715
Second Lien Debt	—	—	337,899	337,899
Equity Investments	—	—	57,469	57,469
Total	$—	$—	$2,070,083	$2,070,083
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,646,689	$281,152	$58,849	$1,986,690
Purchases	227,917	285	13,877	242,079
Sales	(20,142)	(19,691)	—	(39,833)
Paydowns	(94,016)	—	—	(94,016)
Accretion of discount	2,668	181	29	2,878
Net realized gains (losses)	318	(4,659)	—	(4,341)
Net change in unrealized appreciation (depreciation)	(3,813)	3,572	(632)	(873)
Balance, end of period	$1,759,621	$260,840	$72,123	$2,092,584
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(3,310)	$(683)	$(632)	$(4,625)

	Financial Assets
	For the nine month period ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,674,715	$337,899	$57,469	$2,070,083
Purchases	455,742	963	16,356	473,061
Sales	(37,147)	(23,703)	—	(60,850)
Paydowns	(310,512)	(41,838)	(1,125)	(353,475)
Accretion of discount	8,129	1,134	83	9,346
Net realized gains (losses)	3,820	(5,615)	1,740	(55)
Net change in unrealized appreciation (depreciation)	(35,126)	(8,000)	(2,400)	(45,526)
Balance, end of period	$1,759,621	$260,840	$72,123	$2,092,584
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(28,303)	$(7,615)	$(1,072)	$(36,990)

	Financial Assets
	For the three month period ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,588,370	$300,212	$35,231	$1,923,813
Purchases	163,002	57,359	825	221,186
Sales	—	—	(6,010)	(6,010)
Paydowns	(46,196)	(20,643)	(429)	(67,268)
Accretion of discount	1,956	542	—	2,498
Net realized gains (losses)	—	—	4,546	4,546
Net change in unrealized appreciation (depreciation)	(1,186)	(496)	752	(930)
Balance, end of period	$1,705,946	$336,974	$34,915	$2,077,835
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(903)	$(377)	$1,602	$322

	Financial Assets
	For the nine month period ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,523,542	$260,258	$27,735	$1,811,535
Purchases	453,537	87,076	7,253	547,866
Sales	(74,606)	—	(7,137)	(81,743)
Paydowns	(210,628)	(24,039)	(1,421)	(236,088)
Accretion of discount	6,485	866	17	7,368
Net realized gains (losses)	1,229	—	5,227	6,456
Net change in unrealized appreciation (depreciation)	6,387	12,813	3,241	22,441
Balance, end of period	$1,705,946	$336,974	$34,915	$2,077,835
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$6,928	$12,540	$3,914	$23,382

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Investment Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2022 and December 31, 2021:

	Fair Value as of September 30, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,593,936	Discounted Cash Flow	Discount Rate	4.82%	14.90%	8.24%
	156,812	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.24%
	8,873	Income Approach	Discount Rate	11.85%	11.85%	11.85%
Total First Lien Debt	1,759,621
Investments in Second Lien Debt	260,840	Discounted Cash Flow	Discount Rate	9.05%	13.25%	9.95%
Total Second Lien Debt	260,840
Investments in Equity	72,123	Income Approach	Discount Rate	7.22%	10.97%	8.38%
		Market Approach	Comparable Multiple	9.07x	18.47x	11.26x
Total Equity Investments	72,123
Total Level 3 Investments	$2,092,584

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,430,227	Discounted Cash Flow	Discount Rate	3.90%	13.99%	7.13%
	233,652	Consensus Pricing	Indicative Quotes	98.00%	100.00%	98.17%
	10,836	Income Approach	Discount Rate	11.55%	11.55%	11.55%
Total First Lien Debt	1,674,715
Investments in Second Lien Debt	300,262	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.55%
	37,637	Consensus Pricing	Indicative Quotes	97.25%	98.00%	97.43%
Total Second Lien Debt	337,899
Investments in Equity	57,469	Income Approach	Discount Rate	7.22%	10.19%	8.31%
		Market Approach	Comparable Multiple	9.10x	16.43x	11.86x
Total Equity Investments	57,469
Total Level 3 Investments	$2,070,083
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$930,423	$930,423	$966,947	$966,947
Total	$930,423	$930,423	$966,947	$966,947

The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement renewed automatically for successive annual periods, provided that such continuance was specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On May 26, 2021, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Investment Advisory Agreement with the Investment Adviser for an additional one year term. Pursuant to relief granted by the SEC in light of the COVID-19 pandemic (the "Order") and a determination by the Board of Directors that reliance on the order was appropriate due to circumstances related to the current or potential side-effects of COVID-19, the May 26 meeting was held by video- and telephone-conference. On October 11, 2021, the Board, including all of its Independent Directors, reviewed and approved the terms of an amended and restated investment advisory agreement for an initial term of two years, conditional upon stockholders’ approval of the proposal to convert the Company to a perpetual life BDC as discussed above. Pursuant to the Order and a determination by the Board that reliance on the Order was appropriate due to circumstances related to the current or potential side effects of COVID-19, the October 11, 2021 meeting was held by video- and telephone-conference.
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

Below is a summary of the base management fees and incentive fees incurred during the three month and nine month periods ended September 30, 2022 and 2021:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Base management fees	$3,020	$3,240	$8,847	$9,502
Incentive fees on pre-incentive fee net investment income	4,461	4,559	13,184	13,287
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,461	4,559	13,184	13,287
Total base management fees and incentive fees	$7,481	$7,799	$22,031	$22,789
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
As of September 30, 2022 and December 31, 2021, $7,485 and $7,763, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into the “Administration Agreement” with the Administrator. Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 9, 2022, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Administration Agreement with the Administrator for an additional one year term.
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
For the three and nine month periods ended September 30, 2022, the Company incurred $331 and $1,050, respectively, in fees under the Administration Agreement. For the three and nine month periods ended September 30, 2021, the Company incurred $275 and $598, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $902 and $239, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three and nine month periods ended September 30, 2022, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $212 and $698, respectively. For the three and nine month periods ended September 30, 2021, fees incurred in connection with the State Street Sub-Administration Agreement amounted to $192 and $556, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $630 and $726, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and nine month periods ended September 30, 2022, TCG received $0 and $1,554, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. For the three and nine month periods ended September 30, 2021, TCG earned $687 and $2,039, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock. TCG paid these amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and nine month periods ended September 30, 2022, the Company incurred $98 and $300, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. For the three and nine month periods ended September 30, 2021, the Company incurred $96 and $237, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of September 30, 2022 and December 31, 2021, $1 and $99, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV2 are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2022 and December 31, 2021, asset coverage was 229.22% and 220.61%, respectively, and the Company and the SPVs were in compliance with all covenants and other requirements under the Credit Facilities as of September 30, 2022 and December 31, 2021. Below is a summary of the borrowings and repayments under the Credit Facilities for the three month and nine month periods ended September 30, 2022 and 2021.

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Outstanding borrowing, beginning of period	$884,609	$988,018	$966,947	$880,956
Borrowings	166,799	145,450	321,777	345,811
Repayments	(113,225)	(104,500)	(340,748)	(196,533)
Foreign currency translation	(7,760)	(3,142)	(17,553)	(4,408)
Outstanding borrowing, end of period	$930,423	$1,025,826	$930,423	$1,025,826
Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020. The Subscription Facility provides for secured borrowings of $10,000 as of September 30, 2022. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility was terminated and repaid in full on October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company also pays a fee of 0.25% per year on undrawn amounts under the Subscription Facility.
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
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021, March 7, 2022, and September 20, 2022. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of September 30, 2022, which was increased by $100,000 effective September 20, 2022, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 (May 13, 2023 prior to the March 2022 amendment), and a maturity date of March 7, 2030 (May 13, 2028 prior to the March 2022 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% (2.66% prior to the March 2022 amendment). SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
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

As of September 30, 2022 and December 31, 2021, the Company had no outstanding Repurchase Obligations. For the three and nine month periods ended September 30, 2022, the Company did not enter into any repurchase agreements. For the three and nine month periods ended September 30, 2021, the Company entered into $35,500 and $58,921 of repurchase agreements, respectively, with a weighted average interest rate of 2.72% and 3.00%, respectively.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$10,000	$—	$10,000	$—
SPV Credit Facility	700,000	610,123	89,877	46,626
SPV2 Credit Facility	550,000	320,300	229,700	111,410
Total	$1,260,000	$930,423	$329,577	$158,036

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine month periods ended September 30, 2022 and 2021, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$10,214	$6,757	$23,650	$18,907
Facility unused commitment fee	294	77	890	240
Amortization of deferred financing costs	459	345	1,290	936
Total interest expense and credit facility fees	$10,967	$7,179	$25,830	$20,083
Cash paid for interest expense	$7,402	$6,377	$20,855	$18,796

Average principal debt outstanding	$895,591	$990,672	$900,108	$936,405
Weighted average interest rate	4.41%	2.67%	3.46%	2.66%

As of September 30, 2022 and December 31, 2021, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2022	December 31, 2021
Interest expense payable	$9,037	$5,506
Unused commitment fees payable	283	70
Total interest expense and credit facility fees payable	$9,320	$5,576
Weighted average interest rate (1)	4.60%	2.63%
(1) Based on floating benchmark rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2022 and December 31, 2021:

	As of
Payment Due by Period	September 30, 2022	December 31, 2021
Less than 1 Year	$—	$30,190
1-3 Years	—	—
3-5 Years	610,123	594,357
More than 5 Years	320,300	342,400
Total	$930,423	$966,947
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2022 and December 31, 2021 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$82,576	$66,093
Unfunded revolving commitments	82,548	70,272
Total unfunded commitments	$165,124	$136,365

7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
For both the three and nine months ended September 30, 2022, the Company repurchased and extinguished 2,003,723 shares for $39,674, in connection with the tender offers as discussed below.

The following table summarizes capital activity during the three month period ended September 30, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	60,238,425	$602	$1,225,183	$1,205	$1,942	$(36,015)	$1,192,917
Common stock issued	2,274,320	23	45,145	—	—	—	45,168
Repurchase of common stock	(2,003,723)	(20)	(39,654)	—	—	—	(39,674)
Net investment income (loss)	—	—	—	31,254	—	—	31,254
Net realized gain (loss)	—	—	—	—	(4,532)	—	(4,532)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(873)	(873)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	7,718	7,718
Dividends declared	—	—	—	(29,700)	—	—	(29,700)
Balance, end of period	60,509,022	$605	$1,230,674	$2,759	$(2,590)	$(29,170)	$1,202,278

The following table summarizes capital activity during the nine month period ended September 30, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Common stock issued	5,507,688	55	109,813	—	—	—	109,868
Repurchase of common stock	(2,003,723)	(20)	(39,654)	—	—	—	(39,674)
Net investment income (loss)	—	—	—	85,808	—	—	85,808
Net realized gain (loss)	—	—	—	—	(471)	—	(471)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(45,526)	(45,526)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	17,511	17,511
Dividends declared	—	—	—	(85,565)	(5,914)	—	(91,479)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304		—	—
Balance, end of period	60,509,022	$605	$1,230,674	$2,759	$(2,590)	$(29,170)	$1,202,278

The following table summarizes capital activity during the three month period ended September 30, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	51,490,006	$515	$1,045,874	$2,349	$(5,022)	$(2,904)	$1,040,812
Common stock issued	2,405,003	24	49,976	—	—	—	50,000
Net investment income (loss)	—	—	—	25,780	—	—	25,780
Net realized gain (loss)	—	—	—	—	4,502	—	4,502
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	2,256	2,256
Dividends declared	—	—	—	(26,409)	—	—	(26,409)
Balance, end of period	53,895,009	$539	$1,095,850	$1,720	$(520)	$(648)	$1,096,941

The following table summarizes capital activity during the nine month period ended September 30, 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Common stock issued	4,832,189	48	99,952	—	—	—	100,000
Net investment income (loss)	—	—	—	75,174	—	—	75,174
Net realized gain (loss)	—	—	—	—	6,371	—	6,371
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	26,934	26,934
Dividends declared	—	—	—	(74,674)	—	—	(74,674)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103		—	—
Balance, end of period	53,895,009	$539	$1,095,850	$1,720	$(520)	$(648)	$1,096,941

    The following table summarizes total shares of common stock issued and proceeds related to capital activity during the nine month period ended September 30, 2022.

	Shares Issued	Proceeds
June 30, 2022	3,233,368	$64,700
September 28, 2022	2,274,320	45,168
Total	5,507,688	$109,868
Subscription and share issuance transactions during the nine month period ended September 30, 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. For the nine month period ended September 30, 2022, there was no increase to net asset value per share resulting from such subscription.
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the nine month period ended September 30, 2021

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
Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net increase (decrease) in net assets resulting from operations	$33,567	$32,538	$57,322	$108,479
Weighted-average common shares outstanding	58,896,914	51,725,278	57,654,450	49,977,840
Basic and diluted earnings per common share	$0.57	$0.63	$0.99	$2.17
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 20, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.50
March 25, 2022	March 25, 2022	April 18, 2022	$0.10	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51

(1) Represents a capital gain distribution of $0.103745 per share.

Special Tender Offer
On April 5, 2022, CDL Tender Fund 2022-1, L.P. (the “Purchaser”) launched a tender offer (the “Special Tender Offer”) to purchase up to $100,000,000 in aggregate amount of shares of the Company’s common stock at a purchase price of $20.13 per share (the “Special Tender Offer Purchase Price”), which represented the net asset value per share of the Company’s common stock as determined by the Company on March 29, 2022. The Special Tender Offer expired on May 3, 2022. The Purchaser accepted for purchase $100,000,000 in aggregate amount of the Company’s common stock at the Special Tender Offer Purchase Price, which represented approximately 8.71% of the total number of the Company’s outstanding shares of common stock as of May 6, 2022. As of the date of the Special Tender Offer, the Purchaser was wholly owned by its limited partners, the Investment Adviser, Cliffwater Corporate Lending Fund, a Delaware statutory trust, and AlpInvest Indigo I CI-A, L.P., a Delaware limited partnership which is advised by an affiliate of the Investment Adviser. These limited partners contributed approximately $28.6 million, $50.0 million and $21.4 million, respectively, in cash to the Purchaser to fund the purchase of the shares. Effective as of June 15, 2022, the Investment Adviser assigned its entire interest in the Purchaser to a third party for $28.4 million and as of that date no longer owns shares indirectly through the Purchaser. In August 2022, the Board of Directors of the Company approved the repurchase of 8,547 shares of the Company, which had been tendered by an investor in the Special Tender Offer. These shares were not repurchased in the Special Tender Offer and instead were repurchased by the Company at a price per share of $19.80, or $170.

Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes.

On August 12, 2022, the Company completed a Quarterly Tender Offer which commenced on June 30, 2022 (the “Q2 2022 Tender Offer”). In the Q2 2022 Tender Offer, 1,995,176 shares were repurchased for a purchase price of $19.80 per share, or $39,504.

On September 29, 2022, the Company commenced a Quarterly Tender Offer (the “Q3 2022 Tender Offer”) for up to 2,108,344 shares tendered on or prior to October 27, 2022. Stockholders whose tendered shares in the Q3 2022 Tender Offer were purchased received, at the expiration of the Q3 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of shares accepted for purchase, multiplied by the net asset value per share as of September 30, 2022 (the “Q3 2022 Purchase Price”), reduced by an early repurchase fee of 2.0% of the Q3 2022 Purchase Price, if applicable. The Q3 2022 Purchase Price was $19.87 per share.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2022 and 2021:

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Per Share Data:
Net asset value per share, beginning of period	$20.46	$19.63
Net investment income (loss) (1)	1.49	1.50
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.50)	0.67
Net increase (decrease) in net assets resulting from operations	0.99	2.17
Dividends declared (2)	(1.59)	(1.45)
Other	0.01	—
Net asset value per share, end of period	$19.87	$20.35
Number of shares outstanding, end of period	60,509,022	53,895,009
Total return based on net asset value (3)	4.89%	11.05%
Net assets, end of period	$1,202,278	$1,096,941
Ratio to average net assets (4):
Expenses before incentive fees	3.45%	3.26%
Expenses after incentive fees	4.57%	4.56%
Net investment income (loss)	7.29%	7.37%
Interest expense and credit facility fees	2.19%	1.97%
Ratios/Supplemental Data:
Asset coverage, end of period	229.22%	206.93%
Portfolio turnover	20.43%	17.53%
Total committed capital, end of period	$1,232,806	$1,227,312
Ratio of total contributed capital to total committed capital, end of period	100.00%	89.43%
Weighted-average shares outstanding	57,654,450	49,977,840

(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the date of the relevant transactions (refer to Note 7, Net Assets to these consolidated financial statements).
(3)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends divided by the beginning net asset value for the period.
(4)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2022 and September 30, 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company elected a tax year-end of June 30.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2022 to September 30, 2022 and for the period from July 1, 2021 to September 30, 2021 was as follows:

	For the period from July 1, 2022 to September 30, 2022	For the period from July 1, 2021 to September 30, 2021
Ordinary income	$29,700	$26,409
Long-term capital gains	$—	$—
Tax return of capital	—	—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.
Upon expiration of the Q3 2022 Tender Offer, the Company accepted for purchase 2,108,344 shares of common stock. See Note 7, Net Assets, to these consolidated financial statements for additional information regarding the Q3 2022 Tender Offer.

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
•our ability to maintain our status as a business development company(“BDC”); and

•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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

We were incorporated on February 10, 2017 as a Maryland corporation with the name Carlyle Private Credit, Inc. Our name was changed to TCG BDC II, Inc. on March 3, 2017, and was changed again to Carlyle Credit Solutions, Inc. on March 29, 2022. We are structured as an externally managed, non-diversified closed-end investment company. On September 11, 2017, we completed our initial closing of capital commitments (together with subsequent closings, the “Initial Private Offering”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved our conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely our finite term and finite investment period and permits us to accept new subscriptions for shares of our common stock in a new continuous private offering (the “New Continuous Offering”). We conducted the Initial Private Offering and are conducting the New Continuous Offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the of the Code. We have an indefinite term.
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

We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. As of September 30, 2022, our Investment Adviser’s investment team included a team of more than 180 investment professionals across the Carlyle Global Credit segment. Subject to certain delegated authorities, our Investment Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee have experience investing through different credit cycles. The Investment Committee comprises several of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to a screening committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to the Amended and Restated Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement between us and our Administrator (the “Administration Agreement”); (iii) debt service and other costs of borrowings or other financing arrangements; and (iv) other operating expenses as detailed below:

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

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022	December 31, 2021
Number of investments	148	126
Number of portfolio companies	113	97
Number of industries	26	25
Percentage of total investment fair value:
First Lien Debt	84.1%	80.9%
Second Lien Debt	12.5%	16.3%
Total secured debt	96.6%	97.2%
Equity investments	3.4%	2.8%
Percentage of debt investment fair value:
Floating rate (1)	97.8%	97.6%
Fixed interest rate	2.2%	2.4%
(1) Primarily subject to interest rate floors.
Our investment activity for the three month periods ended September 30, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	September 30, 2022	September 30, 2021
Investments:
Total investments, beginning of period	$2,032,235	$1,922,292
New investments purchased	242,079	221,186
Net accretion of discount on investments	2,878	2,498
Net realized gain (loss) on investments	(4,341)	4,546
Investments sold or repaid	(133,849)	(73,278)
Total Investments, end of period	$2,139,002	$2,077,244
Principal amount of investments funded:
First Lien Debt	$234,383	$186,979
Second Lien Debt	285	77,457
Equity Investments	13,861	432
Total	$248,529	$264,868
Principal amount of investments sold or repaid:
First Lien Debt	$(115,223)	$(67,258)
Second Lien Debt	(24,500)	(39,243)
Equity Investments	—	(1,115)
Total	$(139,723)	$(107,616)
Number of new funded investments	17	15
Average amount of new funded investments	$17,129	$10,319
Percentage of new funded debt investments at floating interest rates	100%	96%
Percentage of new funded debt investments at fixed interest rates	—%	4%

As of September 30, 2022 and December 31, 2021, investments consisted of the following:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,803,582	$1,759,621	$1,683,550	$1,674,715
Second Lien Debt	269,017	260,840	338,076	337,899
Equity Investments	66,403	72,123	49,349	57,469
Total	$2,139,002	$2,092,584	$2,070,975	$2,070,083
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	9.71%	9.95%	7.71%	7.75%
Second Lien Debt	11.17%	11.52%	9.11%	9.12%
First and Second Lien Debt Total	9.90%	10.16%	7.95%	7.98%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.95% to 9.90% from December 31, 2021 to September 30, 2022.
As of both September 30, 2022 and December 31, 2021, one of our debt investments was on non-accrual status. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2022 and December 31, 2021. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,086,361	99.7%	$2,059,247	99.5%
Non-accrual (1)	6,223	0.3%	10,836	0.5%
Total	$2,092,584	100.0%	$2,070,083	100.0%
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$85.4	4.2%	$39.6	2.0%
Internal Risk Rating 2	1,696.5	84.0	1,671.7	83.1
Internal Risk Rating 3	232.4	11.5	290.5	14.4
Internal Risk Rating 4	6.2	0.3	—	—
Internal Risk Rating 5	—	—	10.8	0.5
Total	$2,020.5	100.0%	$2,012.6	100.0%
As of both September 30, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1. As of September 30, 2022 and December 31, 2021, one and one of our debt investments, with an aggregate fair value of $6.2 million and $10.8 million, respectively, was assigned an Internal Risk Rating of 4.
See the Consolidated Schedules of Investments as of September 30, 2022 and December 31, 2021 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the three and nine month periods ended September 30, 2022 and 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income
Investment income for the three and nine month periods ended September 30, 2022 and 2021 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
First Lien Debt	$42,727	$34,796	$113,579	$101,401
Second Lien Debt	7,250	7,273	22,011	19,362
Equity Investments	1,558	—	4,026	906
Cash	—	1	—	3
Total investment income	$51,535	$42,070	$139,616	$121,672
The increase in investment income for the three month and nine month periods ended September 30, 2022 from the comparable periods in 2021 was primarily driven by a higher average loan balance and higher weighted average interest rates. The size of our portfolio increased to $2,139,002 as of September 30, 2022 from $2,077,244 as of September 30, 2021 at amortized cost. As of September 30, 2022, the weighted average yield of our first and second lien debt investments increased to 9.90% from 7.95% as of September 30, 2021, on amortized cost primarily due to higher benchmark rates.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2022, 1 first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $6,223, which represents approximately 0.3% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of September 30, 2021, 1 first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $10,078, which represents approximately 0.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments.
Net investment income for the three and nine month periods ended September 30, 2022 and 2021 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total investment income	$51,535	$42,070	$139,616	$121,672
Total expenses	20,281	16,290	53,808	46,498
Net investment income (loss)	$31,254	$25,780	$85,808	$75,174
Expenses
Expenses for the three and nine month periods ended September 30, 2022 and 2021 comprised the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fees	$3,020	$3,240	8,847	9,502
Net investment income incentive fees	4,461	4,559	13,184	13,287
Professional fees	610	479	2,649	1,317
Administrative service fees	331	275	1,050	598
Interest expense	10,214	6,757	23,650	18,907
Credit facility fees	753	422	2,180	1,176
Directors’ fees and expenses	98	96	300	237
Other general and administrative	794	462	1,948	1,374
Excise tax expense	—	—	—	100
Total expenses	$20,281	$16,290	$53,808	$46,498

Interest expense and credit facility fees for the three and nine month periods ended September 30, 2022 and 2021 comprised the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$10,214	$6,757	$23,650	$18,907
Facility unused commitment fee	294	77	890	240
Amortization of deferred financing costs	459	345	1,290	936
Total interest expense and credit facility fees	$10,967	$7,179	$25,830	$20,083
Cash paid for interest expense	$7,402	$6,377	$20,855	$18,796

Average principal debt outstanding	$895,591	$990,672	$900,108	$936,405
Average interest rate	4.41%	2.67%	3.46%	2.66%
The increase in interest expense for the three month and nine month periods ended September 30, 2022 compared to the comparable periods in 2021 was driven primarily by higher weighted average interest rates due to higher benchmark rates.
Below is a summary of the base management fees and incentive fees during the three and nine month periods ended September 30, 2022 and 2021:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Base management fees	$3,020	$3,240	$8,847	$9,502
Incentive fees on pre-incentive fee net investment income	4,461	4,559	13,184	13,287
Realized capital gains incentive fees	—	—	—	—
Accrued capital gains incentive fees	—	—	—	—
Total capital gains incentive fees	—	—	—	—
Total incentive fees	4,461	4,559	13,184	13,287
Total base management fees and incentive fees	$7,481	$7,799	$22,031	$22,789
The decrease in management fees and incentive fees for the three month and nine month periods ended September 30, 2022 from the comparable periods in 2021 was driven by a reduction in our management fee and incentive fee rates. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended September 30, 2022, we recorded realized gain of approximately $318 on 1 investment and realized loss of approximately $4,659 on 1 investment. We recorded unrealized appreciation on 55 investments totaling approximately $16,336 and unrealized depreciation on 92 investments of approximately $17,209. During the three month period ended September 30, 2021, we recorded realized gain of approximately $4,546 on 2 investments and no realized loss. We recorded unrealized appreciation on 60 investments totaling approximately $10,514 and unrealized depreciation on 65 investments of approximately $11,444.

During the nine month period ended September 30, 2022, we recorded realized gain of approximately $5,571 on 8 investments and realized loss of approximately $5,626 on 3 investments. We recorded unrealized appreciation on 116 investments totaling approximately $27,237 and unrealized depreciation on 287 investments of approximately $72,763. During the nine month period ended September 30, 2021, we recorded realized gain of approximately $6,456 on 8 investments and no realized loss. We recorded unrealized appreciation on 213 investments totaling approximately $47,431 and unrealized depreciation on 155 investments of approximately $24,990.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gain (loss) on investments	$(4,341)	$4,546	$(55)	$6,456
Net change in unrealized appreciation (depreciation) on investments	(873)	(930)	(45,526)	22,441
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(5,214)	$3,616	$(45,581)	$28,897
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	For the three month periods ended				For the nine month periods ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$318	$(3,813)	$—	$(1,186)	$3,820	(35,126)	$1,229	$6,387
Second Lien Debt	(4,659)	3,572	—	(496)	(5,615)	(8,000)	—	12,813
Equity Investments	—	(632)	4,546	752	1,740	(2,400)	5,227	3,241
Total	$(4,341)	$(873)	$4,546	$(930)	$(55)	$(45,526)	$6,456	$22,441

Net change in unrealized depreciation in our investments for the three and nine month periods ended September 30, 2022 as compared to the comparable period in 2021 was primarily due to negative impact of widening market yields. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020 (as amended, the “Subscription Facility”). As of September 30, 2022, the maximum principal amount of the Subscription Facility was $10,000. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company's unfunded investor equity capital commitments, and restrictions imposed on borrowings under the Investment Company Act. The Subscription Facility has a maturity date of October 3, 2022. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company is also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021, and March 28, 2022. As of September 30, 2022, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026 (April 1, 2025 prior to the March 2022 amendment), with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (LIBOR prior to the March 2022 amendment) (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year with a step-up based on collateral coverage and asset mix (2.40% prior to the March 2022 amendment). The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”, together with the Subscription Facility and SPV Credit Facility, the "Credit Facilities"), which was subsequently amended on February 11, 2021, August 13, 2021, March 7, 2022, and September 20, 2022. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, which was increased by $100,000 effective September 20, 2022, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 (May 13, 2023 prior to the March 2022 amendment), and a maturity date of March 7, 2030 (May 13, 2028 prior to the March 2022 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year (2.66% prior to the March 2022 amendment). SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
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
As of September 30, 2022 and December 31, 2021, the Company had $64,963 and $65,838, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$10,000	$—	$10,000	$—
SPV Credit Facility	700,000	610,123	89,877	46,626
SPV2 Credit Facility	550,000	320,300	229,700	111,410
Total	$1,260,000	$930,423	$329,577	$158,036

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued and outstanding as of September 30, 2022 and December 31, 2021 were 60,509,022 and 57,005,057, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2022 and 2021:

	For the nine month periods ended
	September 30, 2022	September 30, 2021
Shares outstanding, beginning of period	57,005,057	49,062,820
Common stock issued	5,507,688	4,832,189
Repurchase of common stock	(2,003,723)	—
Shares outstanding, end of period	60,509,022	53,895,009

On April 5, 2022, CDL Tender Fund 2022-1, L.P. (the “Purchaser”) launched a tender offer (the “Special Tender Offer”) to purchase up to $100,000,000 in aggregate amount of shares of our common stock at a purchase price of $20.13 per share (the “Special Tender Offer Purchase Price”), which represented the net asset value per share of our common stock as determined by the Company on March 29, 2022. The Special Tender Offer expired on May 3, 2022. The Purchaser accepted for purchase $100,000,000 in aggregate amount of our common stock at the Special Tender Offer Purchase Price, which represented approximately 8.71% of the total number of our outstanding shares of common stock as of May 6, 2022. At the time of the Special Tender Offer, the Purchaser was wholly owned by its limited partners, the Investment Adviser, Cliffwater Corporate Lending Fund, a Delaware statutory trust, and AlpInvest Indigo I CI-A, L.P., a Delaware limited partnership which is advised by an affiliate of the Investment Adviser. These limited partners contributed approximately $28.6 million, $50.0 million and $21.4 million, respectively, in cash to the Purchaser to fund the purchase of the shares. Effective as of June 15, 2022, the Investment Adviser assigned its entire interest in the Purchaser to a third party for $28.4 million and as of that date no longer owns shares indirectly through the Purchaser. In August 2022, the Board of Directors of the Company approved the repurchase of 8,547 shares of the Company, which had been tendered by an investor in the Special Tender Offer. These shares were not repurchased in the Special Tender Offer and instead were repurchased by the Company at a price per share of $19.80, or $170.
On August 12, 2022, the Company completed a Quarterly Tender Offer which commenced on June 30, 2022 (the "Q2 2022 Tender Offer"). In the Q2 2022 Tender Offer, 1,995,176 shares were repurchased for a purchase price of $19.80 per share, or $39,504.
On September 29, 2022, the Company commenced a Quarterly Tender Offer (the “Q3 2022 Tender Offer”) for up to 2,108,344 shares tendered on or prior to October 28, 2022. Stockholders whose tendered shares in the Q3 2022 Tender Offer were purchased received, at the expiration of the Q3 2022 Tender Offer, a non-interest bearing, non-transferable promissory note entitling such stockholders to an amount in cash equal to the number of shares accepted for purchase, multiplied by the net asset value per share as of September 30, 2022 (the “Purchase Price”), reduced by an early repurchase fee of 2.0% of the Purchase Price, if applicable. The Purchase Price was $19.87 per share.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2022 and December 31, 2021 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$82,576	$66,093
Unfunded revolving commitments	82,548	70,272
Total unfunded commitments	$165,124	$136,365
DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
2020
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	0.45
September 28, 2020	September 28, 2020	October 16, 2020	0.46
December 14, 2020	December 14, 2020	January 15, 2021	0.50
			$1.94
2021
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	0.48
September 29, 2021	September 29, 2021	October 15, 2021	0.49
December 20, 2021	December 30, 2021	January 18, 2022	0.48
Total			$1.93
2022
March 25, 2022	March 25, 2022	April 18, 2022	$0.50
March 25, 2022	March 25, 2022	April 18, 2022	0.10	(1)
June 15, 2022	June 15, 2022	July 19, 2022	0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
Total			$1.59
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

Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2022 and December 31, 2021.
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
Valuation Risk
Our investments generally do not have a readily available market price, and our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of September 30, 2022, on a fair value basis, approximately 2.2% of our debt investments bear interest at a fixed rate and approximately 97.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are subject to floating interest rates and are typically paid based on floating LIBOR or SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2022 and December 31, 2021 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of September 30, 2022 and 2021, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$61,609	$(27,913)	$33,696	$46,242	$(28,722)	$17,520
Up 200 basis points	$41,073	$(18,608)	$22,465	$26,312	$(19,024)	$7,288
Up 100 basis points	$20,536	$(9,304)	$11,232	$6,396	$(9,326)	$(2,930)
Down 100 basis points	$(19,700)	$8,851	$(10,849)	$(178)	$1,870	$1,692
Down 200 basis points	$(36,263)	$17,488	$(18,775)	$(178)	$1,870	$1,692
Down 300 basis points	$(41,798)	$23,668	$(18,130)	$(178)	$1,870	$1,692

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Share Repurchases
In the second quarter of 2022, we commenced a quarterly liquidity program pursuant to which we expect to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of our common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the net asset value per share as of the last day of the quarter in which the Quarterly Tender Offer is conducted. However, the Board of Directors has the discretion to determine whether or not we will purchase common stock from stockholders, and we are not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, we do not engage in a quarterly tender offer in which we accept for purchase 100% of properly tendered shares (a “Qualifying Tender”), we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to our continuing to use available funds and liquidity for certain purposes.
During the three months ended September 30, 2022, we repurchased in July 2022, upon completion of our tender offer that commenced June 30, 2022, 1,995,176 shares for a purchase price of $19.80 per share, or $39,504. In August 2022, our Board of Directors approved the repurchase of 8,547 shares of our common stock from an investor that tendered such shares in the previously announced special tender offer. These shares were not repurchased in the special tender offer and were instead repurchased in August at a price per share of $19.80, or $170.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

10.1
Fourth Amendment, dated as of September 20, 2022, to the Loan and Servicing Agreement among Carlyle Credit Solutions SPV 2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.*†

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: November 14, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)