Form 10-K
period 2022-12-31
Carlyle Credit Solutions, Inc.
filed 2023-03-14
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at March 13, 2023 was 56,985,834.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

CARLYLE CREDIT SOLUTIONS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives, including as a result of large scale global events such as the COVID-19 pandemic;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest;
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
•the current inflationary environment, and its impact on our portfolio companies and on the industries in which we invest;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions, such as between China and the United States
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments;
•our expected financings and investments;
•our intention to conduct recurring quarterly tender offers for a limited number of shares of our common stock, subject to market and other conditions (the “Quarterly Tender Offer”)
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability to consummate acquisitions;
•the ability of Carlyle Global Credit Investment Management L.L.C. (the “Investment Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•currency fluctuations and the adverse effect such fluctuations could have on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to our Investment Adviser and Carlyle Global Credit Administration L.L.C. (the “Administrator”);
•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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

PART I
In this Form 10-K, except where the context suggests otherwise:

•the terms “we,” “us,” “our,” “Company” and “CARS” refer to Carlyle Credit Solutions, Inc. (formerly TCG BDC II, Inc.), a Maryland corporation, and its consolidated subsidiaries;
•the term “SPV” refers to Carlyle Credit Solutions SPV LLC (formerly TCG BDC II SPV LLC), a wholly owned and consolidated subsidiary;
•the term “SPV2” (collectively with the SPV, the “SPVs”) refers to Carlyle Credit Solutions SPV 2 LLC (formerly TCG BDC II SPV 2 LLC), a wholly owned and consolidated subsidiary;
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
•the terms “CGCIM” and “Investment Adviser” refer to Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a wholly owned and consolidated subsidiary of Carlyle, which serves as our investment adviser; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1. Business
Carlyle Credit Solutions, Inc., a Maryland corporation, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We were formed on February 10, 2017, conducted our initial private offering (the “Initial Private Offering”) of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and completed our initial closing of capital commitment on September 11, 2017 (the "Commencement,” or the “Initial Closing Date”). We held additional closings subsequent to the Initial Closing Date, with our final closing pursuant to the Initial Private Offering occurring on November 9, 2018. We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Initial Private Offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurred, the “Initial Drawdown Date”), which was called on September 22, 2017 and settled by October 4, 2017. In the first quarter of 2022, we commenced our New Continuous Offering, as discussed further in “—Corporate Structure” below. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate attractive risk-adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities).
We invest primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if such debt was rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. See Item 1A. “Risk Factors— Risks Related to Our Investments— Our investments are risky and speculative.”
Our investment approach is focused on capital preservation based on long-term fundamental credit performance. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 35-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
Corporate Structure
On January 21, 2022, stockholders approved (i) our conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program by extending indefinitely our finite term and finite investment period and permitting us to accept new subscriptions for shares of our common stock in a new continuous private offering (the “New Continuous Offering”) and (ii) an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of our existing investment advisory agreement (the “Investment Advisory Agreement”) with our Investment Adviser (the “January 2022 Proposals”). More specifically, in the case of the conversion to a perpetual life BDC, our stockholders approved:
•extending indefinitely our term, which was scheduled to end at the close of business on November 9, 2025;
•extending indefinitely our investment period (the “Investment Period”), which was scheduled to end at the close of business on September 11, 2022 (the “Original Investment Period”); and
•permitting us to accept new subscriptions in the New Continuous Offering.
Our Board of Directors may terminate the Investment Period at any time in its discretion. The Company may be dissolved at any time upon a decision of our Board of Directors, subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act.
On January 22, 2022, we and our Investment Adviser executed the Amended and Restated Investment Advisory Agreement. For additional information, see “—Our Investment Adviser.”
As of result of the stockholder approval of the January 2022 Proposals, we intend, subject to market and other conditions, to conduct recurring quarterly tender offers (“Quarterly Tender Offers”) for our common stock in order to offer regular liquidity to stockholders, the first of which commenced June 30, 2022. Initially, we expect to offer to repurchase through the Quarterly Tender Offers at least 3.5% of the number of shares of our common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a specific per share price based on our net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted.

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

In addition to engaging in Quarterly Tender Offers, our stockholders were provided with additional liquidity through a special, one-time tender offer launched by CDL Tender Fund 2022-1, L.P. (the “Purchaser”) which commenced on April 5, 2022. The Purchaser accepted for purchase $100 million in aggregate amount of our common stock at a price per share of

$20.13, equal to our net asset value per share, as determined by us on March 29, 2022, which represented 8.71% of the total number of our outstanding shares of common stock as of May 6, 2022.
We entered into separate subscription agreements with qualified investors providing for the private placement of shares of our common stock pursuant to the Initial Private Offering and have entered and intend to continue to enter into separate subscription agreements with qualified investors providing for the private placement of shares of our common stock pursuant to the New Continuous Offering. We intend to have additional closings of capital commitments to purchase our common stock pursuant to the New Continuous Offering.
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
Drawdowns may be issued at any time prior to the expiration of the Investment Period for any permitted purpose. Any capital commitments remaining from the Initial Private Offering terminated as of the date of the first closing in connection with the New Continuous Offering, which occurred on August 2, 2022.
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
We and our Investment Adviser have applied for exemptive relief from the SEC that, if granted, will permit us to issue in the New Continuous Offering multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief'”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
In addition, we borrow money from financial institutions and may in the future issue debt securities or preferred stock, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. See “—Regulation—General—Regulation as a Business Development Company—Indebtedness and Senior Securities.”
Our Investment Adviser
CGCIM, our Investment Adviser, manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 230 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. Our Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.

Our Investment Adviser also serves, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
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
On January 21, 2022, stockholders approved the Amended and Restated Investment Advisory Agreement as discussed above, which we executed on January 22, 2022. The terms of the Amended and Restated Investment Advisory Agreement were effective immediately upon execution of the agreement, except that the changes to the calculation of the income-based incentive fee became effective for the calendar quarter ending June 30, 2022. The Amended and Restated Investment Advisory Agreement will continue in effect until January 21, 2024 and, unless terminated earlier, will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Directors. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Pursuant to the Amended and Restated Investment Advisory Agreement and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
Under the Investment Advisory Agreement, the management fee was calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Original Investment Period (as defined below) which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Original Investment Period” commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021, the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Investment Adviser agreed that effective September 12, 2021 the annual rate of its management fee would decrease from a rate of 1.25% to 1.00% of the Company's average Capital Under Management. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors. In connection with the execution of the Amended and Restated Investment Advisory Agreement on January 12, 2022, the calculation of the annual base management fee changed to 1.00% of the Company’s net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter).
Under the Amended and Restated Investment Advisory Agreement, the incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. Prior to January 12, 2022, the first part was calculated and payable quarterly in arrears and equaled 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7% annualized), or “hurdle rate,” and a “catch-up” feature. The second part was determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeded a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital. In connection with the execution of the Amended and Restated Investment Advisory Agreement on January 12, 2022, the calculation of the income-based incentive fee changed by reducing the income-based incentive fee rate to 12.5% and by reducing the “hurdle rate” to 1.25% (5.0% annualized). The capital gains incentive fee rate was reduced to 12.5%.
Our Administrator
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with CGCA, our Administrator. Unless terminated earlier, the Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 9, 2022, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Administration Agreement with the Administrator for an additional one-year term.
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer, Chief Financial Officer and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
On June 26, 2017, the Administrator entered into sub-administration agreements with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. provides the Administrator with access to with access to Carlyle’s finance, operations, legal, compliance and administrative professionals.
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
On May 9, 2022, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Sub-Administration Agreements for an additional one-year term.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $373 billion of assets under management (“AUM”) as of December 31, 2022, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs nearly 2,100 employees, including more than 770 investment professionals in 29 offices across five continents, and serves more than 2,900 active carry fund investors from 88 countries.
Carlyle’s Global Credit segment, which had $146.3 billion in AUM as of December 31, 2022, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, illiquid credit, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund (“CTAC,” or the “Interval Fund”). Global Credit, which also includes Carlyle’s Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past four years, with total AUM nearly doubling in 2022 alone. Since the establishment of Global Credit in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of 233 investment professionals dedicated to the Global Credit segment and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.
Primary areas of focus for Carlyle’s Global Credit segment include:
Liquid Credit
•Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through collateralized loan obligations (“CLOs”) and other investment vehicles. In 2022, in addition to the acquisition of the management contracts for the CBAM CLO portfolio, Carlyle closed six new U.S. CLOs and three CLOs in Europe with an aggregate size of $2.7 billion and $1.2 billion, respectively. As of December 31, 2022, Carlyle’s loans and structured credit team advised structured credit funds totaling approximately $50.4 billion in AUM.
Illiquid Credit
•Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2022, Carlyle’s direct lending investment team advised AUM totaling approximately $9.4 billion.
•Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in real estate and special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2022, Carlyle’s opportunistic credit team advised products totaling approximately $12.8 billion in AUM.
Real Assets Credit
•Aircraft Finance. Carlyle Aviation Partners is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout commercial aviation industry. As of December 31, 2022, Carlyle Aviation Partners had approximately $11.5 billion in AUM across active carry funds, securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Debt. Carlyle’s Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2022, Carlyle’s infrastructure debt team managed approximately $3.7 billion in AUM.
Other Credit
•Platform Initiatives. Carlyle’s platform initiatives include CTAC, its closed-end interval fund which invests across Carlyle’s entire credit platform, as well as cross-platform separately managed accounts which are tailored to invest across Carlyle’s credit platform based on the specific needs of individual investors. These products also include structured solutions which focus on private, primarily investment-grade investments, backed by assets with contractual cash flows. As of December 31, 2022, the Global Credit platform initiatives represented $6.1 billion in AUM.
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines Carlyle’s deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding/reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees Carlyle’s investment in Fortitude Re, as well as the strategic advisory services agreement with certain subsidiaries of Fortitude Re. As of December 31, 2022, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude Re was $5.7 billion. As of December 31, 2022, AUM related to the strategic advisory services agreement was $45.2 billion, including the net asset value of investments in Carlyle products, which is also reflected in the AUM and fee-earning AUM of the strategy in which they are invested. Fortitude Re and certain Fortitude Re reinsurance counterparties have committed approximately $9.2 billion of capital to-date to various Carlyle strategies.
•Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of GCM is to arrange, place, underwrite, originate and syndicate loans and underwrite securities of third parties and Carlyle portfolio companies through TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C.. TCG Capital Markets L.L.C. is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future.
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Global Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,500 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
•Breadth of Capabilities. Carlyle believes it has one of the broadest credit investment capabilities in the market today. As a global private credit platform, Carlyle has the ability to invest across the capital structure in first lien, unitranche, second lien, junior debt and preferred equity. Carlyle Global Credit can potentially serve as a one-stop shop, providing creative and holistic solutions for borrowers across the capital structure, which allows it to pursue investment opportunities with limited competition.
•Scale of Capital. With $146.3 billion of AUM as of December 31, 2022 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $373 billion of AUM, an experienced and tenured bench of more than 770 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2022. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Illiquid Credit Investment Committee at our Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,500 transactions that were reviewed by the deal team over the past 12 months.

•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level in order to seek to generate sustainable income levels. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, seeks opportunities at the top of the capital structure, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 90% of originations having a titled role in recent years).
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,400+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
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
While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be necessarily met by each prospective portfolio company. In addition, we may change our investment objective, investment strategy and/or investment criteria over time without notice to or consent from our investors.
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

Investment Process
Origination
The direct lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals are located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The direct lending investment team has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as Carlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:

1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. The Screening Committee is comprised of the Head of Direct Lending, the Investment Adviser’s Chief Investment Officer, Chief Risk Officer, Head of Sponsor Coverage, Deputy Chief Investment Officer, and two additional senior Managing Directors. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
2.Formal Review. Following an indication from the Screening Committee to move forward in the diligence process, the deal team will compile a detailed diligence list and prepare for in-depth credit analysis. During this process, the deal team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting with the management team, reviewing the data room and performing key financial analyses, creating a detailed financial model with sensitivities assuming various market environments, reviewing sell-side and third-party research, which includes industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback, and drafting the commitment papers and term sheet.
As part of the extensive due diligence process, the deal team fully leverages all internal Carlyle resources to aid in investment decisions. In addition, the deal team may utilize third-party expert networks to supplement their work to gain further insight into company and industry factors from various thought leaders across the company’s markets.
Our Investment Adviser incorporates formal ESG reviews into its investment process. All deals are thoroughly vetted leveraging sector- and sub-sector-specific Sustainability Accounting Standards Board standards. ESG diligence incorporates country risk assessments for corruption and anti-money laundering concerns as well. The underwriters are responsible for assessing these ESG risks and including their assessment in the deal memo that the Screening and Investment Committees will review.
The formal review part of the process is iterative and involves re-screening with members of the Screening Committee, typically two to four times over the course of the deal, to produce a fulsome investment memo and provide a full term sheet and commitment papers, subject to outstanding diligence items.
3.Final Investment Committee Approval. After the Screening Committee has signed off on the investment memo, the deal team prepares for the Investment Committee approval process. The deal team reviews and summarizes final third-

party industry work, performs outstanding ESG and regulatory due diligence, and begins drafting the definitive legal documentation for the transaction. Once the credit work for the transaction has been finalized, the deal team will finalize the investment memo and present the investment to the Investment Committee, where approval by a majority of the committee is required to approve a transaction. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee.
4.Closing. Once the investment has been approved and prior to funding, the deal team will prepare a closing memo documenting any updates since approval, changes to key legal terms, and the final financial covenant analysis. Once the sponsor / borrower legal diligence, and the know your customer, anti-money laundering and legal documentation have been finalized, the transaction will close and fund.
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
Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the ongoing review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, monthly reviews of certain investments, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
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

Rating	Definition
1	Borrower is operating above expectations, and the trends and risk factors are generally favorable.

2	Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost basis is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

3	Borrower is operating below expectations and level of risk to our cost basis has increased since the time of origination. The borrower may be out of compliance with debt covenants. Payments are generally current although there may be higher risk of payment default.

4	Borrower is operating materially below expectations and the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not by more than 120 days. It is anticipated that we may not recoup our initial cost basis and may realize a loss of our initial cost basis upon exit.

5	Borrower is operating substantially below expectations and the loan’s risk has increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. It is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.
Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analyses include assessing (i) the impact of rising operating costs on our borrowers and end consumers due to elevated inflation, particularly in food and energy, (ii) volatility in foreign exchange rates, (iii) Russia’s military invasion of Ukraine, (iv) interest rate sensitivity, (v) disruptions in our supply chain and (vi) the ongoing effects of the COVID-19 pandemic. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2022 and 2021, the fair value of our investments was approximately $2,091 million and $2,070 million, respectively, in 121 and 97 portfolio companies, respectively. The type, geography and industry compositions of our investments, each as a percentage of the fair value of our investments as of December 31, 2022 and 2021, were as follows:

	As of December 31,
Type—% of Fair Value	2022	2021
First Lien Debt	84.0%	80.9%
Second Lien Debt	12.5	16.3
Equity Investments	3.5	2.8
Total	100.0%	100.0%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2022	2021
Floating Rate	97.7%	97.6%
Fixed Rate	2.3	2.4
Total	100.0%	100.0%

	As of December 31,
Geography—% of Fair Value	2022	2021
Australia	0.1%	—%
Canada	5.4	5.9
Cyprus	1.3	1.4
Italy	0.3	0.2
Luxembourg	3.3	3.4
Sweden	—	—
United Kingdom	3.1	4.9
United States	86.5	84.2
Total	100.0%	100.0%

	As of December 31,
Industry—% of Fair Value	2022	2021
Aerospace & Defense	7.8%	9.4%
Automotive	5.5	4.9
Beverage & Food	4.9	5.1
Business Services	9.6	8.1
Capital Equipment	4.4	4.8
Chemicals, Plastics & Rubber	3.8	3.5
Construction & Building	2.5	2.0
Consumer Goods: Durable	—	—
Consumer Goods: Non-Durable	0.4	0.2
Consumer Services	6.6	3.1
Containers, Packaging & Glass	4.7	4.6
Diversified Financial Services	7.1	8.0
Energy: Oil & Gas	1.6	2.0
Environmental Industries	3.4	3.7
Healthcare & Pharmaceuticals	8.0	7.7
High Tech Industries	3.0	5.4
Leisure Products & Services	6.3	5.9
Media: Diversified & Production	1.9	3.3
Metals & Mining	0.4	0.1
Retail	1.5	3.0
Software	13.1	11.1
Sovereign & Public Finance	—	1.9
Telecommunications	1.5	1.3
Transportation: Cargo	0.9	—
Utilities: Electric	—	—
Wholesale	1.1	0.9
Total	100.0%	100.0%
See the Consolidated Schedules of Investments as of December 31, 2022 and 2021 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our Investment Adviser, its investment professionals, our executive officers and directors, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same line of business as we do or a related line of business and/or investment funds, accounts and other similar arrangements advised by Carlyle.

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
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and structured credit funds it may sponsor in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
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
Regulation
General—Regulation as a Business Development Company
We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and must offer, and must provide upon request, significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company (unless certain conditions are satisfied), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See Item 1A. “Risk Factors—Risks Related to Our Business and Structure” for more information.
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
We are generally not able to issue and sell our common stock at a price below net asset value ("NAV") per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. See Item 1A. “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”
We are subject to periodic examination by the SEC for compliance with the Investment Company Act.
As a BDC, we are subject to certain risks and uncertainties. See Item 1A. “Risk Factors—Risks Related to Our Business and Structure.”
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
Managerial Assistance to Portfolio Companies
    As a BDC, we must offer, and must provide, upon request from our portfolio companies, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to our administration agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
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
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
We hereby undertake to provide a copy of these codes of ethics to any person, without charge, upon request. Requests for a copy of these codes of ethics may be made in writing addressed to the Secretary of the Company, Joshua Lefkowitz, Carlyle Credit Solutions, Inc., One Vanderbilt Avenue, Suite 3400, New York, NY 10017.
    There have been no material changes to the Rule 17j-1 Codes of Ethics or the SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer.
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
•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we are both (i) not an emerging growth company under the Jumpstart Our Business Startups Act of 2012 as amended (the “JOBS Act”) and (ii) are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.
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
•    the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;
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
Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process disclose to the Investment Committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Carlyle Credit Solutions, Inc., c/o Carlyle Global Credit Investment Management L.L.C., One Vanderbilt Avenue, Suite 3400, New York, NY 10017.
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

Competition
Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, CLOs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and may have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. We cannot assure you that the competitive pressures we will face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
We expect to use the expertise of the members of the Investment Committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that extensive direct origination resources, broad product capabilities, ability to commit capital in scale and the depth of expertise of our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.”
Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, our Treasurer and Principal Accounting Officer, a Vice President of Carlyle, and our Chief Compliance Officer and Secretary, a Managing Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
Our day-to-day investment operations are managed by our Investment Adviser. Our Investment Adviser has entered into a personnel agreement with Carlyle Employee Co., pursuant to which our Investment Adviser has access to the members of its investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Investment Adviser’s investment team. Our Investment Adviser may hire additional investment professionals to provide services to us.

Item 1A. Risk Factors
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under "—Risk Factors".

Risks Related to Our Business and Structure
•We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which have had and may continue to have a negative impact on our business and operations.
•Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•We are dependent upon our Investment Adviser for our future success, and there are significant potential conflicts of interest that could impact our investment returns.
•Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively.
•We expect to raise additional capital in the near-term and may need to continue to raise additional capital to grow because we must distribute most of our income and intend to continue to conduct Quarterly Tender Offers.
•Our investors have obligations to satisfy capital calls.
•We may be unable to pay our obligations when due if our investors fail to pay installments of their capital commitments to us when due.
•Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•Our indebtedness could adversely affect our business, financial conditions or results of operations.
•Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
•The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.
•We may experience fluctuations in our quarterly results.
•We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us.
•Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners, and to issue conditional classes of common stock, subject to our receiving the Multi-Class Exemptive Relief from the SEC to do so.
•Provisions of the Maryland General Corporation Law (“MGCL”) and of our Charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
•Our Board of Directors may change our investment objective, operating policies and strategies without prior notice and without stockholder approval.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Cybersecurity risks and cyber incidents may adversely affect our business, results of operations or those of our portfolio companies.

•Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

Risks Related to Our Investments
•Our investments are risky and speculative, generally illiquid and typically do not have a readily available market price.
•We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.
•Our portfolio companies may be highly leveraged and may incur debt that ranks equally with, or senior to, some of our investments in such companies, and our investment portfolio may be concentrated in a limited number of portfolio companies and industries.
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
•The financial projections of our portfolio companies could prove inaccurate, and the due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
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
•Quarterly Tender Offers are not guaranteed and, if implemented for any given quarter, will be for a limited number of our shares of common stock. You may not be able to sell your shares on timely basis.
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
Risk Factors
An investment in the Company involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in the Company. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating results could be materially and adversely affected. In such case, our NAV and the price of any other security that we may issue could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure
We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which have had and may continue to have a negative impact on our business and operations.
U.S. capital markets continue to experience disruptions and volatility, including as a result of inflation, a rising interest rate environment, Russia’s military invasion of Ukraine and the ongoing effects of the COVID-19 pandemic. In addition, in January 2023, the outstanding debt of the U.S. reached its statutory limit and the U.S. Treasury Department commenced taking extraordinary measures to prevent the U.S. from defaulting on its obligations. These events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating, including as a result of a default or the threat of default on its debt, or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
The COVID-19 outbreak has led, and for an unknown period of time may continue to lead, to disruptions in local, regional, national and global economic activity, adverse effects on the functioning of financial markets, impacts on market interest rates, increases in economic and market uncertainty, and disruptions to trade and supply chains. While economic activity has improved, disruptions to supply chains may continue and significant inflation has been seen in many segments of the global economy. Recurring COVID-19 outbreaks and the spread of new COVID-19 variants may lead to the re-introduction of public health restrictions. Ineffectual vaccines and treatment options could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience an economic downturn, and we anticipate our business and operations could be materially adversely affected by a prolonged economic downturn and uncertainty in the U.S. and other major markets.
Additionally, the Federal Reserve raised the Federal Funds Rate several times over the course of 2022 and early 2023 and is expected to continue to do so while inflation remains above historical levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the ongoing impacts of COVID-19, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and out portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.”
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods or pay interest payments. Rising interest rates, inflation, the ongoing effects of the COVID-19 pandemic, and supply chain disruptions heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in recruiting efforts, our Investment Adviser has seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. If there is a permanent shift to a longer-term fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which our Investment Adviser competes for talent, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
In addition, we cannot assure you that our Investment Adviser will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and other funds managed by our Investment Adviser or its affiliates were to incur substantial losses, the revenues of our Investment Adviser and its affiliates may decline substantially. Such losses may hamper our Investment Adviser's and its affiliates' ability to provide the same level of service to us as it would have. Further, there can be no assurance that our Investment Adviser will replicate Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.
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
Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the Amended and Restated Investment Advisory Agreement and in connection with managing us and certain other investment funds and accounts advised by our Investment Adviser or its affiliates, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We expect to raise additional capital in the near-term and may need to continue to raise additional capital to grow because we must distribute most of our income and intend to continue to conduct Quarterly Tender Offers.
We expect to continue to issue equity securities in connection with capital drawdowns from our investors in the New Continuous Offering and expect to continue to borrow from financial institutions in the future. We may need to continue to raise additional capital to fund growth in our investments and conduct Quarterly Tender Offers. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
We have borrowed under credit facilities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2022, we had outstanding $982 million aggregate principal amount of indebtedness.
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
The Investment Company Act and the Code impose numerous constraints on the operations of BDCs and RICs, respectively, that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Item 1 “Business—Election to be Taxed as a RIC” for additional information.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2022, our asset coverage calculated in accordance with the Investment Company Act was 217.21%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
We are not generally able to issue and sell our common stock at a price below the NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Independent Directors determine that such sale is in the best interests of us and our stockholders and our stockholders approve such sale. In any such case, the price at which our common stock are to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distribution commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, including pursuant to the New Continuous Offering, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.
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
On April 1, 2019, one of our wholly owned subsidiaries, the SPV, entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”), which was subsequently amended. On May 13, 2020, our other wholly owned subsidiary, Carlyle Credit Solutions SPV LLC (“SPV2”), entered into a senior secured revolving credit facility (the “SPV2 Credit Facility” and together with the SPV Credit Facility, the “Credit Facilities”), which was subsequently amended. Our Credit Facilities impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2022, we were in material compliance with the operating and financial covenants of our Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2022, we had $982 million of outstanding indebtedness under our Credit Facilities. Our weighted average effective interest rate as of December 31, 2022, was 6.00%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(24.21)%	(14.66)%	(5.12)%	4.43%	13.97%
(1)    Assumes, as of December 31, 2022, (i) $2,198.2 million in total assets, (ii) $982.4 million in outstanding indebtedness, (iii) $1,151.5 million in net assets and (iv) weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.00%.
Based on an outstanding indebtedness of $982.4 million as of December 31, 2022, and the weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.00% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.68% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address ongoing concerns about inflation, the Federal Reserve has increased interest rates over the course of 2022 and currently is expected to do so in 2023.
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
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, the recent increases in interest rates have made it easier for us to meet or exceed the incentive fee hurdle rate in our Amended and Restated Investment Advisory Agreement and have resulted in increases in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.
The UK Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The Adjustable Interest Rate (LIBOR) Act enacted in March 2022 provides a statutory framework to replace USD LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. As the transition from LIBOR is ongoing, there continues to be uncertainty as to the ultimate effect of the transition on the financial markets for LIBOR-linked financial instruments.
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
The discontinuance of LIBOR will require us to renegotiate credit agreements entered into prior to the discontinuation of LIBOR with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
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

There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns and the holders of our common stock.
Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of the Investment Committee currently serve, and may continue to serve, as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs. In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Amended and Restated Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
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
We and our affiliates own, and may continue to own, investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
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
As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has implemented, and may continue to implement, certain policies and procedures. For example, Carlyle has established an information barrier between Carlyle Global Credit, on the one hand, and the rest of Carlyle, on the other, which generally restricts the communications of Carlyle Global Credit with other Carlyle investment professionals pursuant to the information barrier policy. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that may benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
In the ordinary course of business, we enter, and may continue to enter, into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including our Investment Adviser, stockholders that own more than 5% of us, employees, officers and directors of us and our Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transactions.
In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Amended and Restated Investment Advisory Agreement. The base management fee is based on our gross assets and the incentive fee is paid on income, both of which include leverage. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Because the management fee is based on gross assets, our Investment Adviser benefits to the extent we incur debt or use leverage. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
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
Our Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. In calculating our performance threshold, we use net assets which results in a lower hurdle rate than if we used gross assets like we do for determining our base management fee. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.25% per quarter (5% annualized) and a “catch-up” feature. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, our Investment Adviser may have incentive to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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
Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Item 1. “Business—Election to be Taxed as a RIC.”).
If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our stockholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Item 1. “Business—Election to be Taxed as a RIC” for additional information.
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
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may in turn, negatively affect our business and our ability to pay dividends.
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
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Each is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Our Investment Adviser, our Administrator, and our sub-administrators each have the right to resign under the Amended and Restated Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, the termination by our Investment Adviser of our Amended and Restated Investment Advisory Agreement for any reason will be an event of default under the SPV Credit Facility or SPV2 Credit Facility, which could result in the immediate acceleration of the amounts due under the SPV Credit Facility or SPV2 Credit Facility.
Our Investment Adviser’s liability is limited under the Amended and Restated Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Amended and Restated Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Amended and Restated Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Amended and Restated Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Amended and Restated Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Amended and Restated Investment Advisory Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.

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

Our portfolio securities are generally illiquid and typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors or its designee, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of our investment portfolio for which market quotations are not readily available. The Investment Adviser values these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in reviewing the determinations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.
The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Investment Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
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
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors, which has appointed our Investment Adviser as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial realized losses and suffer additional unrealized losses, which would reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
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
    Before we make investments, our Investment Adviser will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding an investment, our Investment Adviser will rely on the resources available to it, including information provided by the portfolio companies and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by our Investment Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. In such cases, the information available to our Investment Adviser at the time of making an investment decision may be limited. The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, the due diligence investigation does not ensure that such investment will be successful. In addition, Carlyle's Environmental, Social and Governance program may cause us not to make an investment we otherwise would have made or impact other action taken or refrained from.
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
As a BDC, we are required to comply with certain regulatory requirements. We and any company controlled by us, on the one hand, and our upstream affiliates, or our Investment Adviser and its affiliates, on the other hand, are prohibited under the Investment Company Act from knowingly participating in certain transactions without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we or a company controlled by us are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Directors and so long as such person does not own more than 25% of our outstanding voting securities or otherwise control us. We or a company controlled by us are prohibited from buying or selling any security from or to our Investment Adviser or its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with, us, with such persons, absent the prior approval of the SEC.
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
Following an initial investment in a portfolio company, we have made, and may continue to make, additional investments in that portfolio company as “follow-on” investments to:
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
Original issue discount (“OID”) may arise if we hold securities issued at a discount or in certain other circumstances. OID and payment-in-kind (“PIK”) interest create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees. We hold investments that result in OID interest and PIK interest.
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
Quarterly Tender Offers are not guaranteed and, if implemented for any given quarter, will be for a limited number of our shares of common stock. You may not be able to sell your shares on timely basis.
The Company has conducted, and intends to continue to conduct, the Quarterly Tender Offers, but is not obligated to do so.
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
If the Company does conduct Quarterly Tender Offers, it may be required to sell portfolio securities it would otherwise hold to purchase shares that are tendered, which may result in losses and may increase Company expenses as a percentage of net assets.
Although the Company is permitted to borrow money to finance the repurchase of shares pursuant to the Quarterly Tender Offers, there can be no assurance that the Company will be able to obtain such financing at the time of any particular tender offer or that capacity will be available under any financing the Company has arranged to fund such tender offer.

Because stockholders will be able to participate in one or more Quarterly Tender Offers only up to their pro rata share of the number of shares of common stock tendered if the applicable tender offer is oversubscribed, stockholders may not be able to exit the Company or sell their desired amount of shares through one or more Quarterly Tender Offers.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. If we declare a dividend, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Credit Facilities may also limit our ability to declare dividends if we default under certain provisions or fail to comply with certain covenants. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” for additional information. Investing a greater amount of assets in equity securities that do not pay current dividends may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Item 1. “Business—Election to be Taxed as a RIC.”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Item 1. “Business—Regulation—Indebtedness and Senior Securities” for additional information.

If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Item 1. “Business—Election to be Taxed as a RIC” for additional information.
Alternatively, we may, with the consent of all our stockholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our stockholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our stockholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Item 1. “Business—Election to be Taxed as a RIC.”
Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Item 1. “Business—Election to be Taxed as a RIC.” for additional information.
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
Holders
As of March 13, 2023, there were approximately 2,888 holders of record of our common stock.
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
Dividends and distributions, if any, are paid in cash to our stockholders, and reinvested in additional shares of common stock pursuant to our dividend reinvestment plan as described below under “—Dividend Reinvestment Plan” unless a stockholder has opted out of the plan or is otherwise not a participant in the plan. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Directors on behalf of our stockholders on shares of our common stock purchased in the New Continuous Offering who do not elect to receive their dividends on such shares in cash. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution on shares of common stock purchased in the New Continuous Offering, then stockholders who have not opted out of our dividend reinvestment plan with respect to such shares will have their cash distributions on such shares purchased in the New Continuous Offering automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution.

We intend to use newly issued shares of common stock to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding capital commitments. The plan may be terminated by the Company at any time upon notice in writing mailed to each stockholder of record.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities within the past three years that were not registered under the Securities Act.
Share Repurchases
In the second quarter of 2022, we commenced a quarterly liquidity program pursuant to which we expect to conduct Quarterly Tender Offers to repurchase up to 3.5% of the number of shares of our common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the net asset value per share as of the last day of the quarter in which the Quarterly Tender Offer is conducted. However, the Board of Directors has the discretion to determine whether or not we will purchase common stock from stockholders, and we are not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, we do not engage in a Qualifying Tender, we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and, will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to our continuing to use available funds and liquidity for certain purposes, as described in Part I, Item 1 of this Form 10-K “Business — Corporate Structure.”

During the three months ended December 31, 2022, we repurchased in October 2022, upon completion of our tender offer that commenced September 29, 2022, 2,108,344 shares for a purchase price of $19.87 per share, or approximately $41.9 million in aggregate. In August 2022 and December 2022, the Board of Directors of the Company approved the repurchase of 8,547 and 4,162 shares of the Company, respectively, which had been tendered by the investors in the Quarterly Tender Offers. These shares were not repurchased in the Quarterly Tender Offers and instead were repurchased by the Company at the prices per share of $19.80, or $170, and $19.87, or $83, respectively.
Item 6.[Reserved]

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the years ended December 31, 2022 and 2021, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2021, including year-to-year comparisons between 2021 and 2020, can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
OVERVIEW
Carlyle Credit Solutions, Inc., a Maryland corporation is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. We were incorporated in February 2017. We conducted the Initial Private Offering and intend to conduct the New Continuous Offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended.  We have an indefinite term. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.

Our investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities).
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of December 31, 2022, our Investment Adviser’s investment team included a team of more than 230 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
KEY COMPONENTS OF OUR CONSOLIDATED RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
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
•the costs of specialty and custom software for monitoring risk, compliance and overall portfolio management, including any development costs incurred prior to the filing of our election to be regulated as a BDC;
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
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset decline.
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2022, and 2021.

	As of December 31,
	2022	2021
Number of investments	156	126
Number of portfolio companies	121	97
Number of industries	26	25
Percentage of total investment fair value:
First Lien Debt	84.0%	80.9%
Second Lien Debt	12.5%	16.3%
Total secured debt	96.5%	97.2%
Equity investments	3.5%	2.8%
Percentage of debt investment fair value:
Floating rate(1)	97.7%	97.6%
Fixed interest rate	2.3%	2.4%

(1) Primarily subject to interest rate floors
Our investment activity for the years ended December 31, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2022	2021
Investments:
Total investments, beginning of period	$2,070,975	$1,833,385
New investments purchased	543,779	717,596
Net accretion of discount on investments	11,661	10,547
Net realized gain (loss) on investments	(343)	10,822
Investments sold or repaid	(486,288)	(501,375)
Total Investments, end of period	$2,139,784	$2,070,975
Principal amount of investments funded:
First Lien Debt	$536,173	$598,411
Second Lien Debt	1,282	98,406
Equity Investments(1)	17,955	29,591
Total funded	$555,410	$726,408
Principal amount of investments sold or repaid:
First Lien Debt	$(412,129)	$(452,112)
Second Lien Debt	(71,338)	(34,041)
Equity Investments(1)	(1,130)	(13,878)
Total sold or repaid	$(484,597)	$(500,031)
Number of new funded investments	39	46
Average amount of new funded investments	$13,943	$15,600
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
(1)     Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
As of December 31, 2022 and 2021, investments consisted of the following:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,802,253	$1,755,773	$1,683,550	$1,674,715
Second Lien Debt	269,498	260,934	338,076	337,899
Equity Investments	68,033	74,164	49,349	57,469
Total	$2,139,784	$2,090,871	$2,070,975	$2,070,083
The weighted average yields(1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2022 and 2021, were as follows:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	11.2%	11.5%	7.7%	7.8%
Second Lien Debt	12.7%	13.1%	9.1%	9.1%
First and Second Lien Debt Total	11.4%	11.7%	8.0%	8.0%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022 and 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 8.0% to 11.4% from December 31, 2021 to December 31, 2022. The increase in weighted average yields was primarily due to rising benchmark interest rates.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$2,083,695	99.7%	$2,059,247	99.5%
Non-accrual(1)	7,176	0.3%	10,836	0.5%
Total	$2,090,871	100.0%	$2,070,083	100.0%
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

2
Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost basis is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$85.0	4.2%	$39.6	2.0%
Internal Risk Rating 2	1,678.8	83.2	1,671.7	83.1
Internal Risk Rating 3	245.7	12.2	290.5	14.4
Internal Risk Rating 4	7.2	0.4	—	—
Internal Risk Rating 5	—	—	10.8	0.5
Total	$2,016.7	100.0%	$2,012.6	100.0%
As of December 31, 2022 and 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 for both periods. As of December 31, 2022 and 2021, one of our debt investments, with an aggregate fair value of $7.2 million and $10.8 million, respectively, was assigned an Internal Risk Rating of 4-5. As of December 31, 2022 and 2021, one first lien debt investment in the portfolio with a fair value of $7.2 million and $10.8 million was on non-accrual status, which represented approximately 0.3% and 0.5%, respectively, of the total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2022 and 2021.
See the Consolidated Schedules of Investments as of December 31, 2022 and 2021, in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the years ended December 31, 2022, 2021 and 2020
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Net investment income (loss) for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the years ended December 31,
	2022	2021	2020
Total investment income	$197,695	$166,324	$141,975
Total expenses (including Excise tax expense)	78,586	63,196	55,584
Net investment income (loss)	$119,109	$103,128	$86,391
Investment Income
    Investment income for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the years ended December 31,
	2022	2021	2020
First Lien Debt	$161,937	$139,353	$113,748
Second Lien Debt	30,135	25,488	26,785
Equity Investments	5,623	1,481	1,378
Cash	—	2	64
Total investment income	$197,695	$166,324	$141,975
The increase in investment income for the year ended December 31, 2022 from the comparable period in 2021 was primarily driven by an increase in interest income from higher weighted average interest rates and a higher average investment balance. As of December 31, 2022, the size of our portfolio increased to $2,139,784 from $2,070,975 as of December 31, 2021, at amortized cost. As of December 31, 2022, the weighted average yield of our first and second lien debt on amortized cost increased to 11.4% from 8.0% as of December 31, 2021, on amortized cost, primarily due to rising benchmark interest rates on existing investments.
The increase in investment income for the year ended December 31, 2021 from the comparable period in 2020 was primarily driven by a higher average investment balance. As of December 31, 2021, the size of our portfolio increased to $2,070,975 from $1,833,385 as of December 31, 2020, at amortized cost. As of December 31, 2021, the weighted average yield of our first and second lien debt increased to 8.0% from 7.8% as of December 31, 2020, on amortized cost, primarily due to new fundings being originated at a higher weighted average yield than the yield of positions that were repaid or were sold.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.
Expenses
Expenses for the years ended December 31, 2022, 2021 and 2020 comprised the following:

	For the years ended December 31,
	2022	2021	2020
Management fees	$11,770	$12,351	$11,631
Net investment income incentive fee	17,961	18,198	15,256
Professional fees	3,525	2,038	1,490
Administrative service fees	1,419	892	430
Interest expense and credit facility fees	40,953	27,502	24,941
Directors’ fees and expenses	351	335	239
Other general and administrative	2,527	1,880	1,597
Excise tax expense	80	100	—
Total expenses	$78,586	$63,296	$55,584
    Interest expense and credit facility fees for the years ended December 31, 2022, 2021 and 2020 were comprised of the following:

	For the years ended December 31,
	2022	2021	2020
Interest expense	$38,136	$25,837	$22,425
Facility unused commitment fee	1,105	270	992
Amortization of deferred financing costs	1,712	1,395	1,524
Total interest expense and credit facility fees	$40,953	$27,502	$24,941
Cash paid for interest expense and credit facility fees	$31,433	$24,642	$21,675

Average principal debt outstanding	$923,838	$961,892	$726,109
Weighted average interest rate	4.07%	2.65%	3.04%
The increase in interest expense for the year ended December 31, 2022 from the comparable period in 2021 was driven by higher weighted average interest rates. The increase in interest expense for the year ended December 31, 2021 from the comparable period in 2020 was driven by increased draws under the Credit Facilities related to increased deployment of capital for investments, offset by lower borrowing costs.

Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Base management fees	$11,770	$12,351	$11,631
Incentive fees on pre-incentive fee net investment income	17,961	18,198	15,256
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	17,961	18,198	15,256
Total base management fees and incentive fees	$29,731	$30,549	$26,887
The decrease in management fees for the year ended December 31, 2022 from the comparable period in 2021 was driven by a reduction in our management fee from 1.25% to 1.0% that was effective on September 12, 2021. The decrease in incentive fees for the year ended December 31, 2022 from the comparable period in 2021 was driven by a reduction in our incentive fee rate in connection with the January 12, 2022 amendment and restatement of the Investment Advisory Agreement, partially offset by higher pre-incentive fee net investment income. The increase in management fees and incentive fees for the year ended December 31, 2021 from the comparable period in 2020 was driven by our increased deployment of capital and increased net investment income.
For the years ended December 31, 2022, 2021, and 2020, we recorded no accrued capital gains incentive fees based upon our cumulative net realized gain (loss) and unrealized appreciation (depreciation) as of December 31, 2022, 2021, and 2020. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and management fees.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. The increase in professional fees for the year ended December 31, 2022 from the comparable period in 2021 was primarily driven by higher legal fees due to the Company's conversion to a perpetual life BDC and ongoing activities associated therewith. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions, sub-administrative fees and other costs.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the year ended December 31, 2022, we had realized gains on 8 investments totaling $5,578, offset by realized losses on 5 investments totaling $5,921. During the year ended December 31, 2021, we had realized gains on 15 investments totaling $10,949, offset by realized losses on 1 investment totaling $127. During the year ended December 31, 2020, we had realized gains on 2 investments totaling $22, offset by realized losses on 6 investments totaling $5,175. During the years ended December 31, 2022, 2021, and 2020, we had a change in unrealized appreciation on 35, 91, and 64 investments, respectively, totaling $20,381, $42,839, and $24,270, respectively, which were offset by a change in unrealized depreciation on 134, 58, and 60 investments, respectively, totaling $68,402, $21,881, and $47,837, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the years ended December 31,
	2022	2021	2020
Net realized gain (loss) on investments	$(343)	$10,822	$(5,153)
Net change in unrealized appreciation (depreciation) on investments	(48,021)	20,958	(23,512)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(48,364)	$31,780	$(28,665)

    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments by the types of investments for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the years ended December 31,
	2022		2021		2020
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
First Lien Debt	$3,532	$(37,645)	$1,426	$2,037	$(4,697)	$(10,809)
Second Lien Debt	(5,615)	(8,387)	(127)	14,447	(10)	(15,160)
Equity Investments	1,740	(1,989)	9,523	4,474	(446)	2,402
Total	$(343)	$(48,021)	$10,822	$20,958	$(5,153)	$(23,567)
Net change in unrealized depreciation in our investments for the year ended December 31, 2022 was primarily driven by wider market yields, compared to a net change in unrealized appreciation in our investments for the year ended December 31, 2021, which was primarily driven by improving credit fundamentals and tightening market yields. Net change in unrealized depreciation in our investments for the year ended December 31, 2020 was driven by unrealized depreciation related to investments more heavily impacted by the COVID-19 pandemic, combined with higher market yields.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, the repurchase of our shares through the Quarterly Tender Offer, and for other general corporate purposes. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.

Credit Facilities
We entered into a senior secured revolving credit facility with a lender on October 3, 2017, as amended from time to time (the “Subscription Facility”). The Subscription Facility was terminated and repaid in full on October 3, 2022. The Company was able to borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility accrued interest at LIBOR plus an applicable spread of 1.95% per year, subject to a 0.50% floor on LIBOR. The Company was also required to pay an undrawn commitment fee of 0.25% per year. Subject to certain exceptions, the Subscription Facility was secured by a first lien security interest in our equity investors’ unfunded capital commitments.
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of December 31, 2022, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility,” together with the Subscription Facility and SPV Credit Facility, the “Credit Facilities”), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
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
As of December 31, 2022 and 2021, we had $73,760 and $65,838, respectively, in cash, cash equivalents and restricted cash. The Credit Facilities consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued and outstanding as of December 31, 2022 and 2021 were 58,396,516 and 57,005,057, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
Shares outstanding, beginning of period	57,005,057	49,062,820
Common stock issued	5,507,688	7,942,237
Repurchase of common stock	(4,116,229)	—
Shares outstanding, end of period	58,396,516	57,005,057
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct Quarterly Tender Offers to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted.

The Company completed two Quarterly Tender Offers during the year ended December 31, 2022. An aggregate of 4,103,520 shares of common stock were repurchased pursuant to these Quarterly Tender Offers for an aggregate of $81,397. In August 2022 and December 2022, the Board of Directors of the Company approved the repurchase of 8,547 and 4,162 shares of the Company, respectively, which had been tendered by the investors in the Quarterly Tender Offers. These shares were not repurchased in the Quarterly Tender Offers and instead were repurchased by the Company at the prices per share of $19.80, or $170, and $19.87, or $83, respectively.
On December 30, 2022, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 2,117,816 shares, representing 3.5% of the number of shares of its common stock as of September 30, 2022. On January 30, 2023, the Quarterly Tender Offer expired and the Company accepted 2,117,816 shares for purchase, representing approximately 3.6% of the total number of shares outstanding as of December 31, 2022. The purchase price of the shares tendered is the Company’s net asset value as of December 31, 2022, or $19.72 per share. For more information on the Quarterly Tender Offers, see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Dividends and Distributions
The following table summarizes our dividends declared and payable during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 30, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
(1) Includes capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. As of December 31, 2022 and 2021, no accrual has been made for any such exposure in the consolidated financial statements, included in Part II, Item 8 of this Form 10-K.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2022	2021
Unfunded delayed draw commitments	$79,647	$66,093
Unfunded revolving commitments	79,427	70,272
Total unfunded commitments	$159,074	$136,365

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
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained, or alternative pricing sources may be utilized, including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid, or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value, shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
Investment performance data utilized are the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which, in many cases, may reflect a lag in information.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2022 and 2021.
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

Revenue Recognition

Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
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
Valuation Risk
Our investments may not have a readily available market price. Our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of December 31, 2022, on a fair value basis, approximately 2.3% of our debt investments bear interest at a fixed rate and approximately 97.7% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are also subject to floating interest rates and are typically paid based on floating LIBOR or SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of December 31, 2022 and 2021. These hypothetical calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2022 and 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2022 and 2021, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of December 31, 2022 and 2021, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments

(considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2022			As of December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$61,521	$(29,472)	$32,049	$46,242	$(28,722)	$17,520
Up 200 basis points	$41,014	$(19,648)	$21,366	$26,312	$(19,024)	$7,288
Up 100 basis points	$20,507	$(9,824)	$10,683	$6,396	$(9,326)	$(2,930)
Down 100 basis points	$(20,379)	$9,824	$(10,555)	$(178)	$1,870	$1,692
Down 200 basis points	$(40,733)	$19,343	$(21,390)	$(178)	$1,870	$1,692
Down 300 basis points	$(60,198)	$28,792	$(31,406)	$(178)	$1,870	$1,692

Item 8. Financial Statements and Supplementary Data
CARLYLE CREDIT SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Carlyle Credit Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Credit Solutions, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tysons, VA
March 13, 2023

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,139,784 and $2,070,975, respectively)	$2,090,871	$2,070,083
Cash, cash equivalents and restricted cash	73,760	65,838
Receivable for investments sold	2,107	5,424
Interest and dividend receivable	21,648	24,410
Prepaid expenses and other assets	9,427	7,389
Receivable for issuance of common stock	349	3,846
Total assets	$2,198,162	$2,176,990
LIABILITIES
Secured borrowings (Note 5)	$982,404	$966,947
Payable for investments purchased	97	93
Due to Investment Adviser	—	448
Interest and credit facility fees payable (Note 5)	13,559	5,576
Dividend Payable (Note 7)	30,366	27,362
Management and incentive fees payable (Note 4)	7,703	7,763
Administrative service fees payable (Note 4)	854	239
Common stock proceeds received in advance	8,860	—
Other accrued expenses and liabilities	2,818	2,321
Total liabilities	1,046,661	1,010,749
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 58,396,516, and 57,005,057 shares issued and outstanding at December 31, 2022 and 2021, respectively	584	570
Paid-in capital in excess of par value	1,188,720	1,160,819
Total distributable earnings (loss)	(37,803)	4,852
Total net assets	$1,151,501	$1,166,241
NET ASSETS PER SHARE	$19.72	$20.46

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$179,764	$153,485	$127,818
PIK income	10,937	6,818	4,110
Other income	6,994	6,021	10,047
Total investment income	197,695	166,324	141,975
Expenses:
Management fees (Note 4)	11,770	12,351	11,631
Net investment income incentive fee (Note 4)	17,961	18,198	15,256
Professional fees	3,525	2,038	1,490
Administrative service fees (Note 4)	1,419	892	430
Interest expense and credit facility fees (Note 5)	40,953	27,502	24,941
Directors’ fees and expenses	351	335	239
Other general and administrative	2,527	1,880	1,597
Total expenses	78,506	63,196	55,584
Net investment income (loss) before taxes	119,189	103,128	86,391
Excise tax expense	80	100	—
Net investment income (loss)	119,109	103,028	86,391
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(343)	10,822	(5,153)
Currency gains (losses) on non-investment assets and liabilities	(410)	(136)	(1,887)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(48,021)	20,958	(23,512)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	8,551	5,469	(3,653)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(40,223)	37,113	(34,205)
Net increase (decrease) in net assets resulting from operations	$78,886	$140,141	$52,186
Basic and diluted earnings per common share (Note 7)	$1.36	$2.75	$1.18
Weighted-average shares of common stock outstanding—basic and diluted (Note 7)	57,991,971	50,982,223	44,300,431

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$119,109	$103,028	$86,391
Net realized gain (loss) on investments and non-investment assets and liabilities	(753)	10,686	(7,040)
Net change in unrealized appreciation (depreciation) on investments	(48,021)	20,958	(23,512)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	8,551	5,469	(3,653)
Net increase (decrease) in net assets resulting from operations	78,886	140,141	52,186
Capital transactions:
Common stock issued	109,868	165,000	259,820
Repurchase of common stock	(81,649)	—	—
Dividends declared (Note 10)	(121,845)	(102,036)	(85,979)
Net increase (decrease) in net assets resulting from capital share transactions	(93,626)	62,964	173,841
Net increase (decrease) in net assets	(14,740)	203,105	226,027
Net assets at beginning of year	1,166,241	963,136	737,109
Net assets at end of year	$1,151,501	$1,166,241	$963,136

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$78,886	$140,141	$52,186
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,712	1,395	1,524
Net accretion of discount on investments	(11,661)	(10,547)	(7,966)
Paid-in-kind interest	(13,386)	(7,200)	(5,829)
Net realized (gain) loss on investments and non-investment assets and liabilities	753	(10,686)	7,040
Net change in unrealized (appreciation) depreciation on investments	48,021	(20,958)	23,512
Net change in unrealized currency (gains) losses on non-investment asset and liabilities	(8,551)	(5,469)	3,653
Cost of investments purchased and change in payable for investments purchased	(530,777)	(710,576)	(696,100)
Proceeds from sales and repayments of investments and change in receivable for investments sold	489,606	497,610	244,617
Changes in operating assets:
Interest receivable	2,762	(11,774)	172
Prepaid expenses and other assets	(2,038)	(713)	(346)
Changes in operating liabilities:
Due to Investment Adviser	(448)	(38)	(30)
Interest and credit facility fees payable	7,983	106	1,245
Management and incentive fee payable	(60)	326	2,533
Administrative service fees payable	615	179	27
Other accrued expenses and liabilities	497	640	297
Net cash provided by (used in) operating activities	63,914	(137,564)	(373,465)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of change in receivable for issuance of common stock and common stock received in advance	122,225	163,116	259,820
Repurchase of common stock	(81,649)	—	—
Borrowings on Credit Facilities	394,733	445,420	702,597
Repayments of Credit Facilities	(370,748)	(354,096)	(475,381)
Dividends paid in cash	(118,841)	(98,440)	(79,488)
Debt issuance costs paid	(1,712)	(2,815)	(2,803)
Net cash provided by (used in) financing activities	(55,992)	153,185	404,745
Net increase (decrease) in cash, cash equivalents and restricted cash	7,922	15,621	31,280
Cash, cash equivalents and restricted cash, beginning of year	65,838	50,217	18,937
Cash, cash equivalents and restricted cash, end of year	$73,760	$65,838	$50,217
Supplemental disclosures:
Interest, including credit facility fees, paid during the year	$31,433	$24,642	$21,675
Taxes, including excise tax, paid during year	$—	$—	$—
Dividends declared during the year	$121,845	$102,036	$85,979
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (84.0% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$19,826	$19,300	$19,141	1.66%
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	6.25%	10.67%	12/17/2020	12/17/2026	17,099	16,818	16,899	1.47
Airnov, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/20/2019	12/19/2025	25,253	25,031	25,094	2.18
Allied Universal Holdco LLC	^	(2)(3)(13)	Business Services	LIBOR	3.75%	8.17%	2/17/2021	5/14/2028	493	494	467	0.04
Alpine Acquisition Corp II	^+	(2)(3)(6)(13)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	20,889	20,467	19,988	1.74
American Physician Partners, LLC	+#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	1/7/2019	8/5/2022	41,107	41,107	35,486	3.08
American Physician Partners, LLC	^	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	12/16/2022	2/15/2023	838	801	788	0.07
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2018	6/22/2024	27,226	27,083	26,552	2.31
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	LIBOR	5.75%	10.52%	12/29/2020	12/29/2026	533	524	531	0.06
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2021	5/6/2027	44,333	43,605	42,519	3.69
Apptio, Inc.	^+#	(2)(3)(6)	Software	LIBOR	6.00%	9.94%	1/10/2019	1/10/2025	36,961	36,660	36,961	3.21
Ascend Buyer, LLC	#	(2)(3)(6)(13)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	12,497	12,264	12,255	1.06
Associations, Inc.	^#	(2)(3)(6)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	12,851	12,751	12,448	1.08
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(7)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	1,445	1,398	1,398	0.12
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	LIBOR	6.00%	10.32%	12/24/2019	12/24/2026	36,469	35,892	34,463	2.99
Avalara, Inc.	+#	(2)(3)(6)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	13,500	13,139	13,051	1.13
Barnes & Noble, Inc.	+#	(2)(3)(10)(13)	Retail	SOFR	8.31%	12.73%	8/7/2019	12/20/2026	27,848	27,105	26,771	2.32
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(7)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.46%	8/8/2022	8/8/2028	12,794	12,503	12,367	1.08
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2019	9/30/2026	29,057	28,625	28,534	2.48
Bradyifs Holdings, LLC	#	(2)(3)(6)(13)	Wholesale	SOFR	6.25%	10.83%	2/21/2020	11/22/2025	19,437	19,190	19,215	1.67

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(7)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	11.38%	10/20/2021	10/20/2028	€5,189	$5,815	$5,505	0.48%
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(7)	Consumer Goods: Non-Durable	LIBOR	6.25%	8.38%	10/20/2021	10/20/2028	€—	—	(40)	—
Celerion Buyer, Inc.	#	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	$1,576	1,528	1,527	0.13
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.00%	9.77%	5/1/2019	5/1/2025	38,764	38,396	38,488	3.34
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7)(13)	Software	SOFR	4.50%	8.57%	8/30/2018	8/30/2024	14,231	14,195	14,019	1.22
CircusTrix Holdings, LLC	^+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	2/2/2018	1/16/2024	10,555	10,531	10,476	0.91
CircusTrix Holdings, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	1/8/2021	7/16/2023	557	500	557	0.05
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2018	6/18/2024	42,400	42,137	40,944	3.56
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(7)	Software	SOFR	5.50%	9.17%	7/2/2019	7/2/2026	55,639	54,975	55,065	4.78
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	SOFR	7.50%	11.06%	9/3/2020	7/2/2026	1,860	1,823	1,848	0.16
CPI Intermediate Holdings, Inc.	#	(2)(3)(6)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	3,872	3,790	3,776	0.33
CST Holding Company	#	(2)(3)(6)(13)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	2,516	2,436	2,434	0.21
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	3/11/2021	4/3/2028	12,104	11,966	11,458	1.00
Denali Midco 2, LLC	#	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	7,696	7,411	7,317	0.64
Dermatology Associates	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	10.80%	2/15/2018	3/31/2023	9,126	9,126	9,117	0.79
Dermatology Associates	^	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	11.40% (100% PIK)	12.77%	2/15/2018	3/31/2023	10,096	6,106	7,176	0.62
Diligent Corporation	^	(2)(3)(6)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2020	8/4/2025	659	647	630	0.05
Dwyer Instruments, Inc.	#	(2)(3)(6)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	13,765	13,535	13,536	1.19
Eliassen Group, LLC	^+	(2)(3)(6)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	20,956	20,628	20,673	1.80
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	14,107	13,847	13,540	1.18
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2021	4/19/2028	922	906	877	0.08
Excel Fitness Holdings, Inc.	^+	(2)(3)(6)(13)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	6,671	6,541	6,344	0.55

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Excel Fitness Holdings, Inc.	#	(2)(3)(13)	Leisure Products & Services	SOFR	5.75%	10.53%	8/11/2022	4/29/2029	$2,868	$2,785	$2,792	0.24%
Excelitas Technologies Corp.	^+#	(2)(3)(6)(13)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	6,348	6,214	6,092	0.53
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€2,551	2,567	2,633	0.23
FPG Intermediate Holdco, LLC	^	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	854	693	469	0.04
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	SOFR	7.00%	11.58%	3/1/2021	9/1/2028	32,796	32,065	31,504	2.74
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	80	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	12.16%	2/28/2022	2/28/2029	£7,338	9,550	8,672	0.75
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(7)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.18%	2/28/2022	2/28/2029	£1,790	2,048	2,087	0.18
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	LIBOR	5.25%	9.95%	12/13/2017	12/13/2024	10,846	10,809	10,774	0.94
Heartland Home Services, Inc.	#	(2)(3)(6)	Consumer Services	LIBOR	5.75%	10.10%	2/10/2022	12/15/2026	3,863	3,821	3,773	0.33
Heartland Home Services, Inc.	+#	(2)(3)(6)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2020	12/15/2026	31,614	31,148	31,283	2.72
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.50%	10.67%	12/14/2020	12/14/2026	18,497	18,136	17,818	1.55
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	17,155	16,831	16,131	1.40
HS Spa Holdings Inc.	^+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,605	8,422	8,336	0.72
iCIMS, Inc.	^+#	(2)(3)(6)	Software	SOFR	7.25%	11.52%	8/18/2022	8/18/2028	25,719	25,251	24,443	2.12
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(7)	Leisure Products & Services	LIBOR	9.00%	10.95%	5/28/2021	5/28/2027	€33,000	39,215	34,707	3.01
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Diversified Financial Services	LIBOR	6.05%	9.95%	1/15/2020	8/27/2025	24,351	24,155	23,538	2.04
Integrity Marketing Acquisition, LLC	#	(2)(3)	Diversified Financial Services	LIBOR	6.05%	10.57%	8/7/2020	8/27/2025	7,833	7,782	7,551	0.66
IQN Holding Corp.	^+	(2)(3)(6)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029	6,823	6,749	6,699	0.58
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027	16,521	16,181	15,325	1.33
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/3/2019	7/1/2026	25,051	24,770	24,788	2.15
Kaseya, Inc.	+	(2)(3)(6)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029	35,453	34,725	34,324	2.98

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.75%	10.16%	10/18/2019	10/18/2026	$51,929	$51,315	$48,694	4.23%
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,875	9,710	8,927	0.78
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	4.50%	8.35%	6/3/2019	6/3/2024	2,034	2,022	2,034	0.18
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027	41,295	40,564	38,736	3.36
Material Holdings, LLC	#	(2)(3)(6)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027	15,982	15,701	15,202	1.32
Maverick Acquisition, Inc.	^+#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027	43,522	42,846	36,159	3.14
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027	14,450	14,185	14,154	1.23
NEFCO Holding Company LLC	+#	(2)(3)(6)(13)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028	11,051	10,777	10,769	0.94
North Haven Fairway Buyer, LLC	^+#	(2)(3)(6)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028	11,530	10,959	11,098	0.96
North Haven Stallone Buyer, LLC	^	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027	—	(4)	(4)	—
Oak Purchaser, Inc.	^+	(2)(3)(6)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	5,851	5,779	5,663	0.49
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	10.73%	7/12/2021	7/12/2027	6,444	6,342	6,276	0.55
PF Atlantic Holdco 2, LLC	#	(2)(3)(6)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027	29,515	28,852	28,819	2.50
PF Growth Partners, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.48%	7/1/2019	7/11/2025	7,957	7,900	7,902	0.69
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029	7,481	6,733	6,013	0.52
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(7)	Software	LIBOR	6.50%	10.67%	2/1/2021	2/1/2026	14,618	14,361	14,618	1.27
PXO Holdings I Corp.	^+	(2)(3)(6)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028	8,534	8,364	8,357	0.73
QNNECT, LLC	#	(2)(3)(6)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029	2,641	2,542	2,541	0.22
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	10.97%	11/19/2020	11/19/2026	15,582	15,344	14,768	1.28
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	10.95%	3/1/2021	3/1/2027	9,832	9,652	9,218	0.80
Radwell Parent, LLC	#	(2)(3)(6)(13)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029	4,651	4,503	4,501	0.39
Regency Entertainment, Inc.	+	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	11.13%	5/22/2020	10/22/2025	40,000	39,529	39,520	3.43
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2019	5/22/2025	19,374	19,203	19,374	1.68
RSC Acquisition, Inc.	+#	(2)(3)(6)(13)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2019	11/1/2026	33,554	33,136	31,983	2.78
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	LIBOR	5.25%	9.80%	11/20/2018	11/20/2025	28,051	27,771	27,341	2.37
SCP Eye Care HoldCo, LLC	^	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029	122	117	118	0.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount		Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Smarsh Inc.	^+	(2)(3)(6)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		$3,673	$3,596	$3,493	0.30%
SPay, Inc.	^+	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	13.73%	6/15/2018	6/17/2024		24,292	24,176	21,332	1.85
Speedstar Holding, LLC	+#	(2)(3)	Automotive	LIBOR	7.00%	11.73%	1/22/2021	1/22/2027		26,694	26,305	26,510	2.30
Spotless Brands, LLC	+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028		33,832	33,179	32,779	2.85
Tank Holding Corp.	^+	(2)(3)(6)(13)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2022	3/31/2028		19,009	18,655	18,486	1.61
TCFI Aevex LLC	+#	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2020	3/18/2026		28,558	28,217	26,099	2.27
The Carlstar Group LLC	#	(2)(3)(6)(13)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		14,446	14,087	14,210	1.23
Trader Corporation (Canada)	+#	(2)(3)(6)(7)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	1,208	864	869	0.08
Trafigura Trading LLC	^	(2)(3)(6)(12)(13)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		8,250	8,076	8,185	0.71
Tufin Software North America, Inc.	^+#	(2)(3)(6)(13)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028		27,040	26,502	26,162	2.27
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	LIBOR	6.00%	11.15%	12/2/2019	12/2/2025		41,997	41,404	41,211	3.58
U.S. Legal Support, Inc.	^+	(2)(3)(6)(13)	Business Services	SOFR	5.75%	10.33%	11/30/2018	11/30/2024		21,790	21,629	21,379	1.86
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage & Food	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026		€18,495	19,778	20,045	1.74
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026		€3,384	3,826	3,858	0.34
US INFRA SVCS Buyer, LLC	+#	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2020	4/13/2026		56,693	56,016	53,796	4.67
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027		990	973	941	0.08
USR Parent Inc.	+	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027		4,222	4,185	4,025	0.35
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2018	9/13/2024		27,918	27,759	27,326	2.37
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.79%	7/1/2021	9/13/2024		4,957	4,882	4,852	0.42
Wineshipping.com LLC	#	(2)(3)(6)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027		14,617	14,322	13,212	1.15
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027		444	437	427	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.00%	9.53%	9/30/2020	11/1/2025		9,802	9,591	9,783	0.85
First Lien Debt Total											$1,802,253	$1,755,773	152.48%
Second Lien Debt (12.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028		$7,587	$7,451	$7,398	0.64%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2020	1/17/2028	$30,327	$29,841	$31,237	2.71%
Aimbridge Acquisition Co., Inc.	+	(2)	Leisure Products & Services	LIBOR	7.50%	11.62%	2/1/2019	2/1/2027	21,047	20,713	19,024	1.65
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029	38,180	37,263	36,639	3.18
AQA Acquisition Holdings, Inc.	+	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	5/14/2021	3/3/2029	5,538	5,422	5,271	0.46
Blackbird Purchaser, Inc.	^+	(2)(3)(6)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	9,194	8,991	8,490	0.74
Brave Parent Holdings, Inc.	+	(2)	Software	LIBOR	7.50%	11.88%	10/3/2018	4/19/2026	18,197	17,978	17,504	1.52
Drilling Info Holdings, Inc.	^	(2)	Energy: Oil & Gas	LIBOR	8.25%	12.64%	2/11/2020	7/30/2026	18,600	18,283	18,740	1.63
Jazz Acquisition, Inc.	+	(2)	Aerospace & Defense	LIBOR	8.00%	12.38%	6/13/2019	6/18/2027	23,450	23,227	21,875	1.90
Outcomes Group Holdings, Inc.	#	(2)	Business Services	LIBOR	7.50%	12.23%	10/23/2018	10/26/2026	1,731	1,728	1,690	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	11.91%	10/28/2020	10/28/2028	14,089	13,772	13,874	1.20
Peraton Corp.	+	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.09%	2/24/2021	2/1/2029	11,941	11,790	11,550	1.00
Quartz Holding Company	+	(2)	Software	LIBOR	8.00%	12.38%	4/2/2019	4/2/2027	11,900	11,754	11,420	0.99
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	11.74%	3/12/2020	3/12/2028	£20,000	24,831	22,281	1.93
TruGreen Limited Partnership	+	(2)(3)	Consumer Services	LIBOR	8.50%	13.43%	11/16/2020	11/2/2028	13,000	12,794	11,120	0.97
World 50, Inc.	#	(11)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,660	22,821	1.97
Second Lien Debt Total										$269,498	$260,934	22.66%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)			Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (3.5% of fair value)
ANLG Holdings, LLC	^		(8)	Capital Equipment	6/22/2018	592	$592	$675	0.06%
Appriss Health, LLC	^		(8)	Healthcare & Pharmaceuticals	5/6/2021	1	500	482	0.04
Atlas Ontario LP (Canada)	^		(7)(8)	Business Services	4/7/2021	5,114	5,114	5,114	0.44
Avenu Holdings, LLC	^		(8)	Sovereign & Public Finance	9/28/2018	172	104	545	0.05
Blackbird Holdco, Inc.	^		(8)	Capital Equipment	12/14/2021	7	7,206	6,807	0.59
Buckeye Parent, LLC	^		(8)	Automotive	12/22/2021	442	442	288	0.03
Chartis Holding, LLC	^		(8)	Business Services	5/1/2019	433	428	595	0.05
Cority Software Inc. (Canada)	^		(7)(8)	Software	7/2/2019	250	250	641	0.06
ECP Parent, LLC	^		(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^		(8)	Beverage & Food	10/29/2021	4	351	249	0.02
Integrity Marketing Group, LLC	^		(8)	Diversified Financial Services	12/21/2021	16,705	16,472	16,597	1.44
K2 Insurance Services, LLC	^		(8)	Diversified Financial Services	7/3/2019	433	306	867	0.08
NearU Holdings LLC	^		(8)	Consumer Services	8/16/2022	25	2,470	2,470	0.21
NEFCO Holding Company LLC	^		(8)	Construction & Building	8/5/2022	1	628	628	0.05
North Haven Goldfinch Topco, LLC	^		(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,300	0.11
Pascal Ultimate Holdings, L.P	^		(8)	Capital Equipment	7/21/2021	36	364	850	0.07
Picard Parent, Inc.	^		(8)	High Tech Industries	9/30/2022	9	8,526	8,520	0.74
Profile Holdings I, LP	^		(8)	Chemicals, Plastics & Rubber	3/8/2022	3	262	336	0.03
Sinch AB (Sweden)	^		(7)(8)	High Tech Industries	3/26/2019	104	1,168	382	0.03
Talon MidCo 1 Limited	^	^	(8)	Software	8/17/2022	145,632	1,456	1,611	0.14
Tank Holding Corp.	^	^	(8)	Capital Equipment	3/26/2019	850	—	2,687	0.23
Titan DI Preferred Holdings, Inc.	^		(8)	Energy: Oil & Gas	2/11/2020	14,666	14,439	14,263	1.24
Turbo Buyer, Inc.	^		(8)	Automotive	12/2/2019	1,925	933	2,307	0.20
U.S. Legal Support Investment Holdings, LLC	^		(8)	Business Services	11/30/2018	641	641	551	0.05
Unifrutti Financing PLC (Cyprus)	^		(7)(8)	Beverage & Food	10/22/2020	2	€2,131	2,816	0.24
Unifrutti Financing PLC (Cyprus)	^		(7)(8)	Beverage & Food	10/22/2020	1	€532	1,227	0.11
W50 Parent LLC	^		(8)	Business Services	1/10/2020	500	190	698	0.06
Zenith American Holding, Inc.	^		(8)	Business Services	12/13/2017	439	213	368	0.03
Equity Investments Total							$68,033	$74,164	6.44%
Total investments—non-controlled/non-affiliated							$2,139,784	$2,090,871	181.58%
Total investments							$2,139,784	$2,090,871	181.58%
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
As of December 31, 2022
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
# Denotes that all or a portion of the assets are owned by the Company's wholly-owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the "SPV2 Credit Facility,” and together with the Subscription Facility and the SPV Credit Facility, the "Credit Facilities"). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
(1)     Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for all LIBOR loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, the 90-day SOFR at 4.59%, and the daily SONIA at 3.43%.
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
(6)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$598	$(15)
ADPD Holdings, LLC	Delayed Draw	0.50	2,166	(53)
ADPD Holdings, LLC	Delayed Draw	0.50	3,902	(96)
ADPD Holdings, LLC	Revolver	0.50	1,243	(31)
Advanced Web Technologies Holding Company	Revolver	0.50	1,708	(17)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,000	(10)
Airnov, Inc.	Revolver	0.50	2,292	(13)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(128)
American Physician Partners, LLC	Delayed Draw	1.00	1,673	(33)
Analogic Corporation	Revolver	0.50	294	(7)
Applied Technical Services, LLC	Revolver	0.50	37	—
Appriss Health, LLC	Revolver	0.50	2,963	(114)
Apptio, Inc.	Revolver	0.50	947	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(23)
Associations, Inc.	Revolver	0.50	723	(21)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	(4)
Avalara, Inc.	Revolver	0.50	1,350	(41)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(176)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50%	$1,619	$(45)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	958	(27)
Bradyifs Holdings, LLC	Revolver	0.50	2,539	(26)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	—
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	—
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(6)
Celerion Buyer, Inc.	Revolver	0.50	125	(3)
Chartis Holding, LLC	Revolver	0.50	2,401	(16)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(13)
Comar Holding Company, LLC	Revolver	0.50	1,467	(49)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(29)
CPI Intermediate Holdings, Inc.	Delayed Draw	—	927	(19)
CST Holding Company	Revolver	0.50	212	(6)
DCA Investment Holding LLC	Delayed Draw	1.00	111	(6)
Denali Midco 2, LLC	Delayed Draw	1.00	2,286	(87)
Diligent Corporation	Revolver	0.50	33	(1)
Dwyer Instruments, Inc.	Revolver	0.50	994	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Revolver	0.50	320	(12)
Excelitas Technologies Corp.	Delayed Draw	0.50	303	(11)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(347)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(54)
Greenhouse Software, Inc.	Revolver	0.50	733	(27)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,043	(19)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(7)
Heartland Home Services, Inc.	Delayed Draw	0.75	1,259	(22)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(27)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Delayed Draw	—	6,831	(249)
iCIMS, Inc.	Revolver	0.50	2,449	(89)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
IQN Holding Corp.	Revolver	0.50%	$489	$(8)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(201)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(22)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Revolver	0.50	992	(54)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)
Material Holdings, LLC	Delayed Draw	—	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(22)
Medical Manufacturing Technologies, LLC	Revolver	0.50	723	(14)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	413	(8)
NEFCO Holding Company LLC	Revolver	0.50	1,527	(30)
NEFCO Holding Company LLC	Delayed Draw	1.00	760	(15)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,106	(22)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	82	(1)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	11,162	(201)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,269	(23)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200	(4)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,623	(38)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(48)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	—
PXO Holdings I Corp.	Delayed Draw	1.00	443	(8)
PXO Holdings I Corp.	Revolver	0.50	657	(12)
QNNECT, LLC	Delayed Draw	1.00	693	(21)
Quantic Electronics, LLC	Revolver	0.50	276	(14)
Quantic Electronics, LLC	Delayed Draw	1.00	2,126	(109)
Radwell Parent, LLC	Revolver	0.38	349	(10)
RSC Acquisition, Inc.	Revolver	0.50	1,096	(50)
Sapphire Convention, Inc.	Revolver	0.50	4,188	(92)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	39	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50	17	—
Smarsh Inc.	Delayed Draw	1.00	408	(17)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
Smarsh Inc.	Revolver	0.50%		$204	$(9)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		690	(18)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	91	(3)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Delayed Draw	—		115	(4)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(38)
U.S. Legal Support, Inc.	Revolver	0.50		638	(12)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(127)
Wineshipping.com LLC	Revolver	0.50		1,509	(120)
Total unfunded commitments				$159,074	$(4,353)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2022, the aggregate fair value of these securities is $74,164, or 6.44% of the Company’s net assets.
(9)Loan was on non-accrual status as of December 31, 2022.
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
(12)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 12.89%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(13)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.

As of December 31, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,802,253	$1,755,773	84.0%
Second Lien Debt	269,498	260,934	12.5
Equity Investments	68,033	74,164	3.5
Total	$2,139,784	$2,090,871	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,024,487	$1,969,983	97.7%
Fixed Rate	47,264	46,724	2.3
Total	$2,071,751	$2,016,707	100.0%
The industry composition of investments at fair value as of December 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$173,169	$162,374	7.8%
Automotive	113,988	114,594	5.5
Beverage & Food	106,335	102,424	4.9
Business Services	203,998	200,407	9.6
Capital Equipment	91,940	92,821	4.4
Chemicals, Plastics & Rubber	79,503	78,451	3.8
Construction & Building	52,781	52,379	2.5
Consumer Goods: Durable	437	427	—
Consumer Goods: Non-Durable	8,251	7,899	0.4
Consumer Services	139,784	137,565	6.6
Containers, Packaging & Glass	100,587	98,526	4.7
Diversified Financial Services	150,561	148,508	7.1
Energy: Oil & Gas	32,722	33,003	1.6
Environmental Industries	74,152	71,614	3.4
Healthcare & Pharmaceuticals	173,512	166,460	8.0
High Tech Industries	63,742	62,262	3.0
Leisure Products & Services	141,213	131,953	6.3
Media: Diversified & Production	39,529	39,520	1.9
Metals & Mining	8,076	8,185	0.4
Retail	31,290	30,796	1.5
Software	276,758	273,752	13.1
Sovereign & Public Finance	182	623	—
Telecommunications	32,208	31,747	1.5
Transportation: Cargo	20,467	19,988	0.9
Utilities: Electric	906	877	—
Wholesale	23,693	23,716	1.1
Total	$2,139,784	$2,090,871	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,398	$1,398	0.1%
Canada	111,536	111,939	5.4
Cyprus	26,267	27,946	1.3
Italy	5,815	5,465	0.3
Luxembourg	75,107	69,170	3.3
Sweden	1,168	382	—
United Kingdom	66,270	64,277	3.1
United States	1,852,223	1,810,294	86.5
Total	$2,139,784	$2,090,871	100.0%

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Cobblestone Intermediate Holdco LLC	#	(2)(3)	Consumer Services	LIBOR	5.50%	6.25%	1/29/2020	1/29/2026	$723	$718	$712	0.06%
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	6.75%	6/18/2018	6/18/2024	41,358	40,925	40,472	3.47
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(6)	Software	LIBOR	5.00%	6.00%	7/2/2019	7/2/2026	56,209	55,372	56,180	4.82
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	LIBOR	7.00%	8.00%	9/3/2020	7/2/2026	1,879	1,833	1,902	0.16
DCA Investment Holding, LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	6.25%	7.00%	3/11/2021	3/12/2027	10,841	10,678	10,777	0.92
Derm Growth Partners III, LLC	^	(2)(3)(9)	Healthcare & Pharmaceuticals	LIBOR	6.25%	7.25%	2/15/2018	5/31/2022	16,140	14,730	10,836	0.93
Designer Brands Inc.	+#	(2)(3)(7)	Retail	LIBOR	8.50%	9.75%	8/7/2020	8/7/2025	34,090	33,436	33,691	2.88
Diligent Corporation	^	(2)(3)(6)	Telecommunications	LIBOR	6.25%	7.25%	8/4/2020	8/4/2025	603	587	616	0.05
DTI Holdco, Inc.	#	(2)(3)	High Tech Industries	LIBOR	4.75%	5.75%	12/18/2018	9/30/2023	1,934	1,883	1,907	0.16
Dwyer Instruments, Inc	#	(2)(3)(6)	Capital Equipment	LIBOR	5.50%	6.25%	7/21/2021	7/21/2027	12,463	12,206	12,427	1.07
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	9/14/2021	9/14/2027	14,249	13,943	13,923	1.19
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	6.75%	4/19/2021	4/19/2028	887	869	879	0.08
Ethos Veterinary Health LLC	+#	(2)(3)	Consumer Services	LIBOR	4.75%	4.85%	5/17/2019	5/15/2026	10,720	10,652	10,720	0.92
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	LIBOR	6.50%	7.50%	3/1/2021	3/1/2027	15,196	14,858	14,870	1.28
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	LIBOR	5.25%	6.25%	12/13/2017	12/13/2024	11,487	11,425	11,365	0.97
Heartland Home Services, Inc	+#	(2)(3)(6)	Consumer Services	LIBOR	6.00%	7.00%	12/15/2020	12/15/2026	30,096	29,538	30,233	2.59
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.50%	7.50%	12/14/2020	12/14/2026	18,453	18,012	18,865	1.62
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.50%	6.50%	11/15/2021	11/15/2028	16,479	16,108	16,101	1.38
iCIMS, Inc.	+#	(2)(3)	Software	LIBOR	6.50%	7.50%	9/12/2018	9/12/2024	29,019	28,693	29,019	2.49
Individual FoodService Holdings, LLC	#	(2)(3)(6)	Wholesale	LIBOR	6.25%	7.25%	2/21/2020	11/22/2025	18,952	18,623	18,958	1.63
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(3)(7)	Hotel, Gaming & Leisure	LIBOR	9.00%	9.00%	5/28/2021	5/28/2027	€33,000	39,110	36,537	3.13
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	1/15/2020	8/27/2025	24,601	24,345	24,476	2.10
Integrity Marketing Acquisition, LLC	#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	8/7/2020	8/27/2025	7,913	7,844	7,832	0.67
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	LIBOR	5.75%	6.75%	12/22/2021	12/22/2027	15,000	14,602	14,602	1.25
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.00%	6.00%	7/3/2019	7/1/2026	25,305	25,010	25,261	2.17
Kaseya, Inc.	^+#	(2)(3)(6)	High Tech Industries	LIBOR	5.50%, 1.00% PIK	7.50%	5/3/2019	5/3/2025	28,064	27,705	27,886	2.39

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.75%	6.75%	10/18/2019	10/18/2026	$52,420	$51,662	$48,069	4.12%
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	LIBOR	5.75%	6.50%	7/28/2021	7/28/2028	9,975	9,785	9,816	0.84
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	4.50%	5.50%	6/3/2019	6/3/2024	1,490	1,474	1,229	0.11
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	6.25%	7.25%	6/10/2021	6/10/2027	41,227	40,357	40,056	3.43
Material Holdings, LLC	#	(2)(3)(6)	Business Services	LIBOR	5.75%	6.50%	8/19/2021	8/19/2027	14,886	14,552	14,692	1.26
Maverick Acquisition, Inc.	^+#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.00%	7.00%	6/1/2021	6/1/2027	43,942	43,025	42,869	3.68
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.00%	7.00%	12/23/2021	12/23/2027	10,640	10,327	10,327	0.89
MMIT Holdings, LLC	#	(2)(3)(6)	High Tech Industries	LIBOR	6.25%	7.25%	9/15/2021	9/15/2027	11,087	10,858	10,853	0.93
NES Global Talent Finance US, LLC (United Kingdom)	+#	(2)(3)(7)	Energy: Oil & Gas	LIBOR	5.50%	6.50%	5/9/2018	5/11/2023	9,688	9,634	9,424	0.81
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	7.00%	7/12/2021	7/12/2027	7,182	7,048	7,083	0.61
PF Atlantic Holdco 2, LLC	^#	(2)(3)(6)	Hotel, Gaming & Leisure	LIBOR	6.00%	7.00%	11/12/2021	11/12/2027	27,723	26,941	26,923	2.31
PF Growth Partners, LLC	+	(2)(3)	Hotel, Gaming & Leisure	LIBOR	5.50%	6.50%	7/1/2019	7/11/2025	8,039	7,962	7,922	0.68
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(6)	Software	LIBOR	6.50%	7.50%	2/1/2021	2/1/2026	14,618	14,313	14,791	1.27
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	7.25%	11/19/2020	11/19/2026	14,625	14,333	14,418	1.24
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	7.25%	3/1/2021	3/1/2027	8,882	8,663	8,727	0.75
Redwood Services Group, LLC	+#	(2)(3)	High Tech Industries	LIBOR	6.00%	7.00%	11/13/2018	6/6/2024	40,864	40,370	40,863	3.50
Regency Entertainment, Inc.	+#	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	7.75%	5/22/2020	10/22/2025	70,000	68,949	68,832	5.90
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Banking, Finance, Insurance & Real Estate	LIBOR	5.75%	6.75%	5/22/2019	5/22/2025	19,574	19,337	19,574	1.68
RSC Acquisition, Inc.	+#	(2)(3)(6)	Banking, Finance, Insurance & Real Estate	LIBOR	5.50%	6.25%	11/1/2019	11/1/2026	34,486	33,970	34,622	2.97
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	LIBOR	6.25%	7.25%	11/20/2018	11/20/2025	29,906	29,528	25,528	2.19
SPay, Inc.	^+	(2)(3)	Hotel, Gaming & Leisure	LIBOR	2.30%, 6.95% PIK	10.25%	6/15/2018	6/17/2024	23,005	22,809	20,218	1.73
Speedstar Holding, LLC	+#	(2)(3)(6)	Automotive	LIBOR	7.00%	8.00%	1/22/2021	1/22/2027	27,225	26,687	27,536	2.36
TCFI Aevex LLC	+#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.00%	7.00%	3/18/2020	3/18/2026	28,867	28,414	24,601	2.11
The Leaders Romans Bidco Limited (United Kingdom) Term Loan B	+	(2)(3)(7)	Banking, Finance, Insurance & Real Estate	SONIA	6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£21,299	26,332	28,830	2.47

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
The Leaders Romans Bidco Limited (United Kingdom) Term Loan C	+	(2)(3)(7)(6)	Banking, Finance, Insurance & Real Estate	SONIA	6.25%, 2.50% PIK	9.50%	7/23/2019	6/30/2024	£6,164	$7,778	$9,848	0.84%
Trafigura Trading LLC	^	(2)(3)(6)(12)	Metals & Mining	LIBOR	8.40%	8.75%	7/26/2021	7/18/2022	$2,236	2,234	2,086	0.18
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	LIBOR	6.00%	7.00%	12/2/2019	12/2/2025	42,428	41,652	41,537	3.56
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage, Food & Tobacco	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,536	19,701	21,473	1.84
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage, Food & Tobacco	FIXED	11.00% PIK	11.00%	10/22/2020	9/15/2026	€3,036	3,439	3,559	0.31
US INFRA SVCS Buyer, LLC	+#	(2)(3)(6)	Environmental Industries	LIBOR	6.50%	7.50%	4/13/2020	4/13/2026	58,708	57,673	57,068	4.89
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	7.00%	10/19/2021	10/19/2027	1,000	981	980	0.08
USLS Acquisition, Inc.	^+	(2)(3)(6)	Business Services	LIBOR	5.50%	6.50%	11/30/2018	11/30/2024	21,513	21,271	21,263	1.82
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	5.75%	6.75%	9/13/2018	9/13/2024	27,920	27,673	27,661	2.37
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.25%	7.25%	7/1/2021	9/13/2024	4,958	4,865	4,929	0.42
Wineshipping.com LLC	#	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	5.75%	6.75%	10/29/2021	10/29/2027	14,459	14,110	14,111	1.21
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	6.75%	9/13/2021	9/13/2027	449	440	440	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.25%	6.25%	9/30/2020	11/1/2025	9,903	9,650	9,903	0.85
First Lien Debt Total										$1,683,550	$1,674,715	143.60%
Second Lien Debt (16.3% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$6,590	$6,432	$6,425	0.55%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	9.25%	1/17/2020	1/17/2028	30,327	29,771	31,464	2.69
Aimbridge Acquisition Co., Inc.	+	(2)(3)	Hotel, Gaming & Leisure	LIBOR	7.50%	7.60%	2/1/2019	2/1/2027	21,047	20,647	19,600	1.68
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	8.25%	8/10/2021	8/10/2029	38,180	37,168	38,394	3.29
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	LIBOR	7.50%	8.00%	5/14/2021	3/3/2029	5,538	5,409	5,543	0.48
Blackbird Purchaser, Inc.	^	(2)(3)(6)	Capital Equipment	LIBOR	7.50%	8.25%	12/14/2021	4/8/2027	9,195	8,949	8,949	0.77
Brave Parent Holdings, Inc.	+	(2)(3)	Software	LIBOR	7.50%	7.60%	10/3/2018	4/19/2026	18,197	17,923	18,197	1.56

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Drilling Info Holdings, Inc.	^	(2)(3)	Energy: Oil & Gas	LIBOR	8.25%	8.35%	2/11/2020	7/30/2026	$18,600	$18,212	$18,786	1.61%
Jazz Acquisition, Inc.	+	(2)(3)	Aerospace & Defense	LIBOR	8.00%	8.10%	6/13/2019	6/18/2027	23,450	23,188	20,826	1.79
Outcomes Group Holdings, Inc.	#	(2)(3)	Business Services	LIBOR	7.50%	7.85%	10/23/2018	10/26/2026	1,731	1,728	1,731	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	8.50%	10/28/2020	10/28/2028	13,806	13,446	13,806	1.18
Peraton Corp.	^	(2)(3)	Aerospace & Defense	LIBOR	7.75%	8.50%	2/24/2021	2/1/2029	12,300	12,126	12,345	1.06
Quartz Holding Company	+	(2)(3)	Software	LIBOR	8.00%	8.10%	4/2/2019	4/2/2027	11,900	11,728	11,900	1.02
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(3)(7)	Beverage, Food & Tobacco	SONIA	8.50%	8.60%	3/12/2020	3/12/2028	£20,000	24,787	22,263	1.91
Tank Holding Corp.	+#	(2)(3)	Capital Equipment	LIBOR	8.25%	8.35%	3/26/2019	3/26/2027	41,479	40,905	41,894	3.59
TruGreen Limited Partnership	^	(2)(3)	Consumer Services	LIBOR	8.50%	9.25%	11/16/2020	11/2/2028	13,000	12,769	13,260	1.14
World 50, Inc.	#	(11)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,595	23,827	2.04
WP CPP Holdings, LLC	+	(2)(3)	Aerospace & Defense	LIBOR	7.75%	8.75%	7/18/2019	4/30/2026	29,500	29,293	28,689	2.46
Second Lien Debt Total										$338,076	$337,899	28.97%

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)
# Denotes that all or a portion of the assets are owned by the Company's wholly-owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the "SPV2 Credit Facility,” and together with the Subscription Facility and the SPV Credit Facility, the "Credit Facilities"). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Diligent Corporation	Delayed Draw	1.00%	$110	$2
Diligent Corporation	Revolver	0.50	47	1
Dwyer Instruments, Inc	Delayed Draw	1.00	1,003	(3)
Dwyer Instruments, Inc	Revolver	0.50	411	(1)
Ellkay, LLC	Revolver	0.50	1,786	(37)
EPS Nass Parent, Inc.	Delayed Draw	1.00	85	(1)
EPS Nass Parent, Inc.	Revolver	0.50	25	—
Greenhouse Software, Inc.	Revolver	0.50	1,471	(29)
Harbour Benefit Holdings, Inc.	Revolver	0.50	813	(8)
Heartland Home Services, Inc	Delayed Draw	1.00	2,072	8
Heartland Home Services, Inc	Revolver	0.50	2,687	10
Hercules Borrower LLC	Revolver	0.50	2,160	43
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(48)
Individual FoodService Holdings, LLC	Delayed Draw	1.00	48	—
Individual FoodService Holdings, LLC	Delayed Draw	1.00	750	—
Individual FoodService Holdings, LLC	Revolver	0.50	2,426	—
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(67)
Jeg's Automotive, LLC	Revolver	0.50	1,667	(33)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(4)
Kaseya, Inc.	Delayed Draw	1.00	585	(3)
Kaseya, Inc.	Revolver	0.50	1,542	(9)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	1,140	(113)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(116)
LVF Holdings, Inc.	Revolver	0.50	1,459	(36)
Material Holdings, LLC	Delayed Draw	—	1,916	(21)
Material Holdings, LLC	Revolver	1.00	806	(9)
Maverick Acquisition, Inc.	Delayed Draw	1.00	4,679	(101)
Maverick Acquisition, Inc.	Delayed Draw	1.00	1,290	(28)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	4,132	(83)
Medical Manufacturing Technologies, LLC	Revolver	0.50	930	(19)
MMIT Holdings, LLC	Revolver	0.50	857	(17)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	2,759	(55)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	9,517	(190)
Prophix Software Inc. (Canada)	Revolver	0.50	2,657	27
Quantic Electronics, LLC	Revolver	0.50	557	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	3,164	(41)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Quantic Electronics, LLC	Revolver	0.50%	$824	$(11)
RSC Acquisition, Inc.	Revolver	0.50	510	2
Sapphire Convention, Inc.	Revolver	0.50	2,560	(345)
Speedstar Holding, LLC	Delayed Draw	1.00	3,775	38
TCFI Aevex LLC	Delayed Draw	1.00	521	(75)
TCFI Aevex LLC	Delayed Draw	1.00	417	(60)
The Leaders Romans Bidco Limited (United Kingdom)	Delayed Draw	1.56	£1,902	399
Trafigura Trading LLC	Revolver	0.50	7,762	(133)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(43)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	9,972	(236)
US INFRA SVCS Buyer, LLC	Revolver	0.50	525	(12)
USLS Acquisition, Inc.	Revolver	0.50	1,134	(12)
Wineshipping.com LLC	Delayed Draw	1.00	1,986	(39)
Wineshipping.com LLC	Revolver	0.50	1,430	(28)
Total unfunded commitments			$136,365	$(1,679)
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,974,891	$1,963,755	97.6%
Fixed Rate	46,735	48,859	2.4
Total	$2,021,626	$2,012,614	100.0%
The industry composition of investments at fair value as of December 31, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$198,598	$193,755	9.4%
Automotive	97,762	100,697	4.9
Banking, Finance, Insurance & Real Estate	159,660	165,832	8.0
Beverage, Food & Tobacco	105,211	105,250	5.1
Business Services	170,503	169,058	8.1
Capital Equipment	96,247	98,418	4.8
Chemicals, Plastics & Rubber	70,687	71,964	3.5
Construction & Building	40,283	40,505	2.0
Consumer Goods: Durable	440	440	—
Consumer Goods: Non-Durable	5,303	5,158	0.2
Consumer Services	63,327	64,828	3.1
Containers, Packaging & Glass	95,875	96,154	4.6
Energy: Oil & Gas	40,433	41,179	2.0
Environmental Industries	75,685	75,933	3.7
Healthcare & Pharmaceuticals	162,197	159,660	7.7
High Tech Industries	108,765	111,545	5.4
Hotel, Gaming & Leisure	128,601	121,298	5.9
Media: Advertising, Printing & Publishing	—	—	—
Media: Diversified & Production	68,949	68,832	3.3
Metals & Mining	2,234	2,086	0.1
Retail	61,353	61,837	3.0
Software	231,462	231,302	11.1
Sovereign & Public Finance	37,793	38,371	1.9
Telecommunications	30,115	26,144	1.3
Transportation: Cargo	—	—	—
Utilities: Electric	869	879	—
Wholesale	18,623	18,958	0.9
Total	$2,070,975	$2,070,083	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$120,151	$122,340	5.9%
Cyprus	25,606	28,469	1.4
Italy	5,303	5,158	0.2
Jamaica	—	—	—
Luxembourg	75,252	69,729	3.4
United Kingdom	98,302	101,829	4.9
United States	1,746,361	1,742,558	84.2
Total	$2,070,975	$2,070,083	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
Carlyle Credit Solutions, Inc. (“CARS” or the “Company”) is a Maryland corporation formed on February 10, 2017 and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C., (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”) supported by financial sponsors. The Company invests primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
The Company invests primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
On September 11, 2017 ("Commencement"), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”).
Effective March 3, 2017 the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and the Company’s name was changed again to Carlyle Credit Solutions, Inc. on March 29, 2022.
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
Carlyle Credit Solutions SPV LLC (the “SPV,” formerly TCG BDC II SPV LLC) is a Delaware limited liability company that was formed on January 28, 2019. The SPV invests in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.
Carlyle Credit Solutions SPV 2 LLC (“SPV2,” formerly TCG BDC II SPV 2 LLC and collectively with the SPV, the “SPVs”) is a Delaware limited liability company that was formed on March 10, 2020. SPV2 is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.

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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2022 and 2021, the Company had restricted cash balances of $51,725 and $31,553, respectively, which represent amounts that are collected by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. As of December 31, 2022 and 2021, approximately $2,399 and $269, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2022 and 2021, the fair value of the loans in the portfolio with PIK provisions was $206,773 and $197,006, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company earned $10,937, $6,818 and $4,110 in PIK income, which is included in interest income in the accompanying Consolidated Statements of Operations. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2022, 2021 and 2020, the Company earned $6,994, $6,021 and $10,047, respectively, in other income, primarily from prepayment, amendment and underwriting fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2022 and 2021, the fair value of the loan in the portfolio on non-accrual status was $7,176 and $10,836, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2022 and 2021.
Credit Facilities — Related Costs, Expenses and Deferred Financing Costs
The Company, the SPV and SPV2 have each entered into a senior secured revolving credit facility (as amended, the “Subscription Facility,” which was terminated October 3, 2022, “SPV Credit Facility” and “SPV2 Credit Facility,” respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facilities. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.

In 2021, the Company separately presented deferred financing costs on the Consolidated Statements of Assets and Liabilities and credit facility fees on the Consolidated Statements of Operations. In 2022, these amounts are presented as a component of prepaid expenses and other assets and interest expense and credit facility fees on their respective statements. Prior periods have been conformed to the current presentation.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2022 and December 31, 2021, the Company incurred excise tax of $80 and $100, respectively. The Company did not incur excise tax for the year ended December 31, 2020.
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
Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
Recent Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04, 2021-01, and 2022-06 on its consolidated financial statements. The Company does not expect this guidance to impact its consolidated financial statements.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2022, 2021, and 2020.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2022 and 2021, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,755,773	$1,755,773
Second Lien Debt	—	—	260,934	260,934
Equity Investments	—	—	74,164	74,164
Total	$—	$—	$2,090,871	$2,090,871

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,674,715	$1,674,715
Second Lien Debt	—	—	337,899	337,899
Equity Investments	—	—	57,469	57,469
Total	$—	$—	$2,070,083	$2,070,083

    The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$1,674,715	$337,899	$57,469	$2,070,083
Purchases	524,543	1,281	17,955	543,779
Sales	(61,802)	(23,704)	—	(85,506)
Paydowns	(357,814)	(41,838)	(1,130)	(400,782)
Accretion of discount	10,244	1,298	119	11,661
Net realized gains (losses)	3,532	(5,615)	1,740	(343)
Net change in unrealized appreciation (depreciation)	(37,645)	(8,387)	(1,989)	(48,021)
Balance, end of year	$1,755,773	$260,934	$74,164	$2,090,871
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(31,037)	$(8,002)	$(661)	$(39,700)

	Financial Assets
	For the Year Ended December 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$1,523,542	$260,258	$27,735	$1,811,535
Purchases	591,907	96,098	29,591	717,596
Sales	(101,802)	(9,800)	(12,316)	(123,918)
Paydowns	(351,854)	(24,041)	(1,562)	(377,457)
Accretion of discount	9,459	1,064	24	10,547
Net realized gains (losses)	1,426	(127)	9,523	10,822
Net change in unrealized appreciation (depreciation)	2,037	14,447	4,474	20,958
Balance, end of year	$1,674,715	$337,899	$57,469	$2,070,083
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statement of Operations	$1,784	$14,174	$4,921	$20,879
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2022 and 2021:

	Fair Value as	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	of December 31, 2022			Low	High
Investments in First Lien Debt	$1,677,160	Discounted Cash Flow	Discount Rate	4.84%	17.96%	8.80%
	62,319	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.5%
	16,294	Income Approach	Discount Rate	9.03%	9.03%	9.03%
		Market Approach	Comparable Multiple	10.51x	10.51x	10.51x
Total First Lien Debt	1,755,773
Investments in Second Lien Debt	260,934	Discounted Cash Flow	Discount Rate	8.96%	13.33%	10.30%
Total Second Lien Debt	260,934
Investments in Equity	74,164	Income Approach	Discount Rate	7.22%	11.94%	9.45%
		Market Approach	Comparable Multiple	9.10x	17.24x	10.91x
Total Equity Investments	74,164
Total Level 3 Investments	$2,090,871

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$1,430,227	Discounted Cash Flow	Discount Rate	3.90%	13.99%	7.13%
	233,652	Consensus Pricing	Indicative Quotes	98.00%	100.00%	98.17%
Total First Lien Debt	10,836	Income Approach	Discount Rate	11.55%	11.55%	11.55%
Total First Lien Debt	1,674,715
Investments in Second Lien Debt	300,262	Discounted Cash Flow	Discount Rate	7.11%	15.83%	9.55%
	37,637	Consensus Pricing	Indicative Quotes	97.25%	98.00%	97.43%
Total Second Lien Debt	337,899
Investments in Equity	57,469	Income Approach	Discount Rate	7.22%	10.19%	8.31%
		Market Approach	Comparable Multiple	9.10x	16.43x	11.86x
Total Equity Investments	57,469
Total Level 3 Investments	$2,070,083

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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$982,404	$982,404	$966,947	$966,947
Total	$982,404	$982,404	$966,947	$966,947

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

Below is a summary of the base management fees and incentive fees incurred under the Investment Advisory Agreement during the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Base management fees	$11,770	$12,351	$11,631
Incentive fees on pre-incentive fee net investment income	17,961	18,198	15,256
Realized capital gains incentive fees	—	—	—
Accrued capital gains incentive fees	—	—	—
Total capital gains incentive fees	—	—	—
Total incentive fees	17,961	18,198	15,256
Total base management fees and incentive fees	$29,731	$30,549	$26,887
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
As of December 31, 2022 and 2021, $7,703 and $7,763, respectively, were included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2022, 2021, and 2020, the Company incurred $1,419, $892 and $430, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, $854 and $239, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the years ended December 31, 2022, 2021 and 2020, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $911, $794 and $694, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, $842 and $726, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the years ended December 31, 2022, 2021, and 2020 TCG received $3,133, $2,762, $2,310, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock and paid the amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $351, $335 and $239, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and the Audit Committee. As of December 31, 2022 and 2021, $— and $99, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company, the SPV and SPV2 are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2022 and 2021, asset coverage was 217.21% and 220.61%, respectively, and the Company, the SPV and SPV2 were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the Credit Facilities for the years ended December 31, 2022, 2021, and 2020.

	For the years ended December 31,
	2022	2021	2020
Outstanding borrowing, beginning of period	$966,947	$880,956	$648,200
Borrowings	394,733	445,420	702,597
Repayments	(370,748)	(354,096)	(475,381)
Foreign currency translation	(8,528)	(5,333)	5,540
Outstanding borrowing, end of period	$982,404	$966,947	$880,956

Subscription Facility
The Company entered into the Subscription Facility with a lender on October 3, 2017, which was subsequently amended on March 14, 2018, November 16, 2018, May 12, 2020 and October 2, 2020. The Subscription Facility was terminated and repaid in full on October 3, 2022. The Company could borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility accrued interest at LIBOR plus an applicable spread of 1.95% per year as of December 31, 2022, 2021 and 2020), subject to a 0.50% floor on LIBOR. The Company also paid a fee of 0.25% per year on undrawn amounts under the Subscription Facility.
Subject to certain exceptions, the Subscription Facility was secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility included customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021 and March 28, 2022. The SPV Credit Facility provides for secured borrowings of $700,000 as of December 31, 2022, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2024, and a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021, March 7, 2022 and September 20, 2022. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of December 31, 2022, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025, and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40%. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

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

As of December 31, 2022 and 2021, the Company had no outstanding Repurchase Obligations. For the year ended December 31, 2022, the Company did not enter into any repurchase agreements. For the year ended December 31, 2021, the Company entered into $58,921 of repurchase agreements, with a weighted average interest rate of 3.00%.

Summary of Credit Facilities
The Credit Facilities consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499

	December 31, 2021
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$50,000	$30,190	$19,810	$1,744
SPV Credit Facility	700,000	594,357	105,643	30,961
SPV2 Credit Facility	450,000	342,400	107,600	107,600
Total	$1,200,000	$966,947	$233,053	$140,305
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2022	2021	2020
Interest expense	$38,136	$25,837	$22,425
Facility unused commitment fee	1,105	270	992
Amortization of deferred financing costs	1,712	1,395	1,524
Total interest expense and credit facility fees	$40,953	$27,502	$24,941
Cash paid for interest expense and credit facility fees	$31,433	$24,642	$21,675

Average principal debt outstanding	$923,838	$961,892	$726,109
Weighted average interest rate	4.07%	2.65%	3.04%
As of December 31, 2022 and 2021, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2022	2021
Interest expense payable	$13,344	$5,506
Unused commitment fees payable	215	70
Total interest expense and credit facility fees payable	$13,559	$5,576
Weighted average interest rate (1)	6.00%	2.63%
(1) Based on floating LIBOR and SOFR rates.

6. COMMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2022 and 2021:

	December 31,
Payment Due by Period	2022	2021
Less than 1 Year	$—	$30,190
1-3 Years	—	—
3-5 Years	622,104	594,357
More than 5 Years	360,300	342,400
Total	$982,404	$966,947
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2022 and 2021 for any such exposure.

As of December 31, 2022 and 2021, the Company had $1,285,690 and $1,227,312, respectively, in total capital commitments from stockholders, of which $13,210 and $64,700, respectively, was unfunded. As of December 31, 2022 and 2021, current officers had $500 and $300, respectively, in capital commitments to the Company.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of December 31,
	2022	2021
Unfunded delayed draw commitments	$79,647	$66,093
Unfunded revolving commitments	79,427	70,272
Total unfunded commitments	$159,074	$136,365
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
During the twelve months ended December 31, 2022, the Company repurchased and extinguished 4,116,229 shares for $81,649, in connection with the Quarterly Tender Offers as discussed below.
The following tables summarize capital activity during the years ended December 31, 2022, 2021 and 2020:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2022	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Common stock issued	5,507,688	55	109,813	—	—	—	109,868
Repurchased stock	(4,116,229)	(41)	(81,608)	—	—	—	(81,649)
Net investment income (loss)	—	—	—	119,109	—	—	119,109
Net realized gain (loss)	—	—	—	—	(753)	—	(753)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(48,021)	(48,021)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	8,551	8,551
Dividends declared	—	—	—	(112,806)	(9,039)	—	(121,845)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304	—	—	—
Balance, December 31, 2022	58,396,516	$584	$1,188,720	$8,819	$(5,997)	(40,625)	$1,151,501

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2021	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Common stock issued	7,942,237	79	164,921	—	—	—	165,000
Net investment income (loss)	—	—	—	103,028	—	—	103,028
Net realized gain (loss)	—	—	—	—	10,822	—	10,822
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	20,958	20,958
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	(136)	5,469	5,333
Dividends declared	—	—	—	(102,036)	—	—	(102,036)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103	—	—	—
Balance, December 31, 2021	57,005,057	$570	$1,160,819	$2,212	$3,795	(1,155)	$1,166,241

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, January 1, 2020	35,769,223	$358	$736,328	$691	$149	$(417)	$737,109
Common stock issued	13,293,597	133	259,687	—	—	—	259,820
Net investment income (loss)	—	—	—	86,391	—	—	86,391
Net realized gain (loss)	—	—	—	—	(5,153)	—	(5,153)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(23,512)	(23,512)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	(1,887)	(3,653)	(5,540)
Dividends declared	—	—	—	(85,979)	—	—	(85,979)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(14)	14	—	—	—
Balance, December 31, 2020	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Share Issuance
The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2022:

	Shares Issued	Proceeds Received
June 30, 2022	3,233,368	$64,700
September 28, 2022	2,274,320	45,168
Total	5,507,688	$109,868

The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2021:

	Shares Issued	Proceeds Received
June 29, 2021	2,427,186	$50,000
September 22, 2021	2,405,003	50,000
December 30, 2021	3,110,048	65,000
Total	7,942,237	$165,000
    The following table summarizes total shares issued and proceeds received related to capital activity during the year ended December 31, 2020:

	Shares Issued	Proceeds Received
March 18, 2020	1,959,038	$40,004
March 31, 2020	7,168,466	140,000
May 28, 2020	2,636,256	49,816
December 30, 2020	1,529,837	30,000
Total	13,293,597	$259,820
    On December 23, 2022, the Company delivered a capital drawdown notice to its investors relating to the issuance of 674,324 shares for an aggregate offering price of approximately $13.2 million. The shares were issued on January 6, 2023.
Subscription and share issuance transactions during the years ended December 31, 2022, 2021 and 2020 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.01 per share for each of the years ended December 31, 2022, 2021 and 2020, respectively.
Earnings Per Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year/period.
Basic and diluted earnings per common share were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$78,886	$140,141	$52,186
Weighted-average common shares outstanding	57,991,971	50,982,223	44,300,431
Basic and diluted earnings per common share	$1.36	$2.75	$1.18

Dividends
The following table summarizes the Company’s dividends declared for the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 4, 2020	March 4, 2020	April 17, 2020	$0.53
June 30, 2020	June 30, 2020	July 17, 2020	$0.45
September 28, 2020	September 28, 2020	October 16, 2020	$0.46
December 14, 2020	December 14, 2020	January 15, 2021	$0.50
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 30, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
(1) Includes capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.

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
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes.

The following summarizes the Quarterly Tender Offers for the year ended December 31, 2022:

Payment Date	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
August 12, 2022	3.5%	$19.80	June 30, 2022	$39,504	1,995,176	3.3%
November 14, 2022	3.5%	$19.87	September 30, 2022	$41,893	2,108,344	3.5%
(1)Percentage based on the total shares as of the close of the previous quarter

In August 2022 and December 2022, the Board of Directors of the Company approved the repurchase of 8,547 and 4,162 shares of the Company, respectively, which had been tendered by the investors in the Quarterly Tender Offers. These shares were not repurchased in the Quarterly Tender Offers and instead were repurchased by the Company at the prices per share of $19.80, or $170, and $19.87, or $83, respectively.

On December 30, 2022, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 2,117,816 shares, representing 3.5% of the number of shares of its common stock outstanding as of September 30, 2022. On January 30, 2023, the Quarterly Tender Offer expired and the Company accepted 2,117,816 shares for purchase, representing approximately 3.6% of the total number of shares outstanding as of December 31, 2022. The purchase price of the shares tendered is the Company’s net asset value per share as of December 31, 2022, or $19.72 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholder’s behalf, entitling the tendering stockholder to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of December 31, 2022 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Per Share Data:
Net asset value per share, beginning of year	$20.46	$19.63	$20.61
Net investment income (loss) (1)	2.05	2.02	1.95
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.69)	0.73	(1.00)
Net increase (decrease) in net assets resulting from operations	1.36	2.75	0.95
Dividends declared (2)	(2.11)	(1.93)	(1.94)
Effect of offering price of subscriptions (3)	0.01	0.01	0.01
Net asset value per share, end of year	$19.72	$20.46	$19.63
Number of shares outstanding, end of year	58,396,516	57,005,057	49,062,820
Total return based on net asset value (4)	6.65%	14.06%	4.66%
Net assets, end of year/period	$1,151,501	$1,166,241	$963,136
Ratio to average net assets:
Expenses before incentive fees	5.16%	4.30%	4.60%
Expenses after incentive fees	6.69%	6.03%	6.34%
Net investment income (loss)	10.15%	9.82%	9.85%
Interest expense and credit facility fees	3.49%	2.62%	2.84%
Ratios/Supplemental Data:
Asset coverage, end of year	217.21%	220.61%	209.33%
Portfolio turnover	23.78%	25.67%	15.03%
Total committed capital, end of year	1,285,690	1,227,312	1,227,312
Ratio of total contributed capital to total committed capital, end of year	98.97%	94.73%	81.28%
Weighted-average shares outstanding	57,991,971	50,982,223	44,300,431
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
(4)Total return based on net asset value is based on the change in net asset value per share during the year/period plus the declared dividends divided by the beginning net asset value for the year, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the years ended December 31, 2022, 2021 and 2020 was inclusive of an increase (decrease) in net asset value related to the offering price of subscriptions $0.01 per share, $0.01 per share and $0.01 per share, respectively. Excluding the effects of these common stock issuances, total return would have been 6.59%, 14.01%, and 4.61%, respectively, for the years ended December 31, 2022, 2021 and 2020 (refer to Note 7, Net Assets, to these consolidated financial statements).
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2022 and 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2022 and 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2022, the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30 concurrent with the filing of the Company’s first tax return.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2022 and 2021, permanent differences primarily due to non-deductible excise tax paid and non-deductible expenses from investments in partnerships resulted in a net decrease in total distributable loss by $304 and $103, respectively, and a net decrease in additional paid-in capital in excess of par by $304 and $103, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the periods from July 1, 2022 to December 31, 2022 and July 1, 2021 to June 30, 2022 was as follows:

	For the Period from July, 1 2022 to December 31, 2022	For the Period from July 1, 2021 to June 30, 2022
Ordinary income	$56,941	$109,636
Long-term capital gains	$3,125	$5,914
Tax return of capital	$—	$—
Income Tax Information and Distributions to Stockholders
As of June 30, 2022 and June 30, 2021, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of
	June 30, 2022	June 30, 2021
Undistributed ordinary income	$26,240	$25,096
Other book/tax temporary differences(1)	(27,627)	(25,005)
Capital loss carryforwards	—	(3,233)
Undistributed capital gains	5,592	—
Net unrealized appreciation (depreciation) on investments(2)	(46,604)	1,989
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	9,531	(4,424)
Total accumulated earnings (deficit)	$(32,868)	$(5,577)

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
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of June 30, 2022, the Company had no capital loss carryforwards. As of June 30, 2021, the Company had $3,233, of capital loss carryforwards, of which $2,347 were short-term capital loss carryforwards and $886 were long-term capital loss carryforwards.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
    None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

    PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business—Regulation—Codes of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (3)

3.3	Bylaws (1)

4.1	Form of Subscription Agreement (1)

4.2	Description of Registered Securities *

10.1	Amended and Restated Investment Advisory Agreement (4)

10.2	Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Master Custodian Agreement (2)

10.5
Amended and Restated Loan and Security Agreement, dated as of June 2, 2021 and Conformed through Amendment No. 2 dated as of March 28, 2022, among TCG BDC II SPV LLC as borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer.(5)

10.6
Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2020 and Conformed through Amendment No. 3 dated as of March 7, 2022, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.†(6)

10.7
Fourth Amendment, dated September 20, 2022, to the Loan and Security Agreement, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.†(7)

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
(1)    Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
(2)    Incorporated by reference to the Company’s Form 10-K filed by the Company on March 1, 2018 (File No. 000-55848)
(3)    Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed by the Company on March 29, 2022 (File No. 814-01248)
(4)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on January 25, 2022 (File No. 814-01248)
(5)     Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on May 10, 2022 (File No. 814-01248)
(6)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on May 10, 2022 (File No. 814-01248)
(7)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 14, 2022 (File No. 814-01248)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS, INC.
Dated: March 13, 2023	By	/s/ Aren C. LeeKong
Aren C. LeeKong
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2023	By	/s/ Aren C. LeeKong
Aren C. LeeKong
President and Chief Executive Officer (principal executive officer)

Dated: March 13, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: March 13, 2023	By	/s/ Desiree Annunziato
Desiree Annunziato
Treasurer (principal accounting officer)

Dated: March 13, 2023	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 13, 2023	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: March 13, 2023	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: March 13, 2023	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: March 13, 2023	By	/s/ Linda Pace
Linda Pace
Director and Chair of the Board

Dated: March 13, 2023	By	/s/ William H. Wright II
William H. Wright II
Director