Form 10-Q
period 2023-03-31
Carlyle Credit Solutions, Inc.
filed 2023-05-12
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 11, 2023 was 55,812,408.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,075,330 and $2,139,784, respectively)	$2,022,405	$2,090,871
Cash, cash equivalents and restricted cash	68,326	73,760
Receivable for investments sold	7,662	2,107
Interest receivable	19,606	21,648
Receivable for issuance of common stock	349	349
Prepaid expenses and other assets	9,293	9,427
Total assets	$2,127,641	$2,198,162
LIABILITIES
Secured borrowings (Note 5)	$949,604	$982,404
Payable for investments purchased	—	97
Interest and credit facility fees payable (Note 5)	14,901	13,559
Dividend payable (Note 7)	28,905	30,366
Management and incentive fees payable (Note 4)	7,777	7,703
Administrative service fees payable (Note 4)	564	854
Common stock proceeds received in advance	—	8,860
Other accrued expenses and liabilities	2,557	2,818
Total liabilities	1,004,308	1,046,661
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 56,985,292 and 58,396,516 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	570	584
Paid-in capital in excess of par value	1,160,822	1,188,720
Total distributable earnings (loss)	(38,059)	(37,803)
Total net assets	$1,123,333	$1,151,501
NET ASSETS PER SHARE	$19.71	$19.72
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$56,734	$40,363
PIK income	2,773	2,546
Other income	2,318	1,937
Total investment income	61,825	44,846
Expenses:
Base management fees (Note 4)	2,747	2,800
Net investment income incentive fee (Note 4)	5,026	4,917
Professional fees	542	1,172
Administrative service fees (Note 4)	127	314
Interest expense and credit facility fees (Note 5)	17,284	6,902
Directors’ fees and expenses	78	95
Other general and administrative	672	670
Total expenses	26,476	16,870
Net investment income (loss) before taxes	35,349	27,976
Excise tax expense	103	—
Net investment income (loss)	35,246	27,976
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1,165)	4,532
Net realized currency gain (loss) on non-investment assets and liabilities	(173)	(1,338)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(4,012)	(18,444)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1,093)	4,652
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(6,443)	(10,598)
Net increase (decrease) in net assets resulting from operations	$28,803	$17,378
Basic and diluted earnings per common share (Note 7)	$0.50	$0.30
Weighted-average shares of common stock outstanding—basic and diluted (Note 7)	57,623,424	57,005,057
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	$35,246	$27,976
Net realized gain (loss) on investments and non-investment assets and liabilities	(1,338)	3,194
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(5,105)	(13,792)
Net increase (decrease) in net assets resulting from operations	28,803	17,378
Capital transactions:
Common stock issued	13,210	—
Dividend reinvestment	641	—
Repurchase of common stock	(41,763)	—
Dividends declared (Note 7)	(29,059)	(34,417)
Net increase (decrease) in net assets resulting from capital transactions	(56,971)	(34,417)
Net increase (decrease) in net assets	(28,168)	(17,039)
Net assets at beginning of period	1,151,501	1,166,241
Net assets at end of period	$1,123,333	$1,149,202
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,803	$17,378
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	421	403
Net accretion of discount on investments	(2,795)	(3,788)
Paid-in-kind interest	(3,219)	(2,382)
Net realized (gain) loss on investments	1,165	(4,532)
Net realized currency (gain) loss on non-investment assets and liabilities	173	1,338
Net change in unrealized (appreciation) depreciation on investments	4,012	18,444
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	1,093	(4,652)
Cost of investments purchased and change in payable for investments purchased	(30,805)	(42,508)
Proceeds from sales and repayments of investments and change in receivable for investments sold	94,278	121,438
Changes in operating assets:
Interest receivable	2,042	980
Prepaid expenses and other assets	(288)	(247)
Changes in operating liabilities:
Due to Investment Adviser	—	(87)
Interest and credit facility fees payable	1,342	(82)
Management and incentive fee payable	74	(43)
Administrative service fees payable	(290)	255
Other accrued expenses and liabilities	(261)	69
Net cash provided by (used in) operating activities	95,745	101,984
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	4,350	2,695
Repurchase of common stock	(41,763)	—
Borrowings on the Credit Facilities	71,000	33,826
Repayments of the Credit Facilities	(104,886)	(108,162)
Dividends paid in cash	(29,880)	(27,362)
Debt issuance costs paid	—	(3,048)
Net cash provided by (used in) financing activities	(101,179)	(102,051)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,434)	(67)
Cash, cash equivalents and restricted cash, beginning of period	73,760	65,838
Cash, cash equivalents and restricted cash, end of period	$68,326	$65,771
Supplemental disclosures:
Interest and credit facility fees paid during the period	$15,419	$6,575
Taxes, including excise tax, paid during the period	$61	$—
Dividends declared during the period	$29,059	$34,417
Dividends reinvested during the period	$641	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (83.7% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(11) (13)	Consumer Services	SOFR	6.00%	11.24%	8/16/2022	8/15/2028	$20,025	$19,525	$19,539	1.74%
Advanced Web Technologies Holding Company	^+	(2)(3)(13)	Containers, Packaging & Glass	LIBOR	6.00%	11.00%	12/17/2020	12/17/2026	17,336	17,071	17,112	1.52
Alpine Acquisition Corp II	^+	(2)(3)(11) (13)	Transportation: Cargo	SOFR	5.50%	10.27%	4/19/2022	11/30/2026	21,181	20,783	20,281	1.81
American Physician Partners, LLC	+#	(2)(3)(8)(11) (12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	11.25%	1/7/2019	8/5/2022	42,669	41,124	23,019	2.05
American Physician Partners, LLC	^	(2)(3)(11) (12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.06%	12/16/2022	2/15/2023	2,587	2,580	2,587	0.23
Analogic Corporation	+#	(2)(3)(11) (13)	Capital Equipment	SOFR	5.25%	10.08%	6/22/2018	6/22/2024	26,721	26,601	26,199	2.33
Apex Companies Holdings, LLC	#	(2)(3)(13)	Environmental Industries	SOFR	6.25%	10.94%	1/31/2023	1/31/2028	3,338	3,228	3,219	0.29
Applied Technical Services, LLC	^	(2)(3)(13)	Business Services	LIBOR	5.75%	10.94%	12/29/2020	12/29/2026	554	546	551	0.05
Appriss Health, LLC	^+#	(2)(3)(13)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.96%	5/6/2021	5/6/2027	45,759	45,064	44,343	3.95
Apptio, Inc.	^+#	(2)(3)(13)	Software	LIBOR	5.00%	9.81%	1/10/2019	1/10/2025	37,671	37,404	37,671	3.35
Ascend Buyer, LLC	#	(2)(3)(11) (13)	Containers, Packaging & Glass	SOFR	6.40%	11.45%	9/30/2021	9/30/2028	12,466	12,240	12,099	1.08
Associations, Inc.	^#	(2)(3)(13)	Construction & Building	SOFR	4.00%, 2.50% PIK	10.54%	7/2/2021	7/2/2027	12,933	12,837	12,654	1.13
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(13)	High Tech Industries	SOFR	7.25%	11.98%	12/15/2022	12/12/2029	1,445	1,399	1,418	0.13
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(6)	Software	LIBOR	6.00%	10.82%	12/24/2019	12/24/2026	36,375	35,829	34,407	3.06
Avalara, Inc.	+#	(2)(3)(13)	Diversified Financial Services	SOFR	7.25%	12.15%	10/19/2022	10/19/2028	13,500	13,150	13,286	1.18
Barnes & Noble, Inc.	+#	(2)(3)(9)(11)	Retail	SOFR	8.31%	13.17%	8/7/2019	12/20/2026	27,487	26,790	26,889	2.39
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(13)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.94%	8/8/2022	8/8/2028	12,826	12,546	12,515	1.11
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	LIBOR	5.50%	10.66%	9/30/2019	9/30/2026	28,982	28,575	28,032	2.50
Bradyifs Holdings, LLC	#	(2)(3)(11) (13)	Wholesale	SOFR	6.25%	11.23%	2/21/2020	11/22/2025	19,387	19,161	18,814	1.67
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(13)	Consumer Goods: Non-Durable	EURIBOR	9.25% (100% PIK)	12.29%	10/20/2021	10/20/2028	€5,189	5,819	5,623	0.50
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(13)	Consumer Goods: Non-Durable	EURIBOR	6.25%	9.29%	10/20/2021	10/20/2028	€—	—	(30)	0.00

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	8.00%	10.70%	2/27/2023	2/27/2030	€120	$123	$126	0.01%
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)(13)	Business Services	SONIA	8.50%	12.43%	2/27/2023	2/27/2030	£243	282	290	0.03
Celerion Buyer, Inc.	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.18%	11/3/2022	11/3/2029	1,572	1,525	1,533	0.14
Chartis Holding, LLC	^+#	(2)(3)(11) (13)	Business Services	SOFR	5.00%	9.65%	5/1/2019	5/1/2025	39,313	38,982	39,054	3.48
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(11) (13)	Software	SOFR	4.50%	9.31%	8/30/2018	8/30/2024	14,194	14,163	14,044	1.25
CircusTrix Holdings, LLC	^+	(2)(3)(11)	Leisure Products & Services	SOFR	5.50%	10.35%	2/2/2018	1/16/2024	10,531	10,513	10,475	0.93
CircusTrix Holdings, LLC	^	(2)(3)(11)	Leisure Products & Services	SOFR	5.50%	10.41%	1/8/2021	7/16/2023	270	213	270	0.02
Comar Holding Company, LLC	+#	(2)(3)(11)	Containers, Packaging & Glass	SOFR	5.75%	10.70%	6/18/2018	6/18/2024	43,761	43,541	41,206	3.67
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(13)	Software	SOFR	5.50%	10.09%	7/2/2019	7/2/2026	55,497	54,874	54,960	4.89
Cority Software Inc. (Canada)	#	(2)(3)(6)	Software	SOFR	7.50%	12.09%	9/3/2020	7/2/2026	1,855	1,820	1,844	0.16
Coupa Holdings, LLC	#	(2)(3)(13)	Software	SOFR	7.50%	12.29%	2/27/2023	2/27/2030	2,160	2,098	2,097	0.19
CPI Intermediate Holdings, Inc.	#	(2)(3)(13)	Telecommunications	SOFR	5.50%	10.19%	10/6/2022	10/6/2029	3,872	3,793	3,763	0.34
CST Holding Company	#	(2)(3)(11) (13)	Consumer Goods: Non-Durable	SOFR	6.75%	11.66%	11/1/2022	11/1/2028	2,509	2,432	2,443	0.22
DCA Investment Holding LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.39%	3/11/2021	4/3/2028	12,182	12,049	11,862	1.06
Denali Midco 2, LLC	#	(2)(3)(11) (13)	Consumer Services	SOFR	6.50%	11.41%	9/15/2022	12/22/2027	8,325	8,051	7,948	0.71
Dermatology Associates	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.27%	2/15/2018	6/30/2023	9,379	9,379	9,371	0.83
Dermatology Associates	^	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	11.40% (100% PIK)	16.13%	2/15/2018	6/30/2023	11,292	6,106	8,210	0.73
Diligent Corporation	^	(2)(3)(13)	Telecommunications	LIBOR	6.25%	11.09%	8/4/2020	8/4/2025	657	646	629	0.06
Dwyer Instruments, Inc.	#	(2)(3)(13)	Capital Equipment	LIBOR	6.00%	11.16%	7/21/2021	7/21/2027	13,808	13,589	13,669	1.22
Eliassen Group, LLC	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.41%	4/14/2022	4/14/2028	20,903	20,588	20,712	1.84
Ellkay, LLC	#	(2)(3)(13)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.39%	9/14/2021	9/14/2027	14,071	13,823	13,489	1.20
EPS Nass Parent, Inc.	#	(2)(3)(13)	Utilities: Electric	LIBOR	5.75%	10.91%	4/19/2021	4/19/2028	928	913	888	0.08
Excel Fitness Holdings, Inc.	^+	(2)(3)(11) (13)	Leisure Products & Services	SOFR	5.25%	10.27%	4/29/2022	4/29/2029	6,727	6,600	6,446	0.57

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Excel Fitness Holdings, Inc.	#	(2)(3)(11)	Leisure Products & Services	SOFR	5.75%	10.79%	8/11/2022	4/29/2029	$2,861	$2,781	$2,804	0.25%
Excelitas Technologies Corp.	^+#	(2)(3)(11) (13)	Capital Equipment	SOFR	5.75%	10.63%	8/12/2022	8/12/2029	6,326	6,196	6,121	0.54
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	8.36%	8/12/2022	8/12/2029	£2,551	2,569	2,684	0.24
FPG Intermediate Holdco, LLC	^	(2)(3)(11) (13)	Consumer Services	SOFR	6.50%	11.41%	8/5/2022	3/5/2027	852	700	497	0.04
Greenhouse Software, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.00%	11.90%	3/1/2021	9/1/2028	33,413	32,706	32,462	2.89
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	11.16%	9/30/2022	10/16/2028	79	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	12.91%	2/28/2022	2/28/2029	£7,401	9,635	8,947	0.80
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6) (13)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.93%	2/28/2022	2/28/2029	£1,879	2,160	2,246	0.20
Harbour Benefit Holdings, Inc.	+#	(2)(3)(13)	Business Services	LIBOR	5.00%	10.13%	12/13/2017	12/13/2024	10,807	10,774	10,738	0.96
Heartland Home Services, Inc.	#	(2)(3)(13)	Consumer Services	LIBOR	5.75%	10.59%	2/10/2022	12/15/2026	4,034	3,994	3,933	0.35
Heartland Home Services, Inc.	+#	(2)(3)(13)	Consumer Services	LIBOR	6.00%	10.83%	12/15/2020	12/15/2026	31,533	31,093	31,115	2.77
Hercules Borrower LLC	^+	(2)(3)(13)	Environmental Industries	LIBOR	6.50%	11.34%	12/14/2020	12/14/2026	18,451	18,109	18,172	1.62
Hoosier Intermediate, LLC	#	(2)(3)(13)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.36%	11/15/2021	11/15/2028	17,354	17,041	15,750	1.40
HS Spa Holdings Inc.	^+	(2)(3)(13)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,583	8,406	8,386	0.75
iCIMS, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.25%	12.05%	8/18/2022	8/18/2028	25,982	25,535	25,115	2.24
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(6)	Leisure Products & Services	EURIBOR	9.00%	11.70%	5/28/2021	5/28/2027	€33,000	39,254	35,341	3.15
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Diversified Financial Services	LIBOR	6.05%	11.01%	8/7/2020	8/27/2025	32,102	31,876	31,298	2.79
IQN Holding Corp.	^+	(2)(3)(13)	Business Services	SOFR	5.25%	10.14%	5/2/2022	5/2/2029	6,806	6,735	6,753	0.60
Jeg's Automotive, LLC	#	(2)(3)(13)	Automotive	LIBOR	6.00%	10.95%	12/22/2021	12/22/2027	16,484	16,159	14,063	1.25
K2 Insurance Services, LLC	^+#	(2)(3)(13)	Diversified Financial Services	LIBOR	5.00%	10.16%	7/3/2019	7/1/2026	24,987	24,725	24,987	2.22
Kaseya, Inc.	+	(2)(3)(13)	High Tech Industries	SOFR	5.75%	10.65%	6/23/2022	6/23/2029	35,453	34,746	34,465	3.07
Lifelong Learner Holdings, LLC	+#	(2)(3)(13)	Business Services	LIBOR	5.75%	10.58%	10/18/2019	10/18/2026	51,806	51,227	49,091	4.37
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	LIBOR	5.75%	10.70%	7/28/2021	7/28/2028	9,850	9,691	9,021	0.80
LVF Holdings, Inc.	^+#	(2)(3)(11) (13)	Beverage & Food	SOFR	6.25%	11.30%	6/10/2021	6/10/2027	40,962	40,266	38,586	3.44

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Material Holdings, LLC	#	(2)(3)(13)	Business Services	SOFR	5.75%	10.75%	8/19/2021	8/19/2027	$16,326	$16,058	$15,679	1.40%
Maverick Acquisition, Inc.	^+#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	11.09%	6/1/2021	6/1/2027	43,412	42,767	35,046	3.12
Medical Manufacturing Technologies, LLC	#	(2)(3)(11) (13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.42%	12/23/2021	12/23/2027	14,498	14,244	14,187	1.26
NEFCO Holding Company LLC	+#	(2)(3)(11) (13)	Construction & Building	SOFR	6.50%	11.28%	8/5/2022	8/5/2028	12,708	12,446	12,308	1.10
North Haven Fairway Buyer, LLC	^+#	(2)(3)(13)	Consumer Services	SOFR	6.50%	11.37%	5/17/2022	5/17/2028	11,554	11,004	10,853	0.97
North Haven Stallone Buyer, LLC	^	(2)(3)(13)	Consumer Services	SOFR	5.75%	11.57%	10/11/2022	5/24/2027	20	16	17	0.00
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.36%	4/28/2022	4/28/2028	5,944	5,875	5,752	0.51
Oranje Holdco, Inc.	+	(2)(3)(13)	Business Services	SOFR	7.75%	12.43%	2/1/2023	2/1/2029	4,026	3,915	3,930	0.35
Performance Health Holdings, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.16%	7/12/2021	7/12/2027	6,444	6,346	6,312	0.56
Pestco Intermediate, LLC	#	(2)(3)(11) (13)	Environmental Industries	SOFR	6.75%	11.86%	2/6/2023	2/17/2028	1,853	1,775	1,773	0.16
PF Atlantic Holdco 2, LLC	#	(2)(3)(11) (13)	Leisure Products & Services	SOFR	5.50%	10.74%	11/12/2021	11/12/2027	29,647	29,014	29,045	2.59
PF Growth Partners, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.81%	7/1/2019	7/11/2025	7,936	7,885	7,883	0.70
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.40%	6/24/2022	6/1/2029	7,463	6,736	6,324	0.56
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(13)	Software	LIBOR	6.50%	11.20%	2/1/2021	2/1/2026	14,618	14,380	14,618	1.30
PXO Holdings I Corp.	^+	(2)(3)(11) (13)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.44%	3/8/2022	3/8/2028	8,513	8,349	8,374	0.75
QNNECT, LLC	#	(2)(3)(13)	Aerospace & Defense	SOFR	7.00%	11.69%	11/2/2022	11/2/2029	2,671	2,575	2,612	0.23
Quantic Electronics, LLC	#	(2)(3)(11) (13)	Aerospace & Defense	SOFR	6.25%	11.21%	11/19/2020	11/19/2026	15,545	15,320	14,884	1.33
Quantic Electronics, LLC	#	(2)(3)(11) (13)	Aerospace & Defense	SOFR	6.25%	11.23%	3/1/2021	3/1/2027	9,800	9,629	9,301	0.83
Radwell Parent, LLC	#	(2)(3)(11) (13)	Wholesale	SOFR	6.75%	11.66%	12/1/2022	4/1/2029	4,686	4,542	4,580	0.41
Regency Entertainment, Inc.	+	(2)(3)(11)	Media: Diversified & Production	SOFR	6.75%	11.44%	5/22/2020	10/22/2025	40,000	39,565	39,561	3.52
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.91%	5/22/2019	5/22/2025	19,324	19,169	19,324	1.72
RSC Acquisition, Inc.	+#	(2)(3)(11) (13)	Diversified Financial Services	SOFR	5.50%	10.38%	11/1/2019	11/1/2026	34,144	33,750	32,974	2.94
Sapphire Convention, Inc.	^+#	(2)(3)(13)	Telecommunications	LIBOR	5.25%	10.17%	11/20/2018	11/20/2025	27,978	27,725	27,262	2.43
SCP Eye Care HoldCo, LLC	^	(2)(3)(11) (13)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.48%	10/7/2022	10/7/2029	128	123	123	0.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Smarsh Inc.	^+	(2)(3)(13)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		$3,714	$3,639	$3,611	0.32%
SPay, Inc.	^+	(2)(3)(11)	Leisure Products & Services	SOFR	5.75%, 3.50% PIK	14.38%	6/15/2018	3/15/2025		24,932	24,830	21,831	1.94
Speedstar Holding, LLC	+#	(2)(3)(11)	Automotive	SOFR	7.25%	12.28%	1/22/2021	1/22/2027		26,625	26,256	26,559	2.36
Spotless Brands, LLC	+#	(2)(3)(11) (13)	Consumer Services	SOFR	6.50%	11.32%	6/21/2022	7/25/2028		13,940	13,672	13,531	1.20
Spotless Brands, LLC	^	(2)(3)(11) (13)	Consumer Services	SOFR	6.75%	11.61%	6/21/2022	7/25/2028		—	(587)	(356)	(0.03)
Tank Holding Corp.	^+	(2)(3)(11) (13)	Capital Equipment	SOFR	5.75%	10.66%	3/31/2022	3/31/2028		19,058	18,718	18,664	1.66
TCFI Aevex LLC	+#	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.84%	3/18/2020	3/18/2026		28,485	28,167	26,992	2.40
The Carlstar Group LLC	#	(2)(3)(11) (13)	Automotive	SOFR	6.50%	11.34%	7/8/2022	7/8/2027		14,263	13,925	14,105	1.26
Trader Corporation (Canada)	+#	(2)(3)(6)(13)	Automotive	CDOR	6.75%	11.68%	12/22/2022	12/22/2029	C$	1,208	865	873	0.08
Tufin Software North America, Inc.	^+#	(2)(3)(11) (13)	Software	SOFR	7.69%	12.44%	8/17/2022	8/17/2028		27,226	26,705	26,539	2.36
Turbo Buyer, Inc.	+#	(2)(3)(13)	Automotive	LIBOR	6.00%	11.19%	12/2/2019	12/2/2025		41,889	41,342	41,176	3.67
U.S. Legal Support, Inc.	^+	(2)(3)(11) (13)	Business Services	SOFR	5.75%	10.66%	11/30/2018	11/30/2024		21,877	21,737	21,515	1.92
US INFRA SVCS Buyer, LLC	+#	(2)(3)	Environmental Industries	LIBOR	6.50% (0.25% PIK)	11.68%	4/13/2020	4/13/2026		56,730	56,093	54,784	4.88
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	11.16%	10/19/2021	10/19/2027		988	972	967	0.09
USR Parent Inc.	+	(2)(3)	Retail	SOFR	7.60%	12.27%	4/22/2022	4/25/2027		4,111	4,076	3,978	0.35
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	11.25%	9/13/2018	9/13/2024		32,799	32,597	31,996	2.85
Wineshipping.com LLC	#	(2)(3)(11) (13)	Beverage & Food	SOFR	5.75%	10.77%	10/29/2021	10/29/2027		15,058	14,776	14,392	1.28
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.57%	9/13/2021	9/13/2027		443	436	426	0.04
YLG Holdings, Inc.	+	(2)(3)(11)	Consumer Services	SOFR	5.00%	9.80%	9/30/2020	11/1/2025		9,777	9,583	9,758	0.87
First Lien Debt Total											$1,745,841	$1,692,273	150.70%
Second Lien Debt (12.7% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.17%	9/30/2021	9/30/2028		$7,840	$7,709	$7,663	0.68%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(6)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2020	1/17/2028		30,327	29,859	30,934	2.75
Aimbridge Acquisition Co., Inc.	+	(2)	Leisure Products & Services	LIBOR	7.50%	12.16%	2/1/2019	2/1/2027		21,047	20,729	19,661	1.75

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	12.28%	8/10/2021	8/10/2029	$38,180	$37,286	$37,497	3.34%
AQA Acquisition Holdings, Inc.	+	(2)(3)	High Tech Industries	LIBOR	7.50%	12.45%	5/14/2021	3/3/2029	5,538	5,425	5,331	0.47
Blackbird Purchaser, Inc.	^+	(2)(3)(11) (13)	Capital Equipment	SOFR	7.50%	12.41%	12/14/2021	4/8/2027	9,194	9,000	8,955	0.80
Brave Parent Holdings, Inc.	+	(2)	Software	LIBOR	7.50%	12.34%	10/3/2018	4/19/2026	18,197	17,992	17,637	1.57
Drilling Info Holdings, Inc.	+	(2)	Energy: Oil & Gas	LIBOR	8.25%	13.09%	2/11/2020	7/30/2026	18,600	18,301	18,600	1.66
Jazz Acquisition, Inc.	+	(2)	Aerospace & Defense	LIBOR	8.00%	12.84%	6/13/2019	6/18/2027	23,450	23,237	22,017	1.96
Outcomes Group Holdings, Inc.	#	(2)	Business Services	LIBOR	7.50%	12.34%	10/23/2018	10/26/2026	1,731	1,728	1,686	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	12.33%	10/28/2020	10/28/2028	14,161	13,854	13,630	1.21
Peraton Corp.	+	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.65%	2/24/2021	2/1/2029	5,441	5,373	5,300	0.47
Quartz Holding Company	+	(2)	Software	LIBOR	8.00%	12.84%	4/2/2019	4/2/2027	11,900	11,761	11,868	1.06
Stonegate Pub Company Bidco Limited (United Kingdom)	+	(2)(6)	Beverage & Food	SONIA	8.50%	11.43%	3/12/2020	3/12/2028	£20,000	24,826	23,041	2.05
TruGreen Limited Partnership	+	(2)(3)	Consumer Services	LIBOR	8.50%	13.33%	11/16/2020	11/2/2028	13,000	12,800	11,498	1.02
World 50, Inc.	#	(10)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	23,017	22,690	21,861	1.95
Second Lien Debt Total										$262,570	$257,179	22.89%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.6% of fair value)
ANLG Holdings, LLC	^	(7)	Capital Equipment	6/22/2018	592	$592	$751	0.07%
Appriss Health, LLC	^	(7)	Healthcare & Pharmaceuticals	5/6/2021	1	514	497	0.04
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.46
Avenu Holdings, LLC	^	(7)	Sovereign & Public Finance	9/28/2018	172	104	541	0.05
Blackbird Holdco, Inc.	^	(7)	Capital Equipment	12/14/2021	8	7,459	7,214	0.64
Buckeye Parent, LLC	^	(7)	Automotive	12/22/2021	442	442	140	0.01
Chartis Holding, LLC	^	(7)	Business Services	5/1/2019	433	427	668	0.06
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	652	0.06
ECP Parent, LLC	^	(7)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(7)	Beverage & Food	10/29/2021	4	351	381	0.03

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Integrity Marketing Group, LLC	^	(7)	Diversified Financial Services	12/21/2021	17,144	$16,928	$17,093	1.52%
K2 Insurance Services, LLC	^	(7)	Diversified Financial Services	7/3/2019	433	306	1,450	0.13
NearU Holdings LLC	^	(7)	Consumer Services	8/16/2022	25	2,470	2,470	0.22
NEFCO Holding Company LLC	^	(7)	Construction & Building	8/5/2022	1	608	608	0.05
North Haven Goldfinch Topco, LLC	^	(7)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	938	0.08
Pascal Ultimate Holdings, L.P	^	(7)	Capital Equipment	7/21/2021	36	364	850	0.08
Picard Parent, Inc.	^	(7)	High Tech Industries	9/30/2022	9	8,877	8,920	0.79
Profile Holdings I, LP	^	(7)	Chemicals, Plastics & Rubber	3/8/2022	3	262	336	0.03
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	106	1,168	285	0.03
Talon MidCo 1 Limited	^	(7)	Software	8/17/2022	145,631	1,456	1,725	0.15
Tank Holding Corp.	^	(7)	Capital Equipment	3/26/2019	850	—	2,920	0.26
Titan DI Preferred Holdings, Inc.	^	(7)	Energy: Oil & Gas	2/11/2020	15,154	14,935	14,813	1.32
Turbo Buyer, Inc.	^	(7)	Automotive	12/2/2019	1,925	933	2,554	0.23
U.S. Legal Support Investment Holdings, LLC	^	(7)	Business Services	11/30/2018	641	641	589	0.05
W50 Parent LLC	^	(7)	Business Services	1/10/2020	500	190	708	0.06
Zenith American Holding, Inc.	^	(7)	Business Services	12/13/2017	220	213	446	0.04
Equity Investments Total						$66,919	$72,953	6.49%
Total investments—non-controlled/non-affiliated						$2,075,330	$2,022,405	180.08%
Total investments						$2,075,330	$2,022,405	180.08%
^ Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (the “SPV”) or Carlyle Credit Solutions SPV2 LLC ("SPV2").
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or SPV2.
# Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate ("SOFR") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. As of March 31, 2023, the reference rates for our variable rate loans were the 30-day LIBOR at 4.86%, the 90-day LIBOR at 5.19%, the 180-day LIBOR at 5.31%, the 30-day SOFR at 4.80%, the 90-day SOFR at 4.91%, the 180-day SOFR at 4.90%, the daily SONIA at 4.18%, the 90-day EURIBOR at 3.04% and the 30-day CDOR at 5.03%
(3)Loan includes interest rate floor feature, which is generally 1.00%.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2023, the aggregate fair value of these securities is $72,953, or 6.49% of the Company's net assets.
(8)Loan was on non-accrual status as of March 31, 2023.
(9)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(11)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.
(12)Loan is in forbearance as of March 31, 2023.
(13)As of March 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$2,166	$(39)
ADPD Holdings, LLC	Delayed Draw	0.50	3,902	(69)
ADPD Holdings, LLC	Revolver	0.50	1,243	(22)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	720	(8)
Advanced Web Technologies Holding Company	Revolver	0.50	1,708	(19)
Alpine Acquisition Corp II	Revolver	0.50	3,102	(115)
Analogic Corporation	Revolver	0.50	735	(14)
Apex Companies Holdings, LLC	Delayed Draw	1.00	768	(22)
Applied Technical Services, LLC	Revolver	0.50	14	—
Appriss Health, LLC	Revolver	0.50	1,481	(44)
Apptio, Inc.	Revolver	0.50	237	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(34)
Associations, Inc.	Revolver	0.50	723	(15)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	(2)
Avalara, Inc.	Revolver	0.50	1,350	(19)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(60)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	1,619	(33)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	958	(19)
Bradyifs Holdings, LLC	Revolver	0.50	2,539	(66)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	4
Bubbles Bidco S.P.A. (Italy)	Revolver	0.00	€537	2
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£54	(1)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**	Fair Value
Celerion Buyer, Inc.	Delayed Draw	1.00%	$249	$(5)
Celerion Buyer, Inc.	Revolver	0.50	125	(2)
Chartis Holding, LLC	Revolver	0.50	1,752	(11)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(9)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(28)
Coupa Holdings, LLC	Delayed Draw	1.00	193	(5)
Coupa Holdings, LLC	Revolver	0.50	148	(4)
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(21)
CST Holding Company	Revolver	0.50	212	(5)
Denali Midco 2, LLC	Delayed Draw	1.00	1,638	(62)
Diligent Corporation	Revolver	0.50	33	(1)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Dwyer Instruments, Inc.	Revolver	0.50	916	(9)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(26)
Ellkay, LLC	Revolver	0.50	1,786	(66)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
EPS Nass Parent, Inc.	Revolver	0.50	22	(1)
Excel Fitness Holdings, Inc.	Revolver	0.50	367	(15)
Excelitas Technologies Corp.	Delayed Draw	0.50	197	(6)
Excelitas Technologies Corp.	Revolver	0.50	448	(13)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(321)
Greenhouse Software, Inc.	Revolver	0.50	1,059	(29)
Greenhouse Software, Inc.	Revolver	0.50	528	(14)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£966	(16)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(7)
Heartland Home Services, Inc.	Delayed Draw	0.75	1,077	(21)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(34)
Hercules Borrower LLC	Revolver	0.50	1,929	(26)
Hoosier Intermediate, LLC	Revolver	0.50	1,360	(117)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(25)
iCIMS, Inc.	Delayed Draw	0.00	6,568	(163)
iCIMS, Inc.	Revolver	0.50	2,449	(61)
IQN Holding Corp.	Delayed Draw	1.00	696	(5)
IQN Holding Corp.	Revolver	0.50	489	(3)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(407)
K2 Insurance Services, LLC	Revolver	0.50	2,290	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**	Fair Value
Kaseya, Inc.	Delayed Draw	0.50%	$1,146	$(29)
Kaseya, Inc.	Revolver	0.50	2,054	(53)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(237)
LVF Holdings, Inc.	Revolver	0.50	1,226	(62)
Material Holdings, LLC	Delayed Draw	0.00	977	(36)
Material Holdings, LLC	Revolver	1.00	115	(4)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	413	(8)
Medical Manufacturing Technologies, LLC	Revolver	0.50	640	(13)
NEFCO Holding Company LLC	Delayed Draw	1.00	739	(21)
NEFCO Holding Company LLC	Revolver	0.50	941	(26)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	32	(1)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	11,162	(326)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,269	(37)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	180	(3)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,530	(36)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
Oranje Holdco, Inc.	Revolver	0.50	503	(11)
Pestco Intermediate, LLC	Delayed Draw	2.00	694	(21)
Pestco Intermediate, LLC	Revolver	0.50	119	(4)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	7,448	(113)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,552	(39)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	—
PXO Holdings I Corp.	Delayed Draw	1.00	443	(6)
PXO Holdings I Corp.	Revolver	0.50	657	(9)
QNNECT, LLC	Delayed Draw	1.00	662	(12)
Quantic Electronics, LLC	Delayed Draw	1.00	2,126	(89)
Quantic Electronics, LLC	Revolver	0.50	276	(12)
Radwell Parent, LLC	Revolver	0.38	302	(6)
RSC Acquisition, Inc.	Revolver	0.50	420	(14)
Sapphire Convention, Inc.	Revolver	0.50	4,188	(93)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	39	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50	12	—
Smarsh Inc.	Delayed Draw	1.00	408	(10)
Smarsh Inc.	Revolver	0.50	163	(4)
Spotless Brands, LLC	Delayed Draw	1.00	20,000	(356)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**		Fair Value
Spotless Brands, LLC	Revolver	0.50%		$877	$(24)
Tank Holding Corp.	Revolver	0.38		593	(12)
The Carlstar Group LLC	Revolver	0.50		3,657	(32)
Trader Corporation (Canada)	Revolver	0.50	C$	91	(3)
Tufin Software North America, Inc.	Delayed Draw	—		191	(5)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(32)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(35)
U.S. Legal Support, Inc.	Revolver	0.50		496	(8)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(61)
Wineshipping.com LLC	Revolver	0.50		1,033	(39)
Total unfunded commitments				$165,283	$(4,094)
As of March 31, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,745,841	$1,692,273	83.7%
Second Lien Debt	262,570	257,179	12.7
Equity Investments	66,919	72,953	3.6
Total	$2,075,330	$2,022,405	100.0%
The rate type of debt investments at fair value as of March 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,985,721	$1,927,591	98.9%
Fixed Rate	22,690	21,861	1.1%
Total	$2,008,411	$1,949,452	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of March 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$166,618	$156,107	7.7%
Automotive	113,776	113,100	5.6
Beverage & Food	80,219	76,400	3.8
Business Services	207,845	205,263	10.1
Capital Equipment	91,824	94,351	4.7
Chemicals, Plastics & Rubber	79,466	79,170	3.9
Construction & Building	54,466	53,602	2.7
Consumer Goods: Durable	436	426	0.0
Consumer Goods: Non-Durable	8,251	8,036	0.4
Consumer Services	120,727	119,189	5.9
Containers, Packaging & Glass	75,167	71,355	3.5
Diversified Financial Services	151,699	151,605	7.5
Energy: Oil & Gas	33,236	33,413	1.7
Environmental Industries	79,205	77,948	3.9
Healthcare & Pharmaceuticals	177,627	159,236	7.9
High Tech Industries	64,161	62,934	3.1
Leisure Products & Services	141,819	133,756	6.6
Media: Diversified & Production	39,565	39,561	2.0
Retail	30,866	30,867	1.5
Software	280,612	279,250	13.8
Sovereign & Public Finance	182	619	0.0
Telecommunications	32,164	31,654	1.6
Transportation: Cargo	20,783	20,281	1.0
Utilities: Electric	913	888	0.0
Wholesale	23,703	23,394	1.1
Total	$2,075,330	$2,022,405	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of March 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,399	$1,418	0.1%
Canada	111,721	112,283	5.6
Italy	5,819	5,593	0.3
Luxembourg	75,083	69,748	3.4
Sweden	1,168	285	0.0
United Kingdom	66,885	65,584	3.2
United States	1,813,255	1,767,494	87.4
Total	$2,075,330	$2,022,405	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (84.0% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$19,826	$19,300	$19,141	1.66%
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	6.25%	10.67%	12/17/2020	12/17/2026	17,099	16,818	16,899	1.47
Airnov, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/20/2019	12/19/2025	25,253	25,031	25,094	2.18
Allied Universal Holdco LLC	^	(2)(3)(13)	Business Services	LIBOR	3.75%	8.17%	2/17/2021	5/14/2028	493	494	467	0.04
Alpine Acquisition Corp II	^+	(2)(3)(6)(13)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	20,889	20,467	19,988	1.74
American Physician Partners, LLC	+#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	1/7/2019	8/5/2022	41,107	41,107	35,486	3.08
American Physician Partners, LLC	^	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	12/16/2022	2/15/2023	838	801	788	0.07
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2018	6/22/2024	27,226	27,083	26,552	2.31
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	LIBOR	5.75%	10.52%	12/29/2020	12/29/2026	533	524	531	0.06
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2021	5/6/2027	44,333	43,605	42,519	3.69
Apptio, Inc.	^+#	(2)(3)(6)	Software	LIBOR	6.00%	9.94%	1/10/2019	1/10/2025	36,961	36,660	36,961	3.21
Ascend Buyer, LLC	#	(2)(3)(6)(13)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	12,497	12,264	12,255	1.06
Associations, Inc.	^#	(2)(3)(6)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	12,851	12,751	12,448	1.08
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(7)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	1,445	1,398	1,398	0.12
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	LIBOR	6.00%	10.32%	12/24/2019	12/24/2026	36,469	35,892	34,463	2.99
Avalara, Inc.	+#	(2)(3)(6)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	13,500	13,139	13,051	1.13
Barnes & Noble, Inc.	+#	(2)(3)(10)(13)	Retail	SOFR	8.31%	12.73%	8/7/2019	12/20/2026	27,848	27,105	26,771	2.32
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(7)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.46%	8/8/2022	8/8/2028	12,794	12,503	12,367	1.08
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2019	9/30/2026	29,057	28,625	28,534	2.48
Bradyifs Holdings, LLC	#	(2)(3)(6)(13)	Wholesale	SOFR	6.25%	10.83%	2/21/2020	11/22/2025	19,437	19,190	19,215	1.67
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(7)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	11.38%	10/20/2021	10/20/2028	€ 5,189	5,815	5,505	0.48
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(7)	Consumer Goods: Non-Durable	LIBOR	6.25%	8.38%	10/20/2021	10/20/2028	€—	—	(40)	0.00
Celerion Buyer, Inc.	#	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	1,576	1,528	1,527	0.13
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.00%	9.77%	5/1/2019	5/1/2025	38,764	38,396	38,488	3.34

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7)(13)	Software	SOFR	4.50%	8.57%	8/30/2018	8/30/2024	$14,231	$14,195	$14,019	1.22%
CircusTrix Holdings, LLC	^+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	2/2/2018	1/16/2024	10,555	10,531	10,476	0.91
CircusTrix Holdings, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	1/8/2021	7/16/2023	557	500	557	0.05
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2018	6/18/2024	42,400	42,137	40,944	3.56
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(7)	Software	SOFR	5.50%	9.17%	7/2/2019	7/2/2026	55,639	54,975	55,065	4.78
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	SOFR	7.50%	11.06%	9/3/2020	7/2/2026	1,860	1,823	1,848	0.16
CPI Intermediate Holdings, Inc.	#	(2)(3)(6)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	3,872	3,790	3,776	0.33
CST Holding Company	#	(2)(3)(6)(13)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	2,516	2,436	2,434	0.21
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	3/11/2021	4/3/2028	12,104	11,966	11,458	1.00
Denali Midco 2, LLC	#	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	7,696	7,411	7,317	0.64
Dermatology Associates	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	10.80%	2/15/2018	3/31/2023	9,126	9,126	9,117	0.79
Dermatology Associates	^	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	11.40% (100% PIK)	12.77%	2/15/2018	3/31/2023	10,096	6,106	7,176	0.62
Diligent Corporation	^	(2)(3)(6)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2020	8/4/2025	659	647	630	0.05
Dwyer Instruments, Inc.	#	(2)(3)(6)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	13,765	13,535	13,536	1.19
Eliassen Group, LLC	^+	(2)(3)(6)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	20,956	20,628	20,673	1.80
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	14,107	13,847	13,540	1.18
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2021	4/19/2028	922	906	877	0.08
Excel Fitness Holdings, Inc.	^+	(2)(3)(6)(13)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	6,671	6,541	6,344	0.55
Excel Fitness Holdings, Inc.	#	(2)(3)(13)	Leisure Products & Services	SOFR	5.75%	10.53%	8/11/2022	4/29/2029	2,868	2,785	2,792	0.24
Excelitas Technologies Corp.	^+#	(2)(3)(6)(13)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	6,348	6,214	6,092	0.53
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€2,551	2,567	2,633	0.23
FPG Intermediate Holdco, LLC	^	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	854	693	469	0.04
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	SOFR	7.00%	11.58%	3/1/2021	9/1/2028	32,796	32,065	31,504	2.74
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	80	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	12.16%	2/28/2022	2/28/2029	£7,338	9,550	8,672	0.75

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(7)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.18%	2/28/2022	2/28/2029	£1,790	$2,048	$2,087	0.18%
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	LIBOR	5.25%	9.95%	12/13/2017	12/13/2024	$10,846	10,809	10,774	0.94
Heartland Home Services, Inc.	#	(2)(3)(6)	Consumer Services	LIBOR	5.75%	10.10%	2/10/2022	12/15/2026	3,863	3,821	3,773	0.33
Heartland Home Services, Inc.	+#	(2)(3)(6)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2020	12/15/2026	31,614	31,148	31,283	2.72
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.50%	10.67%	12/14/2020	12/14/2026	18,497	18,136	17,818	1.55
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	17,155	16,831	16,131	1.40
HS Spa Holdings Inc.	^+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,605	8,422	8,336	0.72
iCIMS, Inc.	^+#	(2)(3)(6)	Software	SOFR	7.25%	11.52%	8/18/2022	8/18/2028	25,719	25,251	24,443	2.12
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(7)	Leisure Products & Services	LIBOR	9.00%	10.95%	5/28/2021	5/28/2027	€33,000	39,215	34,707	3.01
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Diversified Financial Services	LIBOR	6.05%	9.95%	1/15/2020	8/27/2025	24,351	24,155	23,538	2.04
Integrity Marketing Acquisition, LLC	#	(2)(3)	Diversified Financial Services	LIBOR	6.05%	10.57%	8/7/2020	8/27/2025	7,833	7,782	7,551	0.66
IQN Holding Corp.	^+	(2)(3)(6)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029	6,823	6,749	6,699	0.58
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027	16,521	16,181	15,325	1.33
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/3/2019	7/1/2026	25,051	24,770	24,788	2.15
Kaseya, Inc.	+	(2)(3)(6)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029	35,453	34,725	34,324	2.98
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.75%	10.16%	10/18/2019	10/18/2026	51,929	51,315	48,694	4.23
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,875	9,710	8,927	0.78
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	4.50%	8.35%	6/3/2019	6/3/2024	2,034	2,022	2,034	0.18
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027	41,295	40,564	38,736	3.36
Material Holdings, LLC	#	(2)(3)(6)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027	15,982	15,701	15,202	1.32
Maverick Acquisition, Inc.	^+#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027	43,522	42,846	36,159	3.14
Medical Manufacturing Technologies, LLC	#	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027	14,450	14,185	14,154	1.23
NEFCO Holding Company LLC	+#	(2)(3)(6)(13)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028	11,051	10,777	10,769	0.94
North Haven Fairway Buyer, LLC	^+#	(2)(3)(6)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028	11,530	10,959	11,098	0.96
North Haven Stallone Buyer, LLC	^	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027	—	(4)	(4)	0.00
Oak Purchaser, Inc.	^+	(2)(3)(6)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	5,851	5,779	5,663	0.49

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	10.73%	7/12/2021	7/12/2027		€6,444	$6,342	$6,276	0.55%
PF Atlantic Holdco 2, LLC	#	(2)(3)(6)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027		29,515	28,852	28,819	2.50
PF Growth Partners, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.48%	7/1/2019	7/11/2025		7,957	7,900	7,902	0.69
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029		7,481	6,733	6,013	0.52
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(7)	Software	LIBOR	6.50%	10.67%	2/1/2021	2/1/2026		14,618	14,361	14,618	1.27
PXO Holdings I Corp.	^+	(2)(3)(6)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028		8,534	8,364	8,357	0.73
QNNECT, LLC	#	(2)(3)(6)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029		2,641	2,542	2,541	0.22
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	10.97%	11/19/2020	11/19/2026		15,582	15,344	14,768	1.28
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	10.95%	3/1/2021	3/1/2027		9,832	9,652	9,218	0.80
Radwell Parent, LLC	#	(2)(3)(6)(13)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029		4,651	4,503	4,501	0.39
Regency Entertainment, Inc.	+	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	11.13%	5/22/2020	10/22/2025		40,000	39,529	39,520	3.43
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2019	5/22/2025		19,374	19,203	19,374	1.68
RSC Acquisition, Inc.	+#	(2)(3)(6)(13)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2019	11/1/2026		33,554	33,136	31,983	2.78
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	LIBOR	5.25%	9.80%	11/20/2018	11/20/2025		28,051	27,771	27,341	2.37
SCP Eye Care HoldCo, LLC	^	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029		122	117	118	0.01
Smarsh Inc.	^+	(2)(3)(6)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		3,673	3,596	3,493	0.30
SPay, Inc.	^+	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	13.73%	6/15/2018	6/17/2024		24,292	24,176	21,332	1.85
Speedstar Holding, LLC	+#	(2)(3)	Automotive	LIBOR	7.00%	11.73%	1/22/2021	1/22/2027		26,694	26,305	26,510	2.30
Spotless Brands, LLC	+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028		33,832	33,179	32,779	2.85
Tank Holding Corp.	^+	(2)(3)(6)(13)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2022	3/31/2028		19,009	18,655	18,486	1.61
TCFI Aevex LLC	+#	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2020	3/18/2026		28,558	28,217	26,099	2.27
The Carlstar Group LLC	#	(2)(3)(6)(13)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		14,446	14,087	14,210	1.23
Trader Corporation (Canada)	+#	(2)(3)(6)(7)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	1,208	864	869	0.08
Trafigura Trading LLC	^	(2)(3)(6)(12) (13)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		8,250	8,076	8,185	0.71
Tufin Software North America, Inc.	^+#	(2)(3)(6)(13)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028		27,040	26,502	26,162	2.27
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	LIBOR	6.00%	11.15%	12/2/2019	12/2/2025		41,997	41,404	41,211	3.58

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
U.S. Legal Support, Inc.	^+	(2)(3)(6)(13)	Business Services	SOFR	5.75%	10.33%	11/30/2018	11/30/2024	$21,790	$21,629	$21,379	1.86%
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage & Food	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,495	19,778	20,045	1.74
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026	€3,384	$3,826	$3,858	0.34
US INFRA SVCS Buyer, LLC	+#	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2020	4/13/2026	56,693	56,016	53,796	4.67
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027	990	973	941	0.08
USR Parent Inc.	+	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027	4,222	4,185	4,025	0.35
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2018	9/13/2024	27,918	27,759	27,326	2.37
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.79%	7/1/2021	9/13/2024	4,957	4,882	4,852	0.42
Wineshipping.com LLC	#	(2)(3)(6)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027	14,617	14,322	13,212	1.15
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027	444	437	427	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.00%	9.53%	9/30/2020	11/1/2025	9,802	9,591	9,783	0.85
First Lien Debt Total										$1,802,253	$1,755,773	152.48%
Second Lien Debt (12.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028	$7,587	$7,451	$7,398	0.64%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2020	1/17/2028	30,327	29,841	31,237	2.71
Aimbridge Acquisition Co., Inc.	+	(2)	Leisure Products & Services	LIBOR	7.50%	11.62%	2/1/2019	2/1/2027	21,047	20,713	19,024	1.65
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029	38,180	37,263	36,639	3.18
AQA Acquisition Holdings, Inc.	+	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	5/14/2021	3/3/2029	5,538	5,422	5,271	0.46
Blackbird Purchaser, Inc.	^+	(2)(3)(6)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	9,194	8,991	8,490	0.74
Brave Parent Holdings, Inc.	+	(2)	Software	LIBOR	7.50%	11.88%	10/3/2018	4/19/2026	18,197	17,978	17,504	1.52
Drilling Info Holdings, Inc.	^	(2)	Energy: Oil & Gas	LIBOR	8.25%	12.64%	2/11/2020	7/30/2026	18,600	18,283	18,740	1.63
Jazz Acquisition, Inc.	+	(2)	Aerospace & Defense	LIBOR	8.00%	12.38%	6/13/2019	6/18/2027	23,450	23,227	21,875	1.90
Outcomes Group Holdings, Inc.	#	(2)	Business Services	LIBOR	7.50%	12.23%	10/23/2018	10/26/2026	1,731	1,728	1,690	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	11.91%	10/28/2020	10/28/2028	14,089	13,772	13,874	1.20
Peraton Corp.	+	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.09%	2/24/2021	2/1/2029	11,941	11,790	11,550	1.00
Quartz Holding Company	+	(2)	Software	LIBOR	8.00%	12.38%	4/2/2019	4/2/2027	11,900	11,754	11,420	0.99

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	11.74%	3/12/2020	3/12/2028	£20,000	$24,831	$22,281	1.93%
TruGreen Limited Partnership	+	(2)(3)	Consumer Services	LIBOR	8.50%	13.43%	11/16/2020	11/2/2028	$13,000	12,794	11,120	0.97
World 50, Inc.	#	(11)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,660	22,821	1.97
Second Lien Debt Total										$269,498	$260,934	22.66%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (3.5% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$675	0.06%
Appriss Health, LLC	^	(8)	Healthcare & Pharmaceuticals	5/6/2021	1	500	482	0.04
Atlas Ontario LP (Canada)	^	(7)(8)	Business Services	4/7/2021	5,114	5,114	5,114	0.44
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	104	545	0.05
Blackbird Holdco, Inc.	^	(8)	Capital Equipment	12/14/2021	7	7,206	6,807	0.59
Buckeye Parent, LLC	^	(8)	Automotive	12/22/2021	442	442	288	0.03
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	428	595	0.05
Cority Software Inc. (Canada)	^	(7)(8)	Software	7/2/2019	250	250	641	0.06
ECP Parent, LLC	^	(8)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(8)	Beverage & Food	10/29/2021	4	351	249	0.02
Integrity Marketing Group, LLC	^	(8)	Diversified Financial Services	12/21/2021	16,705	16,472	16,597	1.44
K2 Insurance Services, LLC	^	(8)	Diversified Financial Services	7/3/2019	433	306	867	0.08
NearU Holdings LLC	^	(8)	Consumer Services	8/16/2022	25	2,470	2,470	0.21
NEFCO Holding Company LLC	^	(8)	Construction & Building	8/5/2022	1	628	628	0.05
North Haven Goldfinch Topco, LLC	^	(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,300	0.11
Pascal Ultimate Holdings, L.P	^	(8)	Capital Equipment	7/21/2021	36	364	850	0.07
Picard Parent, Inc.	^	(8)	High Tech Industries	9/30/2022	9	8,526	8,520	0.74
Profile Holdings I, LP	^	(8)	Chemicals, Plastics & Rubber	3/8/2022	3	262	336	0.03
Sinch AB (Sweden)	^	(7)(8)	High Tech Industries	3/26/2019	104	1,168	382	0.03
Talon MidCo 1 Limited	^	(8)	Software	8/17/2022	145,632	1,456	1,611	0.14
Tank Holding Corp.	^	(8)	Capital Equipment	3/26/2019	850	—	2,687	0.23
Titan DI Preferred Holdings, Inc.	^	(8)	Energy: Oil & Gas	2/11/2020	14,666	14,439	14,263	1.24
Turbo Buyer, Inc.	^	(8)	Automotive	12/2/2019	1,925	933	2,307	0.20
U.S. Legal Support Investment Holdings, LLC	^	(8)	Business Services	11/30/2018	641	641	551	0.05
Unifrutti Financing PLC (Cyprus)	^	(7)(8)	Beverage & Food	10/22/2020	2	2,131	2,816	0.24
Unifrutti Financing PLC (Cyprus)	^	(7)(8)	Beverage & Food	10/22/2020	1	532	1,227	0.11
W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	190	698	0.06
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	439	213	368	0.03
Equity Investments Total						$68,033	$74,164	6.44%
Total investments—non-controlled/non-affiliated						$2,139,784	$2,090,871	181.58%
Total investments						$2,139,784	$2,090,871	181.58%
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or SPV2.
# Denotes that all or a portion of the assets are owned by the Company's wholly-owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the "SPV2 Credit Facility", and together with the Subscription Facility and the SPV Credit Facility, the "Credit Facilities"). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).
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
(5)Fair value is determined in good faith by the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$598	$(15)
ADPD Holdings, LLC	Delayed Draw	0.50	2,166	(53)
ADPD Holdings, LLC	Delayed Draw	0.50	3,902	(96)
ADPD Holdings, LLC	Revolver	0.50	1,243	(31)
Advanced Web Technologies Holding Company	Revolver	0.50	1,708	(17)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,000	(10)
Airnov, Inc.	Revolver	0.50	2,292	(13)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(128)
American Physician Partners, LLC	Delayed Draw	1.00	1,673	(33)
Analogic Corporation	Revolver	0.50	294	(7)
Applied Technical Services, LLC	Revolver	0.50	37	—
Appriss Health, LLC	Revolver	0.50	2,963	(114)
Apptio, Inc.	Revolver	0.50	947	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(23)
Associations, Inc.	Revolver	0.50	723	(21)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	(4)
Avalara, Inc.	Revolver	0.50	1,350	(41)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
Blackbird Purchaser, Inc.	Delayed Draw	1.00%	$3,065	$(176)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	1,619	(45)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	958	(27)
Bradyifs Holdings, LLC	Revolver	0.50	2,539	(26)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	—
Bubbles Bidco S.P.A. (Italy)	Revolver	0.00	€537	—
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(6)
Celerion Buyer, Inc.	Revolver	0.50	125	(3)
Chartis Holding, LLC	Revolver	0.50	2,401	(16)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(13)
Comar Holding Company, LLC	Revolver	0.50	1,467	(49)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(29)
CPI Intermediate Holdings, Inc.	Delayed Draw	0.00	927	(19)
CST Holding Company	Revolver	0.50	212	(6)
DCA Investment Holding LLC	Delayed Draw	1.00	111	(6)
Denali Midco 2, LLC	Delayed Draw	1.00	2,286	(87)
Diligent Corporation	Revolver	0.50	33	(1)
Dwyer Instruments, Inc.	Revolver	0.50	994	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Revolver	0.50	320	(12)
Excelitas Technologies Corp.	Delayed Draw	0.50	303	(11)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(347)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(54)
Greenhouse Software, Inc.	Revolver	0.50	733	(27)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,043	(19)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(7)
Heartland Home Services, Inc.	Delayed Draw	0.75	1,259	(22)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(27)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Delayed Draw	0.00	6,831	(249)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
iCIMS, Inc.	Revolver	0.50%	$2,449	$(89)
IQN Holding Corp.	Revolver	0.50	489	(8)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(201)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(22)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Revolver	0.50	992	(54)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)
Material Holdings, LLC	Delayed Draw	0.00	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(22)
Medical Manufacturing Technologies, LLC	Revolver	0.50	723	(14)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	413	(8)
NEFCO Holding Company LLC	Revolver	0.50	1,527	(30)
NEFCO Holding Company LLC	Delayed Draw	1.00	760	(15)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,106	(22)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	82	(1)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	11,162	(201)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,269	(23)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200	(4)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,623	(38)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(48)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	—
PXO Holdings I Corp.	Delayed Draw	1.00	443	(8)
PXO Holdings I Corp.	Revolver	0.50	657	(12)
QNNECT, LLC	Delayed Draw	1.00	693	(21)
Quantic Electronics, LLC	Revolver	0.50	276	(14)
Quantic Electronics, LLC	Delayed Draw	1.00	2,126	(109)
Radwell Parent, LLC	Revolver	0.38	349	(10)
RSC Acquisition, Inc.	Revolver	0.50	1,096	(50)
Sapphire Convention, Inc.	Revolver	0.50	4,188	(92)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	39	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50	17	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**		Fair Value
Smarsh Inc.	Delayed Draw	1.00%		$408	$(17)
Smarsh Inc.	Revolver	0.50		204	(9)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		690	(18)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	91	(3)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Delayed Draw	0.00		115	(4)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(38)
U.S. Legal Support, Inc.	Revolver	0.50		638	(12)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(127)
Wineshipping.com LLC	Revolver	0.50		1,509	(120)
Total unfunded commitments				$159,074	$(4,353)
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,024,487	$1,969,983	97.7%
Fixed Rate	47,264	46,724	2.3
Total	$2,071,751	$2,016,707	100.0%
The industry composition of investments at fair value as of December 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$173,169	$162,374	7.8%
Automotive	113,988	114,594	5.5
Beverage & Food	106,335	102,424	4.9
Business Services	203,998	200,407	9.6
Capital Equipment	91,940	92,821	4.4
Chemicals, Plastics & Rubber	79,503	78,451	3.8
Construction & Building	52,781	52,379	2.5
Consumer Goods: Durable	437	427	0.0
Consumer Goods: Non-Durable	8,251	7,899	0.4
Consumer Services	139,784	137,565	6.6
Containers, Packaging & Glass	100,587	98,526	4.7
Diversified Financial Services	150,561	148,508	7.1
Energy: Oil & Gas	32,722	33,003	1.6
Environmental Industries	74,152	71,614	3.4
Healthcare & Pharmaceuticals	173,512	166,460	8.0
High Tech Industries	63,742	62,262	3.0
Leisure Products & Services	141,213	131,953	6.3
Media: Diversified & Production	39,529	39,520	1.9
Metals & Mining	8,076	8,185	0.4
Retail	31,290	30,796	1.5
Software	276,758	273,752	13.1
Sovereign & Public Finance	182	623	0.0
Telecommunications	32,208	31,747	1.5
Transportation: Cargo	20,467	19,988	0.9
Utilities: Electric	906	877	0.0
Wholesale	23,693	23,716	1.1
Total	$2,139,784	$2,090,871	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,398	$1,398	0.1%
Canada	111,536	111,939	5.4
Cyprus	26,267	27,946	1.3
Italy	5,815	5,465	0.3
Luxembourg	75,107	69,170	3.3
Sweden	1,168	382	0.0
United Kingdom	66,270	64,277	3.1
United States	1,852,223	1,810,294	86.5
Total	$2,139,784	$2,090,871	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2023
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “CARS” or the “Company”) is a Maryland corporation formed on February 10, 2017, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C., (“CGCIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
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
Effective March 3, 2017 the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and effective March 29, 2022 the Company’s name was changed to Carlyle Credit Solutions, Inc.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C., (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
Carlyle Credit Solutions SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 28, 2019. The SPV invests in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
Carlyle Credit Solutions SPV 2 LLC (“SPV2,” and collectively with the SPV, the “SPVs”) is a Delaware limited liability company that was formed on March 10, 2020. SPV2 is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.

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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPVs. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the unaudited consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for further information about fair value measurements. In 2023, the Company began presenting net realized currency (gain) loss on non-investment assets and liabilities and net realized (gain) loss on investments separately in the accompanying Consolidated Statements of Cash Flows, which was previously presented together as net realized (gain) loss on investments and non-investment assets and liabilities. Prior periods have been conformed to the current presentation.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2023 and December 31, 2022, the Company had restricted cash balances of $55,773 and $51,725, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company's financing transactions. As of March 31, 2023 and December 31, 2022, approximately $2,510 and $2,399, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $151,851 and $206,773, respectively, which represents approximately 7.5% and 9.9% of total investments at fair value, respectively. For the three month periods ended March 31, 2023 and 2022, the Company earned $2,773 and $2,546 in PIK income, respectively. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2023 and 2022, the Company earned $2,318 and $1,937, respectively, in other income, primarily from prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio on non-accrual status was $31,229 and $7,176, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2023 and December 31, 2022 and for the periods then ended.
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
In 2022, the Company began presenting interest expense and credit facility fees together in the accompanying Consolidated Statements of Operations, which had previously been presented as separate financial statement line items. Prior periods have been conformed to the current presentation.
In 2023, the Company began presenting net realized currency gain (loss) on liabilities as part of foreign currency translation within Note 5, Borrowings. Prior periods have been conformed to the current presentation in Note 5, Borrowings, and in the accompanying Consolidated Statements of Cash Flows.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. The Company incurred $103 in excise tax for the three month period ended March 31, 2023. The Company did not incur excise tax for the three month period ended March 31, 2022.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its unaudited consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPVs are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders on shares of common stock purchased in the New Continuous Offering who do not elect to receive their dividends on such shares in cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution on shares of common stock purchased in the New Continuous Offering then stockholders who have not opted out of our dividend reinvestment plan with respect to such shares will have their cash distributions on such shares purchased in the New Continuous Offering automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Shares issued under the dividend reinvestment plan will not reduce outstanding capital commitments.
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
Recent Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04, 2021-01, and 2022-06 on its unaudited consolidated financial statements. The Company does not expect this guidance to impact its unaudited consolidated financial statements.
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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior

Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2023 and December 31, 2022.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,692,273	$1,692,273
Second Lien Debt	—	—	257,179	257,179
Equity Investments	—	—	72,953	72,953
Total	$—	$—	$2,022,405	$2,022,405

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,755,773	$1,755,773
Second Lien Debt	—	—	260,934	260,934
Equity Investments	—	—	74,164	74,164
Total	$—	$—	$2,090,871	$2,090,871
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,755,773	$260,934	$74,164	$2,090,871
Purchases	31,912	323	1,514	33,749
Sales	(20,072)	(6,372)	—	(26,444)
Paydowns	(69,914)	(1,000)	(2,475)	(73,389)
Accretion of discount	2,581	170	44	2,795
Net realized gains (losses)	(919)	(49)	(197)	(1,165)
Net change in unrealized appreciation (depreciation)	(7,088)	3,173	(97)	(4,012)
Balance, end of period	$1,692,273	$257,179	$72,953	$2,022,405
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(6,662)	$3,173	$1,283	$(2,206)

	Financial Assets
	For the three month period ended March 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,674,715	$337,899	$57,469	$2,070,083
Purchases	62,012	248	1,371	63,631
Sales	—	—	—	—
Paydowns	(119,380)	(41,838)	(1,017)	(162,235)
Accretion of discount	3,013	768	7	3,788
Net realized gains (losses)	3,403	—	1,129	4,532
Net change in unrealized appreciation (depreciation)	(15,834)	(2,400)	(210)	(18,444)
Balance, end of period	$1,607,929	$294,677	$58,749	$1,961,355
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(10,752)	$(1,411)	$(210)	$(12,373)

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Investment Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2023 and December 31, 2022:

	Fair Value as of March 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,607,557	Discounted Cash Flow	Discount Rate	5.53%	27.81%	8.74%
	44,117	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.75%
	40,599	Income Approach	Discount Rate	9.08%	10.29%	9.77%
		Market Approach	Comparable Multiple	9.62x	10.86x	10.16x
Total First Lien Debt	1,692,273
Investments in Second Lien Debt	257,179	Discounted Cash Flow	Discount Rate	8.73%	13.12%	10.00%
Total Second Lien Debt	257,179
Investments in Equity	72,953	Income Approach	Discount Rate	7.22%	12.22%	9.50%
		Market Approach	Comparable Multiple	9.10x	19.00x	15.30x
Total Equity Investments	72,953
Total Level 3 Investments	$2,022,405

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,677,160	Discounted Cash Flow	Discount Rate	4.84%	17.96%	8.80%
	62,319	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.50%
	16,294	Income Approach	Discount Rate	9.03%	9.03%	9.03%
		Market Approach	Comparable Multiple	10.51x	10.51x	10.51x
Total First Lien Debt	1,755,773
Investments in Second Lien Debt	260,934	Discounted Cash Flow	Discount Rate	8.96%	13.33%	10.30%
Total Second Lien Debt	260,934
Investments in Equity	74,164	Income Approach	Discount Rate	7.22%	11.94%	9.45%
		Market Approach	Comparable Multiple	9.10x	17.24x	10.91x
Total Equity Investments	74,164
Total Level 3 Investments	$2,090,871
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
4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and renewed automatically for successive annual periods with the specific approval of the Board of Directors, including the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On October 11, 2021, the Board, including all of its Independent Directors, reviewed and approved the terms of an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) for an initial term of two years, conditional upon stockholders’ approval of the proposal to convert the Company to a perpetual life BDC as discussed above.
Pursuant to the Investment Advisory Agreement and the Amended and Restated Investment Advisory Agreement effective as of January 21, 2022 as discussed below, and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
From the period September 12, 2021 until January 21, 2022, the management fee was calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter. “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Original Investment Period (as defined below) which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors.
Under the Investment Advisory Agreement, the incentive fee consisted of two parts. The first part was calculated and payable quarterly in arrears and equaled 15.0% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeded a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
On January 21, 2022, stockholders approved the Amended and Restated Investment Advisory Agreement, which the Company entered into effective as of the date of such approval. Pursuant to the Amended and Restated Investment Advisory Agreement, (i) the income-based incentive fee rate was reduced from 15.0% to 12.5%, and the "hurdle rate" was reduced from 1.75% (7.0% annualized) to 1.25% (5.0% annualized); (ii) the capital gains incentive fee was reduced from 15.0% to 12.5%; and (iii) the calculation of the annual base management fee was changed to 1.00% of the Company's net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company's average Capital Under Management. The terms of the Amended and Restated Investment Advisory Agreement were effective upon execution of the agreement, except for the change to the income-based incentive fee which became effective for the calendar quarter ending June 30, 2022. The Amended and Restated Investment Advisory Agreement will continue in effect until January 21, 2024 and, unless terminated earlier, will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Directors. On May 4, 2023, the Board of Directors, including a majority of the Independent Directors, approved the continuance of the Amended and Restated Investment Advisory Agreement for an additional one year term. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

Below is a summary of the base management fees and incentive fees incurred during the three month periods ended March 31, 2023 and 2022:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Base management fees	$2,747	$2,800
Incentive fee on pre-incentive fee net investment income	5,026	4,917
Total base management fees and incentive fees	$7,773	$7,717
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three month periods ended March 31, 2023 and 2022, the Company did not incur any capital gains incentive fees.
As of March 31, 2023 and December 31, 2022, $7,777 and $7,703, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company's allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company's allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer, Chief Compliance Officer, and Treasurer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company's internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as amended. Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the three month periods ended March 31, 2023 and 2022, the Company incurred $127 and $314, respectively, in fees under the Administration Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $564 and $854, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the three month periods ended March 31, 2023 and 2022, the Company incurred $223 and $263, respectively, in fees under the State Street Sub-Administration Agreement. These fees were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $852 and $842, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three month period ended March 31, 2023, TCG received $780 in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock, and TCG paid these amounts as placement fees to sub-placement agents. No such fees were earned by TCG during the three month periods ended March 31, 2022.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three month periods ended March 31, 2023 and 2022, the Company incurred $78 and $95, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of March 31, 2023 and December 31, 2022, no fees or expenses associated with its Independent Directors were payable.
5. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. The Company was party to the Subscription Facility until its termination on October 3, 2022, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2023 and December 31, 2022, asset coverage was 218.29% and 217.21%, respectively, and the SPV and SPV2 were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the Credit Facilities for the three month periods ended March 31, 2023 and 2022.

	For the three month periods ended
	March 31, 2023	March 31, 2022
Outstanding borrowing, beginning of period	$982,404	$966,947
Borrowings	71,000	33,826
Repayments	(104,886)	(108,162)
Foreign currency translation	1,086	(3,314)
Outstanding borrowing, end of period	$949,604	$889,297
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021 and March 28, 2022. The SPV Credit Facility provides for secured borrowings of $700,000 as of March 31, 2023, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2024, and a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the

SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021, March 7, 2022, and September 20, 2022. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of March 31, 2023, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025, and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40%. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

Summary of Credit Facilities
The Credit Facilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$587,304	$112,696	$46,636
SPV2 Credit Facility	550,000	362,300	187,700	94,708
Total	$1,250,000	$949,604	$300,396	$141,344

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Short Term Liabilities
In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Repurchase Obligations”), pursuant to which the Company may grant the counterparty a 100% undivided participation interest in certain investments, as disclosed in the consolidated schedule of investments in exchange for financing secured by the principal of each investment. Each Repurchase Obligation is intended to be settled and terminated between 30 and 90 calendar days following the execution of the agreement. As of March 31, 2023 and December 31, 2022, the Company had no outstanding Repurchase Obligations. For the three month periods ended March 31, 2023 and 2022, the Company did not enter into any Repurchase Obligations.

For the three month periods ended March 31, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Interest expense	$16,484	$6,198
Facility unused commitment fee	379	301
Amortization of deferred financing costs	421	403
Total interest expense and credit facility fees	$17,284	$6,902
Cash paid for interest expense and credit facility fees	$15,419	$6,575

Average principal debt outstanding	$952,340	$929,713
Weighted average interest rate	6.92%	2.65%
As of March 31, 2023 and December 31, 2022, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2023	December 31, 2022
Interest expense payable	$14,618	$13,344
Unused commitment fees payable	283	215
Total interest expense and credit facility fees payable	$14,901	$13,559
Weighted average interest rate (1)	7.03%	6.00%
(1) Based on floating LIBOR and SOFR rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2023 and December 31, 2022:

	As of
Payment Due by Period	March 31, 2023	December 31, 2022
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	587,304	622,104
More than 5 Years	362,300	360,300
Total	$949,604	$982,404
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2023 and December 31, 2022 for any such exposure.

As of March 31, 2023 and December 31, 2022, the Company had $1,302,510 and $1,285,690, respectively, in total capital commitments from stockholders, of which $16,820 and $13,210, respectively, was unfunded. As of March 31, 2023 and December 31, 2022, current officers had $500 in capital commitments to the Company.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	March 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$96,205	$79,647
Unfunded revolving commitments	69,078	79,427
Total unfunded commitments	$165,283	$159,074
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
For the three month period ended March 31, 2023, the Company repurchased and extinguished 2,117,816 shares for $41,763 in connection with the tender offers as discussed below.
The following table summarizes capital activity during the three month period ended March 31, 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	674,324	7	13,203	—	—	—	13,210
Dividend reinvestment	32,268	—	641	—	—	—	641
Repurchase of common stock	(2,117,816)	(21)	(41,742)	—	—	—	(41,763)
Net investment income (loss)	—	—	—	35,246	—	—	35,246
Net realized gain (loss)	—	—	—	—	(1,338)	—	(1,338)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(4,012)	(4,012)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,093)	(1,093)
Dividends declared	—	—	—	(29,059)	—	—	(29,059)
Balance, end of period	56,985,292	$570	$1,160,822	$15,006	$(7,335)	$(45,730)	$1,123,333

The following table summarizes capital activity during the three month period ended March 31, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Common stock issued	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	27,976	—	—	27,976
Net realized gain (loss)	—	—	—	—	3,194	—	3,194
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(18,444)	(18,444)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	4,652	4,652
Dividends declared	—	—	—	(28,503)	(5,914)	—	(34,417)
Balance, end of period	57,005,057	$570	$1,160,819	$1,685	$1,075	$(14,947)	$1,149,202

Share Issuances
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the three month period ended March 31, 2023.

	Shares Issued	Proceeds
January 6, 2023	674,324	$13,210
Total	674,324	$13,210
On March 30, 2023, the Company delivered a capital drawdown notice to its investors relating to the issuance of 854,675 shares for an aggregate offering price of approximately $16,820. The shares were issued on April 11, 2023.
Subscription and share issuance transactions during the three month period ended March 31, 2023 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. There was no increase to net asset value per share resulting from such subscription.
The Company did not issue common shares during the three month period ended March 31, 2022.
Earnings Per Share
The Company computes earnings per common share in accordance with ASC 260. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations	$28,803	$17,378
Weighted-average common shares outstanding	57,623,424	57,005,057
Basic and diluted earnings per common share	$0.50	$0.30

Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 20, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
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

The following summarizes the results of the Quarterly Tender Offer completed during the three month period ended March 31, 2023. We did not have any share repurchases during the three month period ended March 31, 2022.

Payment Date	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
(1)Percentage based on the total shares as of the close of the previous quarter.

On March 31, 2023, the Company commenced a Quarterly Tender Offer (the “Q1 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 2,043,878 shares, representing 3.5% of the number of shares of its common stock outstanding as of December 31, 2022. On April 27, 2023, the Quarterly Tender Offer expired and the Company accepted 2,043,878 shares for purchase, representing approximately 3.6% of the total number of shares outstanding as of March 31, 2023. The purchase price of the shares tendered is the Company’s net asset value per share as of March 31, 2023, or $19.71 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of March 31, 2023 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2023 and 2022:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Per Share Data:
Net asset value per share, beginning of period	$19.72	$20.46
Net investment income (loss) (1)	0.61	0.49
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.11)	(0.19)
Net increase (decrease) in net assets resulting from operations	0.50	0.30
Dividends declared (2)	(0.51)	(0.60)
Net asset value per share, end of period	$19.71	$20.16
Number of shares outstanding, end of period	56,985,292	57,005,057
Total return based on net asset value (3)	2.59%	1.47%
Net assets, end of period	$1,123,333	$1,149,202
Ratio to average net assets (4):
Expenses before incentive fees	1.89%	1.03%
Expenses after incentive fees	2.34%	1.46%
Net investment income (loss)	3.10%	2.42%
Interest expense and credit facility fees	1.52%	0.60%
Ratios/Supplemental Data:
Asset coverage, end of period	218.29%	229.23%
Portfolio turnover	1.64%	3.12%
Total committed capital, end of period	$1,302,510	$1,227,312
Ratio of total contributed capital to total committed capital, end of period	98.71%	94.73%
Weighted-average shares outstanding	57,623,424	57,005,057
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter end date (refer to Note 7, Net Assets to these unaudited consolidated financial statements).

(3)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. There was no impact to total return as a result of the offering price of subscriptions during the three month periods ended March 31, 2023 and 2022.
(4)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2023 and March 31, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company elected a tax year-end of June 30.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2022 to March 31, 2023 and for the period from July 1, 2021 to March 31, 2022 was as follows:

	For the period from July 1, 2022 to March 31, 2023	For the period from July 1, 2021 to March 31, 2022
Ordinary income	$86,000	$82,274
Long-term capital gains	3,125	5,914
Tax return of capital	—	—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date of the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.

On April 11, 2023, the Company issued 854,675 shares for an aggregate offering price of approximately $16.8 million. In addition, upon expiration of the Q1 2023 Tender Offer, the Company accepted for purchase 2,043,878 shares of common stock. See Note 7, Net Assets, to these unaudited consolidated financial statements for additional information regarding the share issuance and the Q1 2023 Tender Offer.

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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions, such as between China and the United States;
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
•the ability of Carlyle Global Credit Investment Management L.L.C., our investment adviser (the "Investment Adviser"), to locate suitable investments for us and to monitor and administer our investments;
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report for the year ended December 31, 2022 (our “2022 Form 10-K”).
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2022 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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

We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of March 31, 2023, our Investment Adviser’s investment team included a team of 210 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to the Amended and Restated Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); (iii) debt service and other costs of borrowings or other financing arrangements; and (iv) other operating expenses as detailed below:

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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2023 and December 31, 2022.

	As of
	March 31, 2023	December 31, 2022
Number of investments	153	156
Number of portfolio companies	118	121
Number of industries	25	26
Percentage of total investment fair value:
First Lien Debt	83.7%	84.0%
Second Lien Debt	12.7%	12.5%
Total secured debt	96.4%	96.5%
Equity investments	3.6%	3.5%
Percentage of debt investment fair value:
Floating rate(1)	98.9%	97.7%
Fixed interest rate	1.1%	2.3%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2023	March 31, 2022
Investments:
Total investments, beginning of period	$2,139,784	$2,070,975
New investments purchased	33,749	63,631
Net accretion of discount on investments	2,795	3,788
Net realized gain (loss) on investments	(1,165)	4,532
Investments sold or repaid	(99,833)	(162,235)
Total Investments, end of period	$2,075,330	$1,980,691
Principal amount of investments funded:
First Lien Debt	$34,278	$61,781
Second Lien Debt	325	249
Equity Investments(1)	1,514	1,371
Total funded	$36,117	$63,401
Principal amount of investments sold or repaid:
First Lien Debt	$(78,981)	$(108,686)
Second Lien Debt	(7,500)	(41,838)
Equity Investments(1)	(2,475)	(1,017)
Total sold or repaid	$(88,956)	$(151,541)
Number of new funded investments	6	9
Average amount of new funded investments	$5,625	$4,788
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
(1)     Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
As of March 31, 2023 and December 31, 2022, investments consisted of the following:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,745,841	$1,692,273	$1,802,253	$1,755,773
Second Lien Debt	262,570	257,179	269,498	260,934
Equity Investments	66,919	72,953	68,033	74,164
Total	$2,075,330	$2,022,405	$2,139,784	$2,090,871
The weighted average yields(1) for our first lien debt, second lien debt and income producing investments based on the amortized cost and fair value as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	11.5%	11.8%	11.2%	11.5%
Second Lien Debt	13.0%	13.2%	12.7%	13.1%
First and Second Lien Debt Total	11.7%	12.0%	11.4%	11.7%
Total Debt and Income Producing Investments(2)	11.8%	12.0%	11.5%	11.8%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 11.5% and 11.4% as of March 31, 2023 and December 31, 2022, respectively.
(2)Income Producing Investments include income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our total debt and income producing securities as measured on an amortized cost basis increased to 11.8% as of March 31, 2023 from 11.5% as of December 31, 2022, primarily due to the impact of rising benchmark interest rates.
As of March 31, 2023 and December 31, 2022, two and one of our debt investments were on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2023 and December 31, 2022. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,991,176	98.5%	$2,083,695	99.7%
Non-accrual(1)	31,229	1.5%	7,176	0.3%
Total	$2,022,405	100.0%	$2,090,871	100.0%
(1) For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of March 31, 2023 and December 31, 2022 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$59.9	3.1%	$85.0	4.2%
Internal Risk Rating 2	1,615.7	82.9	1,678.8	83.2
Internal Risk Rating 3	242.6	12.4	245.7	12.2
Internal Risk Rating 4	31.2	1.6	7.2	0.4
Internal Risk Rating 5	—	0.0	—	0.0
Total	$1,949.4	100.0%	$2,016.7	100.0%
As of March 31, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.1, respectively. As of March 31, 2023 and December 31, 2022, two and one of our debt investments, with an aggregate fair value of $31.2 million and $7.2 million, respectively, were assigned an Internal Risk Rating of 4.
See the Consolidated Schedules of Investments as of March 31, 2023 and December 31, 2022 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2023 and 2022
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Net Investment Income
Net investment income for the three month periods ended March 31, 2023 and 2022 was as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Total investment income	$61,825	$44,846
Total expenses (including Excise tax)	26,579	16,870
Net investment income (loss)	$35,246	$27,976
Investment Income
Investment income for the three month periods ended March 31, 2023 and 2022 was as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Interest income	$56,734	$40,363
PIK income	2,773	2,546
Other income	2,318	1,937
Total investment income	$61,825	$44,846
The increase in investment income for the three month periods ended March 31, 2023 from the comparable period in 2022 was primarily driven by a higher average loan balance and higher weighted average interest rates. The size of our portfolio increased to $2,075,330 as of March 31, 2023 from $1,980,691 as of March 31, 2022 at amortized cost. As of March 31, 2023, the weighted average yield of our total debt and income producing securities increased to 11.8% from 8.0% as of March 31, 2022, on amortized cost primarily due to higher benchmark rates.
Interest and PIK income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2023, two first lien debt investments were on non-accrual status. The fair value of the debt investments on non-accrual status was $31,229, which represents approximately 1.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of March 31, 2022, one first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $11,879, which represents approximately 0.6% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments.
For the three month periods ended March 31, 2023 and 2022, the Company earned $2,318 and $1,937 respectively, in other income. The increase in other income for the three month period ended March 31, 2023 from the comparable period in 2022 was primarily driven by higher prepayment fees.
Expenses
Expenses for the three month periods ended March 31, 2023 and 2022 comprised the following:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Management fees	$2,747	$2,800
Net investment income incentive fees	5,026	4,917
Professional fees	542	1,172
Administrative service fees	127	314
Interest expense and credit facility fees	17,284	6,902
Directors’ fees and expenses	78	95
Other general and administrative	672	670
Excise tax expense	103	—
Total expenses (including Excise tax)	$26,579	$16,870
Interest expense and credit facility fees for the three month periods ended March 31, 2023 and 2022 comprised the following:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Interest expense	$16,484	$6,198
Facility unused commitment fee	379	301
Amortization of deferred financing costs	421	403
Total interest expense and credit facility fees	$17,284	$6,902
Cash paid for interest expense and credit facility fees	$15,419	$6,575

Average principal debt outstanding	$952,340	$929,713
Weighted average interest rate	6.92%	2.65%
The increase in interest expense for the three month periods ended March 31, 2023 compared to the comparable period in 2022 was driven primarily by higher weighted average interest rates due to higher benchmark rates.

Below is a summary of the base management fees and incentive fees during the three month periods ended March 31, 2023 and 2022:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Base management fees	$2,747	$2,800
Incentive fee on pre-incentive fee net investment income	5,026	4,917
Total base management fees and incentive fees	$7,773	$7,717
The decrease in base management fees for the three month period ended March 31, 2023 from the comparable period in 2022 was driven by a decrease in our net asset value. The increase in incentive fees for the three month period ended March 31, 2023 from the comparable period in 2022 was driven by higher pre-incentive fee net investment income.
The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three month periods ended March 31, 2023 and 2022, the Company did not incur any capital gains incentive fees. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month period ended March 31, 2023, we recorded realized gain of approximately $35 on two investments and realized loss of approximately $1,200 on four investments. We recorded unrealized appreciation on 103 investments totaling approximately $18,246 and unrealized depreciation on 54 investments of approximately $22,258. During the three month period ended March 31, 2022, we recorded realized gain of approximately $4,532 on three investments and no realized loss. We recorded unrealized appreciation on 35 investments totaling approximately $5,181 and unrealized depreciation on 89 investments of approximately $23,625.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month periods ended March 31, 2023 and 2022 were as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Net realized gain (loss) on investments	$(1,165)	$4,532
Net change in unrealized appreciation (depreciation) on investments	(4,012)	(18,444)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(5,177)	$(13,912)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2023 and 2022 were as follows:

	For the three month periods ended
	March 31, 2023		March 31, 2022
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(919)	$(7,088)	$3,403	$(15,834)
Second Lien Debt	(49)	3,173	—	(2,400)
Equity Investments	(197)	(97)	1,129	(210)
Total	$(1,165)	$(4,012)	$4,532	$(18,444)

Net change in unrealized depreciation in our investments for the three month period ended March 31, 2023 improved compared to the comparable period in 2022 primarily due to tighter market spreads. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, as defined below, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, the repurchase of our shares through our Quarterly Tender Offers, and for other general corporate purposes. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
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
We entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of March 31, 2023, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
We entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”, together with the Subscription Facility and SPV Credit Facility, the "Credit Facilities"), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.

Although we believe that we, the SPV and SPV2 will remain in compliance, there are no assurances that we, the SPV and SPV2 will continue to comply with the covenants in the respective Credit Facilities, as applicable. Failure to comply with these covenants could result in a default under the SPV Credit Facility and/or the SPV2 Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the respective facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Credit Facilities, see Note 5, Borrowings, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
As of March 31, 2023 and December 31, 2022, the Company had $68,326 and $73,760, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$587,304	$112,696	$46,636
SPV2 Credit Facility	550,000	362,300	187,700	94,708
Total	$1,250,000	$949,604	$300,396	$141,344

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued and outstanding as of March 31, 2023 and December 31, 2022 were 56,985,292 and 58,396,516, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2023 and 2022:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Shares outstanding, beginning of period	58,396,516	57,005,057
Common stock issued	674,324	—
Dividends reinvested	32,268	—
Repurchase of common stock	(2,117,816)	—
Shares outstanding, end of period	56,985,292	57,005,057

On April 5, 2022, CDL Tender Fund 2022-1, L.P. (the “Purchaser”) launched a tender offer (the “Special Tender Offer”) to purchase up to $100,000,000 in aggregate amount of shares of our common stock at a purchase price of $20.13 per share (the “Special Tender Offer Purchase Price”), which represented the net asset value per share of our common stock as determined by the Company on March 29, 2022. The Special Tender Offer expired on May 3, 2022. The Purchaser accepted for purchase $100,000,000 in aggregate amount of our common stock at the Special Tender Offer Purchase Price, which represented approximately 8.71% of the total number of our outstanding shares of common stock as of May 6, 2022. At the time of the Special Tender Offer, the Purchaser was wholly owned by its limited partners, the Investment Adviser, Cliffwater Corporate Lending Fund, a Delaware statutory trust, and AlpInvest Indigo I CI-A, L.P., a Delaware limited partnership which is advised by an affiliate of the Investment Adviser. These limited partners contributed approximately $28.6 million, $50.0 million and

$21.4 million, respectively, in cash to the Purchaser to fund the purchase of the shares. Effective as of June 15, 2022, the Investment Adviser assigned its entire interest in the Purchaser to a third party for $28.4 million and as of that date no longer owns shares indirectly through the Purchaser. In August 2022 and December 2022, the Board of Directors of the Company approved the repurchase of 8,547 and 4,162 shares of the Company, which had been tendered by investors in the Quarterly Tender Offers. These shares were not repurchased in the Quarterly Tender Offer and instead were repurchased by the Company at a price per share of $19.80, or $170, and $19.87, or $83, respectively.
On December 30, 2022, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 2,117,816 shares, representing 3.5% of the number of shares of its common stock as of September 30, 2022. On January 30, 2023, the Quarterly Tender Offer expired and the Company accepted 2,117,816 shares for purchase, representing approximately 3.6% of the total number of shares outstanding as of December 31, 2022. The purchase price of the shares tendered was the Company’s net asset value as of December 31, 2022, or $19.72 per share. For more information on the Quarterly Tender Offers, see Note 7, Net Assets, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.

On March 31, 2023, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 2,043,878 shares, representing 3.5% of the number of shares of its common stock outstanding as of December 31, 2022. On April 27, 2023, the Quarterly Tender Offer expired and the Company accepted 2,043,878 shares for purchase, representing approximately 3.6% of the total number of shares outstanding as of March 31, 2023. The purchase price of the shares tendered is the Company’s net asset value per share as of March 31, 2023, or $19.71 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of March 31, 2023 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.
Dividends and Distributions to Stockholders
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	0.48
September 29, 2021	September 29, 2021	October 15, 2021	0.49
December 20, 2021	December 30, 2021	January 18, 2022	0.48
March 25, 2022	March 25, 2022	April 18, 2022	0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	0.48
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 21, 2022	December 21, 2022	January 20, 2023	0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	0.51
(1) Includes a capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these unaudited consolidated financial statements as of March 31, 2023 and December 31, 2022 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	March 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$96,205	$79,647
Unfunded revolving commitments	69,078	79,427
Total unfunded commitments	$165,283	$159,074
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements and should be read in conjunction with our unaudited consolidated financial statements and related note in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2022.
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained or alternative pricing sources may be utilized, including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Directors discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2023 and December 31, 2022.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its unaudited consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
Interest Rate Risk
As of March 31, 2023, on a fair value basis, approximately 1.1% of our debt investments bear interest at a fixed rate and approximately 98.9% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are subject to floating interest rates and are typically paid based on floating LIBOR or SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of March 31, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2023 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	March 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$59,079	$(28,488)	$30,591
Up 200 basis points	$39,386	$(18,992)	$20,394
Up 100 basis points	$19,693	$(9,496)	$10,197
Down 100 basis points	$(19,693)	$9,496	$(10,197)
Down 200 basis points	$(39,059)	$18,992	$(20,067)
Down 300 basis points	$(58,167)	$28,113	$(30,054)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9, Litigation, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
During the three months ended March 31, 2023, we repurchased in March 2023, upon completion of our tender offer that commenced December 30, 2022, 2,117,816 shares for a purchase price of $19.72 per share, or approximately $41.8 million in aggregate.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS, INC.

Dated: May 11, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)