Form 10-Q
period 2023-06-30
Carlyle Credit Solutions, Inc.
filed 2023-08-10
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 10, 2023 was 55,472,032.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,010,887 and $2,139,784, respectively)	$1,931,443	$2,090,871
Cash, cash equivalents and restricted cash	98,538	73,760
Receivable for investments sold	460	2,107
Interest receivable	18,696	21,648
Receivable for issuance of common stock	198	349
Prepaid expenses and other assets	9,041	9,427
Total assets	$2,058,376	$2,198,162
LIABILITIES
Secured borrowings (Note 5)	$906,032	$982,404
Payable for investments purchased	—	97
Interest and credit facility fees payable (Note 5)	15,639	13,559
Dividend payable (Note 7)	28,428	30,366
Management and incentive fees payable (Note 4)	7,635	7,703
Administrative service fees payable (Note 4)	878	854
Common stock proceeds received in advance	18,010	8,860
Other accrued expenses and liabilities	2,242	2,818
Total liabilities	978,864	1,046,661
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 55,812,408 and 58,396,516 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	558	584
Paid-in capital in excess of par value	1,137,611	1,188,720
Total distributable earnings (loss)	(58,657)	(37,803)
Total net assets	$1,079,512	$1,151,501
NET ASSETS PER SHARE	$19.34	$19.72
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$58,101	$39,087	$114,835	$79,450
PIK income	2,874	2,502	5,647	5,048
Other income	701	1,646	3,019	3,583
Total investment income	61,676	43,235	123,501	88,081
Expenses:
Base management fees (Note 4)	2,709	3,027	5,456	5,827
Net investment income incentive fee (Note 4)	4,923	3,806	9,949	8,723
Professional fees	369	867	911	2,039
Administrative service fees (Note 4)	314	405	441	719
Interest expense and credit facility fees (Note 5)	18,104	7,961	35,388	14,863
Directors’ fees and expenses	68	107	146	202
Other general and administrative	422	484	1,094	1,154
Total expenses	26,909	16,657	53,385	33,527
Net investment income (loss) before taxes	34,767	26,578	70,116	54,554
Excise tax expense	298	—	401	—
Net investment income (loss)	34,469	26,578	69,715	54,554
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	1,206	(246)	41	4,286
Net realized currency gain (loss) on non-investment assets and liabilities	13	1,113	(160)	(225)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(26,519)	(26,209)	(30,531)	(44,653)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1,381)	5,141	(2,474)	9,793
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(26,681)	(20,201)	(33,124)	(30,799)
Net increase (decrease) in net assets resulting from operations	$7,788	$6,377	$36,591	$23,755
Basic and diluted earnings per common share (Note 7)	$0.14	$0.11	$0.64	$0.42
Weighted-average shares of common stock outstanding—basic and diluted (Note 7)	56,297,809	57,040,589	56,956,955	57,022,921
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	Six months ended June 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	$69,715	$54,554
Net realized gain (loss) on investments and non-investment assets and liabilities	(119)	4,061
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(33,005)	(34,860)
Net increase (decrease) in net assets resulting from operations	36,591	23,755
Capital transactions:
Common stock issued	30,030	64,700
Dividend reinvestment	962	—
Repurchase of common stock	(82,048)	—
Dividends declared (Note 7)	(57,524)	(61,779)
Net increase (decrease) in net assets resulting from capital transactions	(108,580)	2,921
Net increase (decrease) in net assets	(71,989)	26,676
Net assets at beginning of period	1,151,501	1,166,241
Net assets at end of period	$1,079,512	$1,192,917
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$36,591	$23,755
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	842	831
Net accretion of discount on investments	(5,293)	(6,468)
Paid-in-kind interest	(6,168)	(6,886)
Net realized (gain) loss on investments	(41)	(4,286)
Net realized currency (gain) loss on non-investment assets and liabilities	160	225
Net change in unrealized (appreciation) depreciation on investments	30,531	44,653
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	2,474	(9,793)
Cost of investments purchased and change in payable for investments purchased	(57,540)	(217,369)
Proceeds from sales and repayments of investments and change in receivable for investments sold	199,369	279,326
Changes in operating assets:
Interest receivable	2,952	3,597
Prepaid expenses and other assets	(456)	(606)
Changes in operating liabilities:
Due to Investment Adviser	—	475
Interest and credit facility fees payable	2,080	614
Management and incentive fee payable	(68)	(927)
Administrative service fees payable	24	332
Other accrued expenses and liabilities	(576)	(447)
Net cash provided by (used in) operating activities	204,881	107,026
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	39,331	65,373
Repurchase of common stock	(82,048)	—
Borrowings on the Credit Facilities	139,000	154,978
Repayments of the Credit Facilities	(217,886)	(227,523)
Dividends paid in cash	(58,500)	(61,779)
Debt issuance costs paid	—	(3,103)
Net cash provided by (used in) financing activities	(180,103)	(72,054)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,778	34,972
Cash, cash equivalents and restricted cash, beginning of period	73,760	65,838
Cash, cash equivalents and restricted cash, end of period	$98,538	$100,810
Supplemental disclosures:
Interest and credit facility fees paid during the period	$32,380	$13,453
Taxes, including excise tax, paid during the period	$69	$—
Dividends declared during the period	$57,524	$61,779
Dividends reinvested during the period	$962	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (82.8% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.24%	8/16/2022	8/15/2028	$20,288	$19,807	$19,664	1.82%
Advanced Web Technologies Holding Company	^+	(2)(3)(13)	Containers, Packaging & Glass	LIBOR	6.25%	11.31%	12/17/2020	12/17/2026	16,751	16,516	16,700	1.55
Advanced Web Technologies Holding Company	^	(2)(3)	Containers, Packaging & Glass	LIBOR	6.50%	11.80%	12/16/2021	12/17/2026	999	985	1,003	0.09
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.75%	12.19%	6/2/2023	12/17/2026	992	963	1,003	0.09
Alpine Acquisition Corp II	^+	(2)(3)(11)(13)	Transportation: Cargo	SOFR	5.75%	11.01%	4/19/2022	11/30/2026	21,473	21,099	20,823	1.93
American Physician Partners, LLC	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.52%	12/16/2022	6/30/2023	3,366	3,233	—	—
American Physician Partners, LLC	+#	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.52%	1/7/2019	8/5/2022	44,345	41,136	—	—
Analogic Corporation	+#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.25%	10.45%	6/22/2018	6/22/2024	26,724	26,628	26,527	2.46
Apex Companies Holdings, LLC	#	(2)(3)(13)	Environmental Industries	SOFR	6.25%	11.30%	1/31/2023	1/31/2028	3,338	3,233	3,238	0.30
Applied Technical Services, LLC	^	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.14%	12/29/2020	12/29/2026	560	552	557	0.05
Appriss Health, LLC	^+#	(2)(3)(13)	Healthcare & Pharmaceuticals	LIBOR	6.75%	11.90%	5/6/2021	5/6/2027	44,222	43,562	43,195	4.00
Apptio, Inc.	+#	(2)(3)(13)	Software	LIBOR	5.00%	10.20%	1/10/2019	1/10/2025	26,251	26,080	26,251	2.43
Ascend Buyer, LLC	#	(2)(3)(11)(13)	Containers, Packaging & Glass	SOFR	6.40%	11.79%	9/30/2021	9/30/2028	12,434	12,217	12,069	1.12
Associations, Inc.	^#	(2)(3)(11)(13)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.76%	7/2/2021	7/2/2027	13,014	12,923	12,761	1.18
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(13)	High Tech Industries	SOFR	7.25%	12.40%	12/15/2022	12/12/2029	1,445	1,400	1,428	0.13
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(6)	Software	LIBOR	6.00%	11.27%	12/24/2019	12/24/2026	36,281	35,767	34,304	3.18
Avalara, Inc.	+#	(2)(3)(13)	Diversified Financial Services	SOFR	7.25%	12.49%	10/19/2022	10/19/2028	13,500	13,162	13,567	1.26
Barnes & Noble, Inc.	+	(2)(3)(9)(11)	Retail	SOFR	8.31%	13.50%	8/7/2019	12/20/2026	27,125	26,460	26,677	2.47
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(13)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.23%	8/8/2022	8/8/2028	13,800	13,531	13,596	1.26
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	SOFR	5.50%	10.89%	9/30/2019	9/30/2026	28,907	28,526	28,219	2.61
Bradyifs Holdings, LLC	#	(2)(3)(11)(13)	Wholesale	SOFR	6.25%	11.56%	2/21/2020	11/22/2025	19,605	19,399	19,278	1.79
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(13)	Consumer Goods: Non-Durable	EURIBOR	9.00% (100% PIK)	12.58%	10/20/2021	10/20/2028	€5,189	5,823	5,680	0.53

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(13)	Consumer Goods: Non-Durable	EURIBOR	6.25%	9.83%	10/20/2021	10/20/2028	€—	$—	$(24)	—%
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	8.00%	11.46%	2/27/2023	2/27/2030	€121	124	128	0.01
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)(13)	Business Services	SONIA	8.50%	12.93%	2/27/2023	2/27/2030	£245	284	303	0.03
Celerion Buyer, Inc.	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.59%	11/3/2022	11/3/2029	1,568	1,523	1,547	0.14
Chartis Holding, LLC	^+#	(2)(3)(11)(13)	Business Services	SOFR	5.00%	10.22%	5/1/2019	5/1/2025	39,537	39,244	39,316	3.64
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(11)(13)	Software	SOFR	4.50%	9.70%	8/30/2018	8/30/2024	11,946	11,925	11,850	1.10
CircusTrix Holdings, LLC	^+	(2)(3)(11)	Leisure Products & Services	SOFR	5.50%	10.70%	2/2/2018	1/16/2024	10,507	10,495	10,507	0.97
CircusTrix Holdings, LLC	^	(2)(3)(11)	Leisure Products & Services	SOFR	5.50%	10.70%	1/8/2021	7/16/2023	269	212	269	0.02
Comar Holding Company, LLC	+#	(2)(3)(11)	Containers, Packaging & Glass	SOFR	5.75%	10.70%	6/18/2018	6/18/2024	43,655	43,479	40,459	3.75
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(13)	Software	SOFR	5.00%	9.89%	7/2/2019	7/2/2026	55,355	54,776	54,970	5.09
Cority Software Inc. (Canada)	#	(2)(3)(6)	Software	SOFR	7.50%	11.89%	9/3/2020	7/2/2026	1,850	1,818	1,845	0.17
Coupa Holdings, LLC	#	(2)(3)(13)	Software	SOFR	7.50%	12.60%	2/27/2023	2/27/2030	2,160	2,099	2,137	0.20
CPI Intermediate Holdings, Inc.	#	(2)(3)(13)	Telecommunications	SOFR	5.50%	10.57%	10/6/2022	10/6/2029	3,863	3,786	3,670	0.34
CST Holding Company	#	(2)(3)(11) (13)	Consumer Goods: Non-Durable	SOFR	6.75%	11.95%	11/1/2022	11/1/2028	2,480	2,405	2,431	0.23
DCA Investment Holding LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.64%	3/11/2021	4/3/2028	12,148	12,022	11,772	1.09
Denali Midco 2, LLC	#	(2)(3)(11) (13)	Consumer Services	SOFR	6.50%	11.70%	9/15/2022	12/22/2027	8,304	8,042	7,907	0.73
Dermatology Associates	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.64%	2/15/2018	9/29/2023	9,647	9,647	9,637	0.89
Dermatology Associates	^	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	11.36% (100% PIK)	16.65%	2/15/2018	9/29/2023	11,761	6,106	8,548	0.79
Diligent Corporation	^	(2)(3)(11)(13)	Telecommunications	SOFR	6.25%	11.45%	8/4/2020	8/4/2025	664	654	642	0.06
Dwyer Instruments, Inc.	#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.09%	7/21/2021	7/21/2027	13,818	13,610	13,662	1.27
Eliassen Group, LLC	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.83%	4/14/2022	4/14/2028	20,851	20,549	20,564	1.90
Ellkay, LLC	#	(2)(3)(13)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.47%	9/14/2021	9/14/2027	14,035	13,799	12,696	1.18
EPS Nass Parent, Inc.	#	(2)(3)(11)(13)	Utilities: Electric	SOFR	5.75%	11.14%	4/19/2021	4/19/2028	938	924	904	0.08
Excel Fitness Holdings, Inc.	^#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.25%	10.63%	4/29/2022	4/29/2029	6,782	6,660	6,438	0.60

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Excel Fitness Holdings, Inc.	#	(2)(3)(11)	Leisure Products & Services	SOFR	5.75%	11.14%	8/11/2022	4/29/2029	$2,853	$2,776	$2,776	0.26%
Excelitas Technologies Corp.	^+#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	10.94%	8/12/2022	8/12/2029	6,394	6,269	6,266	0.58
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	9.05%	8/12/2022	8/12/2029	£2,538	2,558	2,723	0.25
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.50%	11.91%	8/5/2022	3/5/2027	727	586	480	0.04
Greenhouse Software, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.00%	12.24%	3/1/2021	9/1/2028	32,796	32,113	32,020	2.97
Guidehouse LLP	^	(2)(3)(11)	Sovereign & Public Finance	SOFR	6.25%	11.45%	9/30/2022	10/16/2028	79	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(9)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	13.66%	2/28/2022	2/28/2029	£7,465	9,723	9,338	0.87
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(13)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.68%	2/28/2022	2/28/2029	£1,892	2,179	2,343	0.22
Harbour Benefit Holdings, Inc.	+#	(2)(3)(13)	Business Services	LIBOR	5.00%	10.39%	12/13/2017	12/13/2024	10,768	10,739	10,694	0.99
Heartland Home Services, Inc.	#	(2)(3)(11)(13)	Consumer Services	SOFR	5.75%	10.96%	2/10/2022	12/15/2026	4,024	3,987	3,967	0.37
Heartland Home Services, Inc.	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.16%	12/15/2020	12/15/2026	31,453	31,039	31,315	2.90
Hercules Borrower LLC	^+	(2)(3)(11)(13)	Environmental Industries	SOFR	6.25%	11.59%	12/14/2020	12/14/2026	18,404	18,083	18,211	1.69
Hoosier Intermediate, LLC	^#	(2)(3)(13)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.82%	11/15/2021	11/15/2028	16,353	16,052	14,987	1.39
HS Spa Holdings Inc.	^+	(2)(3)(13)	Consumer Services	SOFR	5.75%	11.06%	6/2/2022	6/2/2029	8,747	8,575	8,558	0.79
iCIMS, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.25%	12.38%	8/18/2022	8/18/2028	26,643	26,217	26,350	2.44
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(6)	Leisure Products & Services	EURIBOR	9.00%	12.48%	5/28/2021	5/28/2027	€33,000	39,294	35,740	3.31
Integrity Marketing Acquisition, LLC	+#	(2)(3)(11)	Diversified Financial Services	SOFR	6.05%	11.41%	8/7/2020	8/27/2025	32,019	31,815	31,317	2.90
IQN Holding Corp.	^+	(2)(3)(13)	Business Services	SOFR	5.25%	10.38%	5/2/2022	5/2/2029	6,871	6,803	6,799	0.63
Jeg's Automotive, LLC	#	(2)(3)(11)(13)	Automotive	SOFR	6.00%	11.37%	12/22/2021	12/22/2027	16,448	16,137	13,429	1.24
Kaseya, Inc.	+	(2)(3)(13)	High Tech Industries	SOFR	3.75%, 2.50% PIK	11.35%	6/23/2022	6/23/2029	36,036	35,350	35,374	3.28
Lifelong Learner Holdings, LLC	+#	(2)(3)(13)	Business Services	LIBOR	5.75%	11.02%	10/18/2019	10/18/2026	51,683	51,141	47,145	4.37
LinQuest Corporation	#	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	10.95%	7/28/2021	7/28/2028	9,825	9,672	9,026	0.84
LVF Holdings, Inc.	+#	(2)(3)(11)(13)	Beverage & Food	SOFR	6.25%	11.64%	6/10/2021	6/10/2027	40,863	40,264	39,022	3.61
Material Holdings, LLC	#	(2)(3)(11)(13)	Business Services	SOFR	6.00%	11.34%	8/19/2021	8/19/2027	15,539	15,284	14,599	1.35

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Maverick Acquisition, Inc.	+#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	11.44%	6/1/2021	6/1/2027	$43,302	$42,690	$35,164	3.26%
Medical Manufacturing Technologies, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.44%	12/23/2021	12/23/2027	14,875	14,632	14,594	1.35
NEFCO Holding Company LLC	+#	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	11.80%	8/5/2022	8/5/2028	12,907	12,654	12,757	1.18
North Haven Fairway Buyer, LLC	^+#	(2)(3)(13)	Consumer Services	SOFR	6.50%	11.73%	5/17/2022	5/17/2028	12,415	11,887	11,792	1.09
North Haven Stallone Buyer, LLC	^	(2)(3)(13)	Consumer Services	SOFR	5.75%	11.28%	10/11/2022	5/24/2027	49	46	46	0.00
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.37%	4/28/2022	4/28/2028	6,013	5,946	5,777	0.54
Oranje Holdco, Inc.	+	(2)(3)(13)	Business Services	SOFR	7.75%	12.79%	2/1/2023	2/1/2029	4,026	3,918	3,964	0.37
Performance Health Holdings, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.00%	10.96%	7/12/2021	7/12/2027	6,444	6,351	6,192	0.57
Pestco Intermediate, LLC	#	(2)(3)(11)(13)	Environmental Industries	SOFR	6.75%	12.14%	2/6/2023	2/17/2028	1,849	1,773	1,763	0.16
PF Atlantic Holdco 2, LLC	#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.50%	10.89%	11/12/2021	11/12/2027	29,987	29,383	29,386	2.72
PF Growth Partners, LLC	+#	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.21%	7/1/2019	7/11/2025	7,916	7,870	7,864	0.73
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.41%	6/24/2022	6/1/2029	7,444	6,740	6,253	0.58
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(13)	Software	LIBOR	6.50%	11.66%	2/1/2021	2/1/2026	14,618	14,398	14,618	1.35
Pushpay USA Inc.	#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	6.75%	11.97%	5/10/2023	5/10/2030	8,025	7,769	7,765	0.72
PXO Holdings I Corp.	^+	(2)(3)(11)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.85%	3/8/2022	3/8/2028	8,491	8,335	8,252	0.76
QNNECT, LLC	#	(2)(3)(13)	Aerospace & Defense	SOFR	7.00%	12.08%	11/2/2022	11/2/2029	2,664	2,571	2,639	0.24
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.47%	11/19/2020	11/19/2026	15,785	15,573	15,222	1.41
Quantic Electronics, LLC	#	(2)(3)(11)(13)	Aerospace & Defense	SOFR	6.25%	11.62%	3/1/2021	3/1/2027	9,775	9,614	9,351	0.87
Radwell Parent, LLC	#	(2)(3)(13)	Wholesale	SOFR	6.75%	11.99%	12/1/2022	4/1/2029	4,698	4,559	4,613	0.43
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.83%	5/22/2019	5/22/2025	19,274	19,136	19,274	1.79
RSC Acquisition, Inc.	+#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	5.50%	10.76%	11/1/2019	11/1/2026	33,381	33,012	32,653	3.02
Sapphire Convention, Inc.	^#	(2)(3)(13)	Telecommunications	LIBOR	5.25%	10.72%	11/20/2018	11/20/2025	27,906	27,678	27,709	2.57
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.99%	10/7/2022	10/7/2029	136	131	132	0.01
Smarsh Inc.	^+	(2)(3)(13)	Software	SOFR	6.50%	11.84%	2/18/2022	2/18/2029	3,673	3,601	3,609	0.33
SPay, Inc.	^+	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.46%	6/15/2018	3/15/2025	25,463	25,373	22,013	2.04
Speedstar Holding, LLC	+#	(2)(3)(11)	Automotive	SOFR	7.25%	12.65%	1/22/2021	1/22/2027	26,557	26,208	26,546	2.46

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Spotless Brands, LLC	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.50%	11.71%	6/21/2022	7/25/2028		$13,686	$13,428	$13,368	1.24%
Spotless Brands, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.75%	11.97%	6/21/2022	7/25/2028		—	(560)	(242)	(0.02)
Summit Acquisition, Inc.	#	(2)(3)(13)	Diversified Financial Services	SOFR	6.75%	11.99%	5/4/2023	5/1/2030		2,978	2,859	2,857	0.26
Tank Holding Corp.	^+	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	10.95%	3/31/2022	3/31/2028		19,300	18,974	18,789	1.74
TCFI Aevex LLC	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.20%	3/18/2020	3/18/2026		28,412	28,118	27,346	2.53
The Carlstar Group LLC	#	(2)(3)(11)(13)	Automotive	SOFR	6.50%	11.69%	7/8/2022	7/8/2027		14,080	13,762	13,985	1.30
Trader Corporation (Canada)	+#	(2)(3)(6)(13)	Automotive	CDOR	6.75%	11.96%	12/22/2022	12/22/2029	C$	1,205	863	899	0.08
Tufin Software North America, Inc.	^+#	(2)(3)(11)(13)	Software	SOFR	7.69%	13.07%	8/17/2022	8/17/2028		27,417	26,914	26,773	2.48
Turbo Buyer, Inc.	+#	(2)(3)(13)	Automotive	LIBOR	6.00%	11.59%	12/2/2019	12/2/2025		41,782	41,280	41,153	3.81
U.S. Legal Support, Inc.	^+	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.14%	11/30/2018	11/30/2024		21,610	21,490	21,241	1.97
US INFRA SVCS Buyer, LLC	+#	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	12.13%	4/13/2020	4/13/2026		55,282	54,707	51,330	4.75
USALCO, LLC	#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.22%	10/19/2021	10/19/2027		985	970	966	0.09
USR Parent Inc.	+	(2)(3)(9)	Retail	SOFR	7.60%	12.76%	4/22/2022	4/25/2027		4,000	3,968	3,897	0.36
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.75%	12.14%	9/13/2018	9/13/2024		32,723	32,554	30,786	2.85
Wineshipping.com LLC	#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.15%	10/29/2021	10/29/2027		14,943	14,674	14,061	1.30
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	11.02%	9/13/2021	9/13/2027		442	435	420	0.04
YLG Holdings, Inc.	+	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.16%	9/30/2020	11/1/2025		9,752	9,575	9,729	0.90
First Lien Debt Total											$1,679,778	$1,598,581	148.06%
Second Lien Debt (13.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(6)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.89%	9/30/2021	9/30/2028		$8,151	$8,026	$7,988	0.74%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(6)	Aerospace & Defense	LIBOR	8.25%	13.64%	1/17/2020	1/17/2028		30,327	29,877	30,782	2.85
Aimbridge Acquisition Co., Inc.	+	(2)	Leisure Products & Services	LIBOR	7.50%	12.67%	2/1/2019	2/1/2027		21,047	20,746	20,012	1.85
AP Plastics Acquisition Holdings, LLC	+	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.69%	8/10/2021	8/10/2029		38,180	37,310	37,092	3.44
AQA Acquisition Holdings, Inc.	+	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.70%	5/14/2021	3/3/2029		5,538	5,428	5,509	0.51
Blackbird Purchaser, Inc.	+	(2)(3)(11)	Capital Equipment	SOFR	7.50%	12.70%	12/14/2021	4/8/2027		9,194	9,054	9,153	0.85
Brave Parent Holdings, Inc.	+	(2)	Software	SOFR	7.50%	12.95%	10/3/2018	4/19/2026		18,197	18,006	18,060	1.67
Drilling Info Holdings, Inc.	+	(2)(11)	Energy: Oil & Gas	SOFR	8.25%	13.45%	2/11/2020	7/30/2026		18,600	18,320	18,600	1.72
Jazz Acquisition, Inc.	+	(2)	Aerospace & Defense	LIBOR	8.00%	13.20%	6/13/2019	6/18/2027		23,450	23,247	23,376	2.17

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Outcomes Group Holdings, Inc.	#	(2)	Business Services	LIBOR	7.50%	12.69%	10/23/2018	10/26/2026	$1,731	$1,729	$1,700	0.16%
PAI Holdco, Inc.	+	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	12.77%	10/28/2020	10/28/2028	14,230	13,933	13,351	1.24
Peraton Corp.	+	(2)(3)(11)	Aerospace & Defense	SOFR	7.75%	12.98%	2/24/2021	2/1/2029	5,441	5,376	5,335	0.49
Quartz Holding Company	+	(2)(11)	Software	SOFR	8.00%	13.20%	4/2/2019	4/2/2027	11,900	11,768	11,845	1.10
Stonegate Pub Company Bidco Limited (United Kingdom)	+	(2)(6)	Beverage & Food	SONIA	8.50%	12.93%	3/12/2020	3/12/2028	£20,000	24,848	23,947	2.22
TruGreen Limited Partnership	+	(2)(3)	Consumer Services	LIBOR	8.50%	13.77%	11/16/2020	11/2/2028	13,000	12,806	11,664	1.08
World 50, Inc.	#	(10)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	23,017	22,708	22,121	2.05
Second Lien Debt Total										$263,182	$260,535	24.14%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.7% of fair value)
ANLG Holdings, LLC	^	(7)	Capital Equipment	6/22/2018	592	$592	$746	0.07%
Appriss Health, LLC	^	(7)	Healthcare & Pharmaceuticals	5/6/2021	1	529	512	0.05
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.47
Avenu Holdings, LLC	^	(7)	Sovereign & Public Finance	9/28/2018	172	104	536	0.05
Blackbird Holdco, Inc.	^	(7)	Capital Equipment	12/14/2021	8	7,702	7,529	0.70
Buckeye Parent, LLC	^	(7)	Automotive	12/22/2021	442	442	32	0.00
Chartis Holding, LLC	^	(7)	Business Services	5/1/2019	433	423	582	0.05
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	660	0.06
ECP Parent, LLC	^	(7)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(7)	Beverage & Food	10/29/2021	4	351	387	0.04
Integrity Marketing Group, LLC	^	(7)	Diversified Financial Services	12/21/2021	17,594	17,396	17,601	1.63
NearU Holdings LLC	^	(7)	Consumer Services	8/16/2022	25	2,470	2,494	0.23
NEFCO Holding Company LLC	^	(7)	Construction & Building	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^	(7)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	336	0.03
Pascal Ultimate Holdings, L.P	^	(7)	Capital Equipment	7/21/2021	36	364	943	0.09
Picard Parent, Inc.	^	(7)	High Tech Industries	9/30/2022	8	8,890	9,006	0.83
Profile Holdings I, LP	^	(7)	Chemicals, Plastics & Rubber	3/8/2022	3	262	257	0.02
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	106	1,168	240	0.02

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Summit K2 Midco, Inc.	^	(7)	Diversified Financial Services	4/27/2023	61	$61	$61	0.01%
Talon MidCo 1 Limited	^	(7)	Software	8/17/2022	145,631	1,456	1,717	0.16
Tank Holding Corp.	^	(7)	Capital Equipment	3/26/2019	850	—	3,206	0.30
Titan DI Preferred Holdings, Inc.	^	(7)	Energy: Oil & Gas	2/11/2020	15,664	15,453	15,351	1.42
Turbo Buyer, Inc.	^	(7)	Automotive	12/2/2019	1,925	933	2,436	0.23
U.S. Legal Support Investment Holdings, LLC	^	(7)	Business Services	11/30/2018	641	641	578	0.05
W50 Parent LLC	^	(7)	Business Services	1/10/2020	500	190	657	0.06
Zenith American Holding, Inc.	^	(7)	Business Services	12/13/2017	439	213	448	0.04
Equity Investments Total						$67,927	$72,327	6.70%
Total investments—non-controlled/non-affiliated						$2,010,887	$1,931,443	178.90%
Total investments						$2,010,887	$1,931,443	178.9%
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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate ("SOFR") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. As of June 30, 2023, the reference rates for our variable rate loans were the 30-day LIBOR at 5.22%, the 90-day LIBOR at 5.55%, the 180-day LIBOR at 5.76%, the 30-day SOFR at 5.14%, the 90-day SOFR at 5.27%, the 180-day SOFR at 5.39%, the daily SONIA at 4.18%, the 90-day EURIBOR at 3.04% and the 30-day CDOR at 5.03%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 1.00%.
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
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of June 30, 2023, the aggregate fair value of these securities is $72,327, or 6.7% of the Company's net assets.
(8)Loan was on non-accrual status as of June 30, 2023.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

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
(11)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(12)Loan is in forbearance as of June 30, 2023.
(13)As of June 30, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$3,590	$(82)
ADPD Holdings, LLC	Delayed Draw	1.00	2,166	(50)
ADPD Holdings, LLC	Revolver	0.50	1,243	(28)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	(5)
Alpine Acquisition Corp II	Revolver	0.50	2,758	(74)
Analogic Corporation	Revolver	0.50	667	(5)
Apex Companies Holdings, LLC	Revolver	1.00	768	(19)
Applied Technical Services, LLC	Revolver	0.50	8	—
Appriss Health, LLC	Revolver	0.50	2,963	(64)
Apptio, Inc.	Revolver	0.50	1,657	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(34)
Associations, Inc.	Revolver	0.50	723	(13)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	(1)
Avalara, Inc.	Revolver	0.50	1,350	6
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	679	(9)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	958	(13)
Bradyifs Holdings, LLC	Revolver	0.50	2,271	(34)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	6
Bubbles Bidco S.P.A. (Italy)	Revolver	0.00	€537	4
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£54	(1)
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(3)
Celerion Buyer, Inc.	Revolver	0.50	125	(1)
Chartis Holding, LLC	Revolver	0.50	1,428	(8)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(7)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(20)
Coupa Holdings, LLC	Delayed Draw	1.00	193	(2)
Coupa Holdings, LLC	Revolver	0.50	148	(1)
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(37)
CST Holding Company	Revolver	0.50	235	(4)
Denali Midco 2, LLC	Delayed Draw	1.00	1,638	(65)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**	Fair Value
Diligent Corporation	Revolver	0.50%	$24	$(1)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Dwyer Instruments, Inc.	Revolver	0.50	872	(9)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(39)
Ellkay, LLC	Revolver	0.50	1,786	(151)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	296	(14)
Excelitas Technologies Corp.	Delayed Draw	0.50	197	(4)
Excelitas Technologies Corp.	Revolver	0.50	350	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(226)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(33)
Greenhouse Software, Inc.	Revolver	0.50	733	(16)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£966	(11)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(7)
Heartland Home Services, Inc.	Delayed Draw	0.75	1,077	(12)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(11)
Hercules Borrower LLC	Revolver	0.50	1,929	(18)
Hoosier Intermediate, LLC	Revolver	0.50	2,320	(170)
HS Spa Holdings Inc.	Revolver	0.50	1,050	(20)
iCIMS, Inc.	Delayed Draw	0.00	6,317	(53)
iCIMS, Inc.	Revolver	0.50	2,040	(17)
IQN Holding Corp.	Delayed Draw	1.00	545	(5)
IQN Holding Corp.	Revolver	0.50	407	(4)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(509)
Kaseya, Inc.	Delayed Draw	1.00	1,076	(18)
Kaseya, Inc.	Revolver	0.50	1,541	(26)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
LVF Holdings, Inc.	Revolver	0.50	1,226	(54)
Material Holdings, LLC	Delayed Draw	0.00	881	(48)
Material Holdings, LLC	Revolver	1.00	959	(52)
Medical Manufacturing Technologies, LLC	Revolver	0.50	640	(12)
NEFCO Holding Company LLC	Delayed Draw	1.00	739	(8)
NEFCO Holding Company LLC	Revolver	0.50	712	(7)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	10,269	(267)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,269	(33)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	151	(3)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**		Fair Value
Oak Purchaser, Inc.	Delayed Draw	0.50%		$1,462	$(43)
Oak Purchaser, Inc.	Revolver	0.50		584	(17)
Oranje Holdco, Inc.	Revolver	0.50		503	(7)
Pestco Intermediate, LLC	Delayed Draw	2.00		694	(22)
Pestco Intermediate, LLC	Revolver	0.50		119	(4)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		7,448	(113)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,138	(32)
Prophix Software Inc. (Canada)	Delayed Draw	0.00		505	—
Prophix Software Inc. (Canada)	Revolver	0.50		2,658	—
PXO Holdings I Corp.	Delayed Draw	1.00		443	(11)
Pushpay USA Inc.	Revolver	0.50		617	(19)
PXO Holdings I Corp.	Revolver	0.50		657	(16)
QNNECT, LLC	Delayed Draw	1.00		662	(5)
Quantic Electronics, LLC	Delayed Draw	1.00		2,126	(76)
Radwell Parent, LLC	Revolver	0.38		279	(5)
RSC Acquisition, Inc.	Revolver	0.50		1,096	(23)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(26)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		33	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50		9	—
Smarsh Inc.	Delayed Draw	1.00		408	(6)
Smarsh Inc.	Revolver	0.50		204	(3)
Spotless Brands, LLC	Delayed Draw	1.00		20,000	(242)
Spotless Brands, LLC	Revolver	0.50		1,096	(24)
Summit Acquisition, Inc.	Delayed Draw	1.00		687	(21)
Summit Acquisition, Inc.	Revolver	0.50		344	(10)
Tank Holding Corp.	Revolver	0.38		303	(8)
The Carlstar Group LLC	Revolver	0.50		3,657	(20)
Trader Corporation (Canada)	Revolver	0.50	C$	91	(2)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(30)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(31)
U.S. Legal Support, Inc.	Revolver	0.50		709	(12)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(80)
Wineshipping.com LLC	Revolver	0.50		1,112	(56)
Total unfunded commitments				$156,400	$(3,395)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

As of June 30, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,679,778	$1,598,581	82.8%
Second Lien Debt	263,182	260,535	13.5
Equity Investments	67,927	72,327	3.7
Total	$2,010,887	$1,931,443	100.0%
The rate type of debt investments at fair value as of June 30, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,920,252	$1,836,995	98.8%
Fixed Rate	22,708	22,121	1.2%
Total	$1,942,960	$1,859,116	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of June 30, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$166,738	$158,241	8.2%
Automotive	113,558	111,831	5.8
Beverage & Food	80,137	77,417	4.0
Business Services	207,092	202,287	10.5
Capital Equipment	92,491	95,797	5.0
Chemicals, Plastics & Rubber	79,431	77,353	4.0
Construction & Building	54,711	54,345	2.8
Consumer Goods: Durable	435	420	0.0
Consumer Goods: Non-Durable	8,228	8,087	0.4
Consumer Services	121,688	120,742	6.3
Containers, Packaging & Glass	76,475	71,570	3.7
Diversified Financial Services	137,112	136,776	7.1
Energy: Oil & Gas	33,773	33,951	1.8
Environmental Industries	77,796	74,542	3.9
Healthcare & Pharmaceuticals	176,749	132,090	6.8
High Tech Industries	65,767	65,153	3.4
Leisure Products & Services	142,809	135,005	7.0
Retail	30,428	30,574	1.6
Software	267,188	267,009	13.8
Sovereign & Public Finance	182	614	0.0
Telecommunications	32,118	32,021	1.7
Transportation: Cargo	21,099	20,823	1.1
Utilities: Electric	924	904	0.0
Wholesale	23,958	23,891	1.1
Total	$2,010,887	$1,931,443	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of June 30, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,400	$1,428	0.1%
Canada	110,701	111,540	5.8
Italy	5,823	5,656	0.3
Luxembourg	75,061	70,044	3.6
Sweden	1,168	240	0.0
United Kingdom	67,035	66,841	3.5
United States	1,749,699	1,675,694	86.7
Total	$2,010,887	$1,931,443	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (84.0% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$19,826	$19,300	$19,141	1.66%
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	6.25%	10.67%	12/17/2020	12/17/2026	17,099	16,818	16,899	1.47
Airnov, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/20/2019	12/19/2025	25,253	25,031	25,094	2.18
Allied Universal Holdco LLC	^	(2)(3)(13)	Business Services	LIBOR	3.75%	8.17%	2/17/2021	5/14/2028	493	494	467	0.04
Alpine Acquisition Corp II	^+	(2)(3)(6)(13)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	20,889	20,467	19,988	1.74
American Physician Partners, LLC	+#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	1/7/2019	8/5/2022	41,107	41,107	35,486	3.08
American Physician Partners, LLC	^	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	12/16/2022	2/15/2023	838	801	788	0.07
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2018	6/22/2024	27,226	27,083	26,552	2.31
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	LIBOR	5.75%	10.52%	12/29/2020	12/29/2026	533	524	531	0.06
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2021	5/6/2027	44,333	43,605	42,519	3.69
Apptio, Inc.	^+#	(2)(3)(6)	Software	LIBOR	6.00%	9.94%	1/10/2019	1/10/2025	36,961	36,660	36,961	3.21
Ascend Buyer, LLC	#	(2)(3)(6)(13)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	12,497	12,264	12,255	1.06
Associations, Inc.	^#	(2)(3)(6)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	12,851	12,751	12,448	1.08
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(7)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	1,445	1,398	1,398	0.12
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	LIBOR	6.00%	10.32%	12/24/2019	12/24/2026	36,469	35,892	34,463	2.99
Avalara, Inc.	+#	(2)(3)(6)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	13,500	13,139	13,051	1.13
Barnes & Noble, Inc.	+#	(2)(3)(10)(13)	Retail	SOFR	8.31%	12.73%	8/7/2019	12/20/2026	27,848	27,105	26,771	2.32
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(7)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.46%	8/8/2022	8/8/2028	12,794	12,503	12,367	1.08
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2019	9/30/2026	29,057	28,625	28,534	2.48
Bradyifs Holdings, LLC	#	(2)(3)(6)(13)	Wholesale	SOFR	6.25%	10.83%	2/21/2020	11/22/2025	19,437	19,190	19,215	1.67
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(7)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	11.38%	10/20/2021	10/20/2028	€5,189	5,815	5,505	0.48
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(7)	Consumer Goods: Non-Durable	LIBOR	6.25%	8.38%	10/20/2021	10/20/2028	€—	—	(40)	0.00
Celerion Buyer, Inc.	#	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	1,576	1,528	1,527	0.13
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.00%	9.77%	5/1/2019	5/1/2025	38,764	38,396	38,488	3.34

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	10.73%	7/12/2021	7/12/2027		$6,444	$6,342	$6,276	0.55%
PF Atlantic Holdco 2, LLC	#	(2)(3)(6)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027		29,515	28,852	28,819	2.50
PF Growth Partners, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.48%	7/1/2019	7/11/2025		7,957	7,900	7,902	0.69
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029		7,481	6,733	6,013	0.52
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(7)	Software	LIBOR	6.50%	10.67%	2/1/2021	2/1/2026		14,618	14,361	14,618	1.27
PXO Holdings I Corp.	^+	(2)(3)(6)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028		8,534	8,364	8,357	0.73
QNNECT, LLC	#	(2)(3)(6)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029		2,641	2,542	2,541	0.22
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	10.97%	11/19/2020	11/19/2026		15,582	15,344	14,768	1.28
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	10.95%	3/1/2021	3/1/2027		9,832	9,652	9,218	0.80
Radwell Parent, LLC	#	(2)(3)(6)(13)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029		4,651	4,503	4,501	0.39
Regency Entertainment, Inc.	+	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	11.13%	5/22/2020	10/22/2025		40,000	39,529	39,520	3.43
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2019	5/22/2025		19,374	19,203	19,374	1.68
RSC Acquisition, Inc.	+#	(2)(3)(6)(13)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2019	11/1/2026		33,554	33,136	31,983	2.78
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	LIBOR	5.25%	9.80%	11/20/2018	11/20/2025		28,051	27,771	27,341	2.37
SCP Eye Care HoldCo, LLC	^	(2)(3)(6)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029		122	117	118	0.01
Smarsh Inc.	^+	(2)(3)(6)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		3,673	3,596	3,493	0.30
SPay, Inc.	^+	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	13.73%	6/15/2018	6/17/2024		24,292	24,176	21,332	1.85
Speedstar Holding, LLC	+#	(2)(3)	Automotive	LIBOR	7.00%	11.73%	1/22/2021	1/22/2027		26,694	26,305	26,510	2.30
Spotless Brands, LLC	+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028		33,832	33,179	32,779	2.85
Tank Holding Corp.	^+	(2)(3)(6)(13)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2022	3/31/2028		19,009	18,655	18,486	1.61
TCFI Aevex LLC	+#	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2020	3/18/2026		28,558	28,217	26,099	2.27
The Carlstar Group LLC	#	(2)(3)(6)(13)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		14,446	14,087	14,210	1.23
Trader Corporation (Canada)	+#	(2)(3)(6)(7)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	1,208	864	869	0.08
Trafigura Trading LLC	^	(2)(3)(6)(12) (13)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		8,250	8,076	8,185	0.71
Tufin Software North America, Inc.	^+#	(2)(3)(6)(13)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028		27,040	26,502	26,162	2.27
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	LIBOR	6.00%	11.15%	12/2/2019	12/2/2025		41,997	41,404	41,211	3.58

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

W50 Parent LLC	^	(8)	Business Services	1/10/2020	500	$190	$698	0.06%
Zenith American Holding, Inc.	^	(8)	Business Services	12/13/2017	439	213	368	0.03
Equity Investments Total						$68,033	$74,164	6.44%
Total investments—non-controlled/non-affiliated						$2,139,784	$2,090,871	181.58%
Total investments						$2,139,784	$2,090,871	181.58%
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
Analogic Corporation	Revolver	0.50%	$294	$(7)
Applied Technical Services, LLC	Revolver	0.50	37	—
Appriss Health, LLC	Revolver	0.50	2,963	(114)
Apptio, Inc.	Revolver	0.50	947	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(23)
Associations, Inc.	Revolver	0.50	723	(21)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	(4)
Avalara, Inc.	Revolver	0.50	1,350	(41)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(176)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	1,619	(45)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	958	(27)
Bradyifs Holdings, LLC	Revolver	0.50	2,539	(26)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	—
Bubbles Bidco S.P.A. (Italy)	Revolver	0.00	€537	—
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(6)
Celerion Buyer, Inc.	Revolver	0.50	125	(3)
Chartis Holding, LLC	Revolver	0.50	2,401	(16)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(13)
Comar Holding Company, LLC	Revolver	0.50	1,467	(49)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(29)
CPI Intermediate Holdings, Inc.	Delayed Draw	0.00	927	(19)
CST Holding Company	Revolver	0.50	212	(6)
DCA Investment Holding LLC	Delayed Draw	1.00	111	(6)
Denali Midco 2, LLC	Delayed Draw	1.00	2,286	(87)
Diligent Corporation	Revolver	0.50	33	(1)
Dwyer Instruments, Inc.	Revolver	0.50	994	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Revolver	0.50	320	(12)
Excelitas Technologies Corp.	Delayed Draw	0.50	303	(11)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(347)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(54)
Greenhouse Software, Inc.	Revolver	0.50	733	(27)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33%	£1,043	$(19)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(7)
Heartland Home Services, Inc.	Delayed Draw	0.75	1,259	(22)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(27)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Delayed Draw	0.00	6,831	(249)
iCIMS, Inc.	Revolver	0.50	2,449	(89)
IQN Holding Corp.	Revolver	0.50	489	(8)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(201)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(22)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Revolver	0.50	992	(54)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)
Material Holdings, LLC	Delayed Draw	0.00	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(22)
Medical Manufacturing Technologies, LLC	Revolver	0.50	723	(14)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	413	(8)
NEFCO Holding Company LLC	Revolver	0.50	1,527	(30)
NEFCO Holding Company LLC	Delayed Draw	1.00	760	(15)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,106	(22)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	82	(1)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	11,162	(201)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,269	(23)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200	(4)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,623	(38)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(48)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	—
PXO Holdings I Corp.	Delayed Draw	1.00	443	(8)
PXO Holdings I Corp.	Revolver	0.50	657	(12)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**		Fair Value
QNNECT, LLC	Delayed Draw	1.00%		$693	$(21)
Quantic Electronics, LLC	Revolver	0.50		276	(14)
Quantic Electronics, LLC	Delayed Draw	1.00		2,126	(109)
Radwell Parent, LLC	Revolver	0.38		349	(10)
RSC Acquisition, Inc.	Revolver	0.50		1,096	(50)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(92)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		39	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50		17	—
Smarsh Inc.	Delayed Draw	1.00		408	(17)
Smarsh Inc.	Revolver	0.50		204	(9)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		690	(18)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	91	(3)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Delayed Draw	0.00		115	(4)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(38)
U.S. Legal Support, Inc.	Revolver	0.50		638	(12)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(127)
Wineshipping.com LLC	Revolver	0.50		1,509	(120)
Total unfunded commitments				$159,074	$(4,353)
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Sovereign & Public Finance	$182	$623	0.0%
Telecommunications	32,208	31,747	1.5
Transportation: Cargo	20,467	19,988	0.9
Utilities: Electric	906	877	0.0
Wholesale	23,693	23,716	1.1
Total	$2,139,784	$2,090,871	100.0%

The geographical composition of investments at fair value as of December 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,398	$1,398	0.1%
Canada	111,536	111,939	5.4
Cyprus	26,267	27,946	1.3
Italy	5,815	5,465	0.3
Luxembourg	75,107	69,170	3.3
Sweden	1,168	382	0.0
United Kingdom	66,270	64,277	3.1
United States	1,852,223	1,810,294	86.5
Total	$2,139,784	$2,090,871	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2023
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
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C., (“CGCIM” or “Investment Adviser”), a wholly-owned subsidiary of the Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C., (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.
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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2023 and December 31, 2022, the Company had restricted cash balances of $59,867 and $51,725, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company's financing transactions. As of June 30, 2023 and December 31, 2022, approximately $3,290 and $2,399, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $183,411 and $206,773, respectively, which represents approximately 9.5% and 9.9% of total investments at fair value, respectively. For the three and six months ended June, 30 2023, the Company earned $2,874 and $5,647 in PIK income, respectively. For the three and six months ended June 30, 2022, the Company earned $2,502 and $5,048 in PIK income, respectively. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June, 30 2023, the Company earned $701 and $3,019, respectively, in other income, primarily from prepayment and commitment fees. For the three and six months ended June 30, 2022, the Company earned $1,646 and $3,583, respectively, in other income, primarily from prepayment and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio on non-accrual status was $8,548 and $7,176, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2023 and December 31, 2022 and for the periods then ended.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. The Company incurred $298 and $401 in excise tax, respectively, for the three and six months ended June 30, 2023. The Company did not incur excise tax for the three and six months ended June 30, 2022.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2023 and December 31, 2022.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,598,581	$1,598,581
Second Lien Debt	—	—	260,535	260,535
Equity Investments	—	—	72,327	72,327
Total	$—	$—	$1,931,443	$1,931,443

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,755,773	$1,755,773
Second Lien Debt	—	—	260,934	260,934
Equity Investments	—	—	74,164	74,164
Total	$—	$—	$2,090,871	$2,090,871

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended June, 30 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,692,273	$257,179	$72,953	$2,022,405
Purchases	28,061	383	1,298	29,742
Sales	(9,950)	—	(1,495)	(11,445)
Paydowns	(86,440)	—	(4)	(86,444)
Accretion of discount	2,249	229	20	2,498
Net realized gains (losses)	17	—	1,189	1,206
Net change in unrealized appreciation (depreciation)	(27,629)	2,744	(1,634)	(26,519)
Balance, end of period	$1,598,581	$260,535	$72,327	$1,931,443
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(27,371)	$2,744	$(490)	$(25,117)

	Financial Assets
	For the six months ended June, 30 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,755,773	$260,934	$74,164	$2,090,871
Purchases	59,973	706	2,812	63,491
Sales	(30,022)	(6,372)	(1,495)	(37,889)
Paydowns	(156,354)	(1,000)	(2,479)	(159,833)
Accretion of discount	4,830	399	64	5,293
Net realized gains (losses)	(902)	(49)	992	41
Net change in unrealized appreciation (depreciation)	(34,717)	5,917	(1,731)	(30,531)
Balance, end of period	$1,598,581	$260,535	$72,327	$1,931,443
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(34,899)	$5,917	$210	$(28,772)

	Financial Assets
	For the three months ended June, 30 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,607,929	$294,677	$58,749	$1,961,355
Purchases	165,813	430	1,108	167,351
Sales	(17,005)	(4,012)	—	(21,017)
Paydowns	(97,116)	—	(108)	(97,224)
Accretion of discount	2,448	185	47	2,680
Net realized gains (losses)	99	(956)	611	(246)
Net change in unrealized appreciation (depreciation)	(15,479)	(9,172)	(1,558)	(26,209)
Balance, end of period	$1,646,689	$281,152	$58,849	$1,986,690
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(14,781)	$(9,172)	$(230)	$(24,183)

	Financial Assets
	For the six months ended June, 30 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,674,715	$337,899	$57,469	$2,070,083
Purchases	227,825	678	2,479	230,982
Sales	(17,005)	(4,012)	—	(21,017)
Paydowns	(216,496)	(41,838)	(1,125)	(259,459)
Accretion of discount	5,461	953	54	6,468
Net realized gains (losses)	3,502	(956)	1,740	4,286
Net change in unrealized appreciation (depreciation)	(31,313)	(11,572)	(1,768)	(44,653)
Balance, end of period	$1,646,689	$281,152	$58,849	$1,986,690
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Statements of Operations	$(25,533)	$(10,583)	$(440)	$(36,556)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2023 and December 31, 2022:

	Fair Value as of June 30, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,569,503	Discounted Cash Flow	Discount Rate	5.03%	18.65%	8.66%
	10,893	Consensus Pricing	Indicative Quotes	97.00%	100.00%	97.07%
	18,185	Income Approach	Discount Rate	9.24%	9.24%	9.24%
		Market Approach	Comparable Multiple	11.04x	11.04x	11.04x
Total First Lien Debt	1,598,581
Investments in Second Lien Debt	260,535	Discounted Cash Flow	Discount Rate	8.25%	13.51%	10.02%
Total Second Lien Debt	260,535
Investments in Equity	72,327	Income Approach	Discount Rate	7.22%	12.24%	9.29%
		Market Approach	Comparable Multiple	9.10x	16.50x	10.77x
Total Equity Investments	72,327
Total Level 3 Investments	$1,931,443

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,677,160	Discounted Cash Flow	Discount Rate	4.84%	17.96%	8.80%
	62,319	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.50%
	16,294	Income Approach	Discount Rate	9.03%	9.03%	9.03%
		Market Approach	Comparable Multiple	10.51x	10.51x	10.51x
Total First Lien Debt	1,755,773
Investments in Second Lien Debt	260,934	Discounted Cash Flow	Discount Rate	8.96%	13.33%	10.30%
Total Second Lien Debt	260,934
Investments in Equity	74,164	Income Approach	Discount Rate	7.22%	11.94%	9.45%
		Market Approach	Comparable Multiple	9.10x	17.24x	10.91x
Total Equity Investments	74,164
Total Level 3 Investments	$2,090,871
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
Financial instruments disclosed but not carried at fair value
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy. The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.
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
Pursuant to the Investment Advisory Agreement and the Amended and Restated Investment Advisory Agreement effective as of January 21, 2022, and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
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

Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Base management fees	$2,709	$3,027	$5,456	$5,827
Incentive fee on pre-incentive fee net investment income	4,923	3,806	9,949	8,723
Total base management fees and incentive fees	$7,632	$6,833	$15,405	$14,550
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2023, the Company did not incur any capital gains incentive fees. For the three and six months ended June 30, 2022, the Company did not incur any capital gains incentive fees.
As of June 30, 2023 and December 31, 2022, $7,635 and $7,703, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Unless terminated earlier, the Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 4, 2023, the Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Administration Agreement for an additional one year term.
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company's allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company's allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company's internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as amended. Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the three and six months ended June, 30 2023, the Company incurred $314 and $441, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2022, the Company incurred $405 and $719, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $878 and $854, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June, 30 2023, the Company incurred $178 and $401, respectively, in fees under the State Street Sub-Administration Agreement. For the three and six months ended June 30, 2022, the Company incurred $223 and $486, respectively, in fees under the State Street Sub-Administration Agreement. These fees were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $1,031 and $842, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and six months ended June, 30 2023, TCG received $727 and $1,507, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock, and TCG paid these amounts as placement fees to sub-placement agents. For both the three and six months ended June 30, 2022, TCG received $1,554 in placement fees from the Company’s stockholders.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and six months ended June, 30 2023, the Company incurred $68 and $146, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. For the three and six months ended June 30, 2022, the Company incurred $107 and $202, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. As of June 30, 2023 and December 31, 2022, no fees or expenses associated with its Independent Directors were payable.
5. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. The Company was party to the Subscription Facility until its termination on October 3, 2022, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2023 and December 31, 2022, asset coverage was 219.15% and 217.21%, respectively, and the SPV and SPV2 were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the Credit Facilities for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Outstanding borrowing, beginning of period	$949,604	$889,297	$982,404	$966,947
Borrowings	68,000	119,814	139,000	154,978
Repayments	(113,000)	(119,361)	(217,886)	(227,523)
Foreign currency translation	1,428	(5,141)	2,514	(9,793)
Outstanding borrowing, end of period	$906,032	$884,609	$906,032	$884,609
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021 and March 28, 2022. The SPV Credit Facility provides for secured borrowings of $700,000 as of June 30, 2023, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2024, and a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021, March 7, 2022, September 20, 2022, and June 29, 2023. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of June 30, 2023, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025, and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SPV Credit Facility	$700,000	$558,732	$141,268	$48,541
SPV2 Credit Facility	550,000	347,300	202,700	122,028
Total	$1,250,000	$906,032	$343,968	$170,569

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and six months ended June 30, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$17,350	$7,238	$33,834	$13,436
Facility unused commitment fee	333	295	712	596
Amortization of deferred financing costs	421	428	842	831
Total interest expense and credit facility fees	$18,104	$7,961	$35,388	$14,863
Cash paid for interest expense and credit facility fees	$16,961	$6,878	$32,380	$13,453

Weighted average principal debt outstanding	$932,488	$898,944	$942,360	$911,039
Weighted average interest rate(1)	7.36%	3.19%	7.14%	2.93%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

As of June 30, 2023 and December 31, 2022, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2023	December 31, 2022
Interest expense payable	$15,320	$13,344
Unused commitment fees payable	319	215
Total interest expense and credit facility fees payable	$15,639	$13,559
Weighted average interest rate (1)	7.49%	6.00%
(1) Based on floating LIBOR and SOFR rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2023 and December 31, 2022:

	As of
Payment Due by Period	June 30, 2023	December 31, 2022
Less than 1 Year	$—	$—
1-3 Years	558,732	—
3-5 Years	—	622,104
More than 5 Years	347,300	360,300
Total	$906,032	$982,404
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2023 and December 31, 2022 for any such exposure.
As of June 30, 2023 and December 31, 2022, the Company had $1,325,584 and $1,285,690, respectively, in total capital commitments from stockholders, of which $23,074 and $13,210, respectively, was unfunded. As of June 30, 2023, current officers had no unfunded capital commitments to the Company. As of December 31, 2022, current officers had $500 in unfunded capital commitments to the Company.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	June 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$84,715	$79,647
Unfunded revolving commitments	71,685	79,427
Total unfunded commitments	$156,400	$159,074

7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.
For the three and six months ended June 30, 2023, the Company repurchased and extinguished 2,043,878 and 4,161,694 shares for $40,285 and $82,048, respectively, in connection with the tender offers as discussed below.
The following table summarizes capital activity during the three months ended June 30, 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2023	56,985,292	$570	$1,160,822	$15,006	$(7,335)	$(45,730)	$1,123,333
Common stock issued	854,675	8	16,812	—	—	—	16,820
Dividend reinvestment	16,319	1	320	—	—	—	321
Repurchase of common stock	(2,043,878)	(21)	(40,264)	—	—	—	(40,285)
Net investment income (loss)	—	—	—	34,469	—	—	34,469
Net realized gain (loss)	—	—	—	—	1,219	—	1,219
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(26,519)	(26,519)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,381)	(1,381)
Dividends declared	—	—	—	(28,465)	—	—	(28,465)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(79)	(1,224)	1,303	—	—
Balance, June 30, 2023	55,812,408	$558	$1,137,611	$19,786	$(4,813)	$(73,630)	$1,079,512

The following table summarizes capital activity during the six months ended June 30, 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	1,528,999	15	30,015	—	—	—	30,030
Dividend reinvestment	48,587	1	961	—	—	—	962
Repurchase of common stock	(4,161,694)	(42)	(82,006)	—	—	—	(82,048)
Net investment income (loss)	—	—	—	69,715	—	—	69,715
Net realized gain (loss)	—	—	—	—	(119)	—	(119)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(30,531)	(30,531)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,474)	(2,474)
Dividends declared	—	—	—	(57,524)	—	—	(57,524)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(79)	(1,224)	1,303	—	—
Balance, June 30, 2023	55,812,408	$558	$1,137,611	$19,786	$(4,813)	$(73,630)	$1,079,512

The following table summarizes capital activity during the three months ended June 30, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2022	57,005,057	$570	$1,160,819	$1,685	$1,075	$(14,947)	$1,149,202
Common stock issued	3,233,368	32	64,668	—	—	—	64,700
Net investment income (loss)	—	—	—	26,578	—	—	26,578
Net realized gain (loss)	—	—	—	—	867	—	867
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(26,209)	(26,209)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	5,141	5,141
Dividends declared	—	—	—	(27,362)	—	—	(27,362)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304	—	—	—
Balance, June 30, 2022	60,238,425	$602	$1,225,183	$1,205	$1,942	$(36,015)	$1,192,917
The following table summarizes capital activity during the six months ended June 30, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2022	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Common stock issued	3,233,368	32	64,668	—	—	—	64,700
Net investment income (loss)	—	—	—	54,554	—	—	54,554
Net realized gain (loss)	—	—	—	—	4,061	—	4,061
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(44,653)	(44,653)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	9,793	9,793
Dividends declared	—	—	—	(55,865)	(5,914)	—	(61,779)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304		—	—
Balance, June 30, 2022	60,238,425	$602	$1,225,183	$1,205	$1,942	$(36,015)	$1,192,917

Share Issuances
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the six months ended June 30, 2023.

	Shares Issued	Proceeds
January 6, 2023	674,324	$13,210
April 11, 2023	854,675	16,820
Total	1,528,999	$30,030

On June 23, 2023, the Company delivered a capital drawdown notice to its investors relating to the issuance of 1,193,694 shares for an aggregate offering price of approximately $23,074. The shares were issued on July 6, 2023.
Subscription and share issuance transactions during the six months ended June 30, 2023 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. There was no increase to net asset value per share resulting from such subscription.
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the six months ended June 30, 2022.

	Shares Issued	Proceeds
June 30, 2022	3,233,368	$64,700
Total	3,233,368	$64,700
Subscription and share issuance transactions during the six months ended June 30, 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. There was no increase to net asset value per share resulting from such subscription.
Earnings Per Share
The Company computes earnings per common share in accordance with ASC 260. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$7,788	$6,377	$36,591	$23,755
Weighted-average common shares outstanding	56,297,809	57,040,589	56,956,955	57,022,921
Basic and diluted earnings per common share	$0.14	$0.11	$0.64	$0.42
Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 20, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
(1)Includes capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.

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
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of June 30, 2023, the Company has not conducted a Qualifying Tender.
The following summarizes the results of the Quarterly Tender Offer completed during the three and six months ended June 30, 2023. We did not have any share repurchases during the three and six months ended June 30, 2022.

Payment Date	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
May 12, 2023	3.5%	$19.71	March 31, 2023	$40,285	2,043,878	3.6%
(1)Percentage based on the total shares as of the close of the previous quarter.

On June 30, 2023, the Company commenced a Quarterly Tender Offer (the “Q2 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 1,994,485 shares, representing 3.5% of the number of shares of its common stock outstanding as of March 31, 2023. On July 28, 2023, the Quarterly Tender Offer expired and the Company accepted 1,562,102 shares for purchase, representing approximately 2.8% of the total number of shares outstanding as of June 30, 2023. The purchase price of the shares tendered is the Company’s net asset value per share as of June 30, 2023, or $19.34 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of June 30, 2023 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Per Share Data:
Net asset value per share, beginning of period	$19.72	$20.46
Net investment income (loss) (1)	1.22	0.96
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.58)	(0.54)
Net increase (decrease) in net assets resulting from operations	0.64	0.42
Dividends declared (2)	(1.02)	(1.08)
Net asset value per share, end of period	$19.34	$19.80
Number of shares outstanding, end of period	55,812,408	60,238,425
Total return based on net asset value (3)	3.26%	2.05%
Net assets, end of period	$1,079,512	$1,192,917
Ratio to average net assets (4):
Expenses before incentive fees	3.92%	2.12%
Expenses after incentive fees	4.81%	2.87%
Net investment income (loss)	6.24%	4.66%
Interest expense and credit facility fees	3.16%	1.27%
Ratios/Supplemental Data:
Asset coverage, end of period	219.15%	234.85%
Portfolio turnover	3.13%	11.42%
Total committed capital, end of period	$1,325,584	$1,227,312
Ratio of total contributed capital to total committed capital, end of period	98.26%	100.00%
Weighted-average shares outstanding	56,956,955	57,022,921
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
(3)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. There was no impact to total return as a result of the offering price of subscriptions during the six months ended June 30, 2023 and 2022.
(4)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2023 and June 30, 2022.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2023 and June 30, 2022, the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of June 30.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of June 30, 2023 and June 30, 2022, permanent differences primarily due to non-deductible expenses from investments in partnerships and non-deductible excise tax resulted in a net increase in distributable earnings (loss) by $79 and $304, respectively, and a net decrease in additional paid-in capital in excess of par by $79 and $304, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the period from July 1, 2022 to June 30, 2023 and for the period from July 1, 2021 to June 30, 2022 was as follows:

	For the period from July 1, 2022 to June 30, 2023	For the period from July 1, 2021 to June 30, 2022
Ordinary income	$114,465	$109,636
Long-term capital gains	3,125	5,914
Tax return of capital	—	—
Income Tax Information and Distributions to Stockholders
As of June 30, 2023 and June 30, 2022, the components of accumulated earnings (deficit) on a tax basis were as follows:

	For the period from July 1, 2022 to June 30, 2023	For the period from July 1, 2021 to June 30, 2022
Undistributed ordinary income	$48,453	$26,240
Undistributed long-term capital gains	—	5,592
Other book/tax differences (1)	(28,667)	(27,627)
Capital loss carryforwards	(8,715)	—
Net unrealized appreciation (depreciation) on investments(2)	(75,542)	(46,604)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	5,814	9,531
Total accumulated earnings (deficit)	$(58,657)	$(32,868)
(1)Consists of dividends payable as well as the unamortized portion of organization costs as of June 30, 2023 and June 30, 2022.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable to the tax treatment of material modifications of debt instruments, and the tax treatment of investments in partnerships.

    As of June 30, 2023 and June 30, 2022, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of
	June 30, 2023	June 30, 2022
Cost of investments	$2,006,984	$2,033,294
Gross unrealized appreciation on investments	19,223	13,976
Gross unrealized depreciation on investments	(94,765)	(60,580)
Net unrealized appreciation (depreciation) on investments	$(75,542)	$(46,604)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of June 30, 2023 and June 30, 2022, the Company had $8,715 and $0 of capital loss carryforwards, respectively, of which $0 and $0 were short-term capital loss carryforwards, respectively, and $8,715 and $0, were long-term capital loss carryforwards, respectively.

11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date of the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.

On July 6, 2023, the Company issued 1,193,694 shares for an aggregate offering price of approximately $23,074.

Upon expiration of the Q2 2023 Tender Offer, the Company accepted for purchase 1,562,102 shares of common stock. See Note 7, Net Assets, to these unaudited consolidated financial statements for additional information regarding the share issuance and the Q2 2023 Tender Offer.

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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of June 30, 2023, our Investment Adviser’s investment team included a team of 211 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to the Amended and Restated Investment Advisory Agreement between us and our Investment Adviser; (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iv) other operating expenses summarized below:

•administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;
•the costs of any other offerings of our common stock and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies;
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
•transfer agent and custodial fees;
•commissions and other compensation payable to brokers or dealers;
•U.S. federal, state and local taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including federal and state registration and any applicable listing fees;
•the costs of any reports, proxy statements or other notices to our stockholders and the costs of any stockholders’ meetings;
•the costs of specialty and custom software for monitoring risk, compliance and overall portfolio;
•fidelity bond, liability insurance, and any other insurance premiums;
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
Number of investments	155	156
Number of portfolio companies	120	121
Number of industries	24	26
Percentage of total investment fair value:
First Lien Debt	82.8%	84.0%
Second Lien Debt	13.5%	12.5%
Total secured debt	96.3%	96.5%
Equity investments	3.7%	3.5%
Percentage of debt investment fair value:
Floating rate(1)	98.8%	97.7%
Fixed interest rate	1.2%	2.3%
(1)Primarily subject to interest rate floors.

Our investment activity for the three months ended June 30, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three months ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$2,075,330	$1,980,691
New investments purchased	29,742	167,351
Net accretion of discount on investments	2,498	2,680
Net realized gain (loss) on investments	1,206	(246)
Investments sold or repaid	(97,889)	(118,241)
Total Investments, end of period	$2,010,887	$2,032,235
Principal amount of investments funded:
First Lien Debt	$30,719	$169,963
Second Lien Debt	380	430
Equity Investments	1,298	900
Total funded	$32,397	$171,293
Principal amount of investments sold or repaid:
First Lien Debt	$(96,439)	$(114,239)
Second Lien Debt	—	(5,000)
Equity Investments(1)	(1,499)	(51)
Total sold or repaid	$(97,938)	$(119,290)
Number of new funded investments	4	11
Average amount of new funded debt investments	$7,435	$13,263
(1)Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
As of June 30, 2023 and December 31, 2022, investments consisted of the following:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,679,778	$1,598,581	$1,802,253	$1,755,773
Second Lien Debt	263,182	260,535	269,498	260,934
Equity Investments	67,927	72,327	68,033	74,164
Total	$2,010,887	$1,931,443	$2,139,784	$2,090,871
The weighted average yields(1) for our first lien debt, second lien debt and income producing investments based on the amortized cost and fair value as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	12.0%	12.3%	11.2%	11.5%
Second Lien Debt	13.5%	13.7%	12.7%	13.1%
First and Second Lien Debt Total	12.3%	12.5%	11.4%	11.7%
Total Debt and Income Producing Investments(2)	12.3%	12.6%	11.5%	11.8%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 11.9% and 11.4% as of June 30, 2023 and December 31, 2022, respectively.
(2)Income Producing Investments include income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our total debt and income producing securities as measured on an amortized cost basis increased to 12.3% as of June 30, 2023 from 11.5% as of December 31, 2022, primarily due to the impact of rising benchmark interest rates.
As of June 30, 2023 and December 31, 2022, three and one of our debt investments were on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2023 and December 31, 2022. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,922,895	99.6%	$2,083,695	99.7%
Non-accrual(1)	8,548	0.4%	7,176	0.3%
Total	$1,931,443	100.0%	$2,090,871	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of June 30, 2023 and December 31, 2022 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$57.7	3.1%	$85.0	4.2%
Internal Risk Rating 2	1,510.3	81.2	1,678.8	83.2
Internal Risk Rating 3	282.6	15.2	245.7	12.2
Internal Risk Rating 4	8.5	0.5	7.2	0.4
Internal Risk Rating 5	—	—	—	—
Total	$1,859.1	100.0%	$2,016.7	100.0%
As of June 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.1, respectively. As of June 30, 2023 and December 31, 2022, three and one of our debt investments, with an aggregate fair value of $8.5 million and $7.2 million, respectively, were assigned an Internal Risk Rating of 4.
See the Consolidated Schedules of Investments as of June 30, 2023 and December 31, 2022 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Net Investment Income
Net investment income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total investment income	$61,676	$43,235	$123,501	$88,081
Total expenses (including Excise tax)	27,207	16,657	53,786	33,527
Net investment income (loss)	$34,469	$26,578	$69,715	$54,554
The increase in net investment income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was primarily driven by the changes discussed below.
Investment Income
Investment income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income	$58,101	$39,087	$114,835	$79,450
PIK income	2,874	2,502	5,647	5,048
Other income	701	1,646	3,019	3,583
Total investment income	$61,676	$43,235	$123,501	$88,081
The increase in investment income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was primarily driven by higher weighted average interest rates. The amortized cost of our portfolio decreased to $2,010,887 as of June 30, 2023 from $2,032,235 as of June 30, 2022. As of June 30, 2023, the weighted average yield of our total debt and income producing securities increased to 12.3% from 8.6% as of June 30, 2022, on amortized cost primarily due to higher benchmark rates.
Interest and PIK income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2023, three first lien debt investments were on non-accrual status. The fair value of the debt investments on non-accrual status was $8,548, which represents approximately 0.4% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of June 30, 2022, one first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $13,018, which represents approximately 0.7% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments.
The decrease in other income for the three and six months ended June 30, 2023 from the comparable period in 2022 was primarily driven by lower amendment fees.
Expenses
Expenses for the three and six months ended June 30, 2023 and 2022 comprised the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Management fees	$2,709	$3,027	$5,456	$5,827
Net investment income incentive fees	4,923	3,806	9,949	8,723
Professional fees	369	867	911	2,039
Administrative service fees	314	405	441	719
Interest expense and credit facility fees	18,104	7,961	35,388	14,863
Directors’ fees and expenses	68	107	146	202
Other general and administrative	422	484	1,094	1,154
Excise tax expense	298	—	401	—
Total expenses (including Excise tax)	$27,207	$16,657	$53,786	$33,527
Interest expense and credit facility fees for the three and six months ended June 30, 2023 and 2022 comprised the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$17,350	$7,238	$33,834	$13,436
Facility unused commitment fee	333	295	712	596
Amortization of deferred financing costs	421	428	842	831
Total interest expense and credit facility fees	$18,104	$7,961	$35,388	$14,863
Cash paid for interest expense and credit facility fees	$16,961	$6,878	$32,380	$13,453

Weighted average principal debt outstanding	$932,488	$898,944	$942,360	$911,039
Weighted average interest rate	7.36%	3.19%	7.14%	2.93%
The increase in interest expense for the three and six months ended June 30, 2023 from the comparable periods in 2022 was driven primarily by higher weighted average interest rates due to higher benchmark rates.

Below is a summary of the base management fees and incentive fees during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Base management fees	$2,709	$3,027	$5,456	$5,827
Incentive fee on pre-incentive fee net investment income	4,923	3,806	9,949	8,723
Total base management fees and incentive fees	$7,632	$6,833	$15,405	$14,550
The decrease in base management fees for the three and six months ended June 30, 2023 from the comparable periods in 2022 was driven by a decrease in our net asset value. The increase in incentive fees for the three and six months ended June 30, 2023 from the comparable periods in 2022 was driven by higher pre-incentive fee net investment income.
The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2023 and 2022, the Company did not incur any capital gains incentive fees. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended June 30, 2023, we recorded realized gain of approximately $1,206 on 5 investments and no realized losses and recorded unrealized appreciation on 92 investments totaling approximately $12,698 and unrealized depreciation on 61 investments of approximately $39,217. During the three months ended June 30, 2022, we recorded realized gain of approximately $721 on four investments and realized loss of approximately $967 on 2 investments and recorded unrealized appreciation on 26 investments totaling approximately $5,720 and unrealized depreciation on 106 investments of approximately $31,929.

During the six months ended June 30, 2023, we recorded realized gain of approximately $1,241 on 7 investments and realized loss of approximately $1,200 on 4 investments and recorded unrealized appreciation on 102 investments totaling approximately $30,944 and unrealized depreciation on 62 investments of approximately $61,475. During the six months ended June 30, 2022, we recorded realized gain of approximately $5,253 on 7 investments and realized loss of approximately $967 on 2 investments and recorded unrealized appreciation on 61 investments totaling approximately $10,901 and unrealized depreciation on 195 investments of approximately $55,554.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$1,206	$(246)	$41	$4,286
Net change in unrealized appreciation (depreciation) on investments(1)	(26,519)	(26,209)	(30,531)	(44,653)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(25,313)	$(26,455)	$(30,490)	$(40,367)
Net realized currency gain (loss) on non-investment assets and liabilities	13	1,113	(160)	(225)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1,381)	5,141	(2,474)	9,793
Net realized and unrealized gains (losses)	$(26,681)	$(20,201)	$(33,124)	$(30,799)
(1)For three and six months ended June 30, 2023, net change in unrealized appreciation (depreciation) on investments included 1,414 and 3,092 related to currency gains (losses), respectively. For three and six months ended June 30, 2022, net change in unrealized appreciation (depreciation) on investments included (6,533) and (9,427) related to currency gains (losses), respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$17	$(27,629)	$99	$(15,479)	$(902)	$(34,717)	$3,502	$(31,313)
Second Lien Debt	—	2,744	(956)	(9,172)	(49)	5,917	(956)	(11,572)
Equity Investments	1,189	(1,634)	611	(1,558)	992	(1,731)	1,740	(1,768)
Total	$1,206	$(26,519)	$(246)	$(26,209)	$41	$(30,531)	$4,286	$(44,653)

Net change in unrealized depreciation in our investments for the three and six months ended June 30, 2023 was primarily driven by the performance of our investment in American Physician Partners. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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

The SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of June 30, 2023, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
The SPV2 entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility”, together with the Subscription Facility and SPV Credit Facility, the "Credit Facilities"), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
Although we believe that the SPV and SPV2 will remain in material compliance, there are no assurances that we, the SPV and SPV2 will continue to materially comply with the covenants in the respective Credit Facilities, as applicable. Failure to comply with these covenants could result in a default under the SPV Credit Facility and/or the SPV2 Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the respective facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Credit Facilities, see Note 5, Borrowings, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
As of June 30, 2023 and December 31, 2022, the Company had $98,538 and $73,760, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$558,732	$141,268	$48,541
SPV2 Credit Facility	550,000	347,300	202,700	122,028
Total	$1,250,000	$906,032	$343,968	$170,569

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued and outstanding as of June 30, 2023 and December 31, 2022 were 55,812,408 and 58,396,516, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Shares outstanding, beginning of period	58,396,516	57,005,057
Common stock issued	1,528,999	3,233,368
Dividends reinvested	48,587	—
Repurchase of common stock	(4,161,694)	—
Shares outstanding, end of period	55,812,408	60,238,425
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

On June 30, 2023, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 1,994,485 shares, representing 3.5% of the number of shares of its common stock outstanding as of March 31, 2023. On July 28, 2023, the Quarterly Tender Offer expired and the Company accepted 1,562,102 shares for purchase, representing approximately 2.8% of the total number of shares outstanding as of June 30, 2023. The purchase price of the shares tendered is the Company’s net asset value per share as of June 30, 2023, or $19.34 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of June 30, 2023 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.
In August 2022 and December 2022, the Board of Directors of the Company approved the repurchase of 8,547 and 4,162 shares of the Company, which had been tendered by investors in the Quarterly Tender Offers. These shares were not repurchased in the Quarterly Tender Offer and instead were repurchased by the Company at a price per share of $19.80, or $170, and $19.87, or $83, respectively.

Dividends and Distributions to Stockholders
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	0.48
September 29, 2021	September 29, 2021	October 15, 2021	0.49
December 20, 2021	December 30, 2021	January 18, 2022	0.48
March 25, 2022	March 25, 2022	April 18, 2022	0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	0.48
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 21, 2022	December 21, 2022	January 20, 2023	0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	0.51
June 21, 2023	June 21, 2023	July 21, 2023	0.51
(1)Includes a capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these unaudited consolidated financial statements as of June 30, 2023 and December 31, 2022 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	June 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$84,715	$79,647
Unfunded revolving commitments	71,685	79,427
Total unfunded commitments	$156,400	$159,074
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2023 and December 31, 2022.

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
Interest Rate Risk
As of June 30, 2023, on a fair value basis, approximately 1.2% of our debt investments bear interest at a fixed rate and approximately 98.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are subject to floating interest rates and are typically paid based on floating LIBOR or SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of June 30, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2023 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the interest rate as of June 30, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$56,954	$(27,181)	$29,773
Up 200 basis points	$37,969	$(18,121)	$19,848
Up 100 basis points	$18,985	$(9,060)	$9,925
Down 100 basis points	$(18,985)	$9,060	$(9,925)
Down 200 basis points	$(37,969)	$18,121	$(19,848)
Down 300 basis points	$(56,954)	$27,181	$(29,773)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2023, upon completion of our tender offer that commenced March 31, 2023, we repurchased 2,043,878 shares for a purchase price of $19.71 per share, or approximately $40.3 million in aggregate.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

3.1	Certificate of Correction, Incorporated by reference to the Company’s Form 8-K filed by the Company on July 7, 2023 (File No. 814-01248).

10.1
Fifth Amendment to the Loan and Servicing Agreement, dated as of June 29, 2023, among Carlyle Credit Solutions SPV 2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.*†

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: August 10, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)