Form 10-Q
period 2023-09-30
Carlyle Credit Solutions, Inc.
filed 2023-11-13
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 9, 2023 was 56,280,182.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,912,035 and $2,139,784, respectively)	$1,833,008	$2,090,871
Cash, cash equivalents and restricted cash	65,745	73,760
Receivable for investments sold	399	2,107
Interest receivable	22,419	21,648
Receivable for issuance of common stock	96	349
Prepaid expenses and other assets	9,221	9,427
Total assets	$1,930,888	$2,198,162
LIABILITIES
Secured borrowings (Note 5)	$782,332	$982,404
Payable for investments purchased	—	97
Interest and credit facility fees payable (Note 5)	9,586	13,559
Dividend payable (Note 7)	28,254	30,366
Management and incentive fees payable (Note 4)	7,521	7,703
Administrative service fees payable (Note 4)	1,246	854
Common stock proceeds received in advance	17,739	8,860
Other accrued expenses and liabilities	2,564	2,818
Total liabilities	849,242	1,046,661
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 55,472,032 and 58,396,516 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	555	584
Paid-in capital in excess of par value	1,131,036	1,188,720
Total distributable earnings (loss)	(49,945)	(37,803)
Total net assets	$1,081,646	$1,151,501
NET ASSETS PER SHARE	$19.50	$19.72
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$56,936	$46,150	$171,771	$125,599
PIK income	3,096	2,618	8,743	7,667
Other income	913	2,767	3,932	6,350
Total investment income	60,945	51,535	184,446	139,616
Expenses:
Base management fees (Note 4)	2,639	3,020	8,095	8,847
Net investment income incentive fee (Note 4)	4,898	4,461	14,847	13,184
Professional fees	380	610	1,291	2,649
Administrative service fees (Note 4)	368	331	809	1,050
Interest expense and credit facility fees (Note 5)	17,671	10,967	53,059	25,830
Directors’ fees and expenses	61	98	207	300
Other general and administrative	638	794	1,732	1,948
Total expenses	26,655	20,281	80,040	53,808
Net investment income (loss) before taxes	34,290	31,254	104,406	85,808
Excise tax expense	168	—	569	—
Net investment income (loss)	34,122	31,254	103,837	85,808
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(253)	(4,341)	(212)	(55)
Net realized currency gain (loss) on non-investment assets and liabilities	52	(191)	(108)	(416)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	417	(873)	(30,114)	(45,526)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,665	7,718	191	17,511
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	2,881	2,313	(30,243)	(28,486)
Net increase (decrease) in net assets resulting from operations	$37,003	$33,567	$73,594	$57,322
Basic and diluted earnings per common share (Note 7)	$0.66	$0.57	$1.30	$0.99
Weighted-average shares of common stock outstanding—basic and diluted (Note 7)	55,859,507	58,896,914	56,587,119	57,654,450
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$103,837	$85,808
Net realized gain (loss) on investments and non-investment assets and liabilities	(320)	(471)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(29,923)	(28,015)
Net increase (decrease) in net assets resulting from operations	73,594	57,322
Capital transactions:
Common stock issued	53,104	109,868
Dividend reinvestment	1,515	—
Repurchase of common stock	(112,253)	(39,674)
Dividends declared (Note 7)	(85,815)	(91,479)
Net increase (decrease) in net assets resulting from capital transactions	(143,449)	(21,285)
Net increase (decrease) in net assets	(69,855)	36,037
Net assets at beginning of period	1,151,501	1,166,241
Net assets at end of period	$1,081,646	$1,202,278
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$73,594	$57,322
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,521	1,289
Net accretion of discount on investments	(7,896)	(9,346)
Paid-in-kind interest	(8,980)	(9,996)
Net realized (gain) loss on investments	212	55
Net realized currency (gain) loss on non-investment assets and liabilities	108	416
Net change in unrealized (appreciation) depreciation on investments	30,114	45,526
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(191)	(17,511)
Cost of investments purchased and change in payable for investments purchased	(92,191)	(449,566)
Proceeds from sales and repayments of investments and change in receivable for investments sold	338,049	416,972
Changes in operating assets:
Interest receivable	(771)	(819)
Prepaid expenses and other assets	(1,165)	(1,191)
Changes in operating liabilities:
Due to Investment Adviser	—	(278)
Interest and credit facility fees payable	(3,973)	3,744
Management and incentive fee payable	(182)	(278)
Administrative service fees payable	392	663
Other accrued expenses and liabilities	(254)	245
Net cash provided by (used in) operating activities	328,387	37,247
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	62,236	113,325
Repurchase of common stock	(112,253)	(39,674)
Borrowings on the Credit Facilities	169,000	321,777
Repayments of the Credit Facilities	(368,823)	(340,748)
Dividends paid in cash	(86,412)	(89,141)
Debt issuance costs paid	(150)	(3,661)
Net cash provided by (used in) financing activities	(336,402)	(38,122)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,015)	(875)
Cash, cash equivalents and restricted cash, beginning of period	73,760	65,838
Cash, cash equivalents and restricted cash, end of period	$65,745	$64,963
Supplemental disclosures:
Interest and credit facility fees paid during the period	$54,456	$20,855
Taxes, including excise tax, paid during the period	$69	$—
Dividends declared during the period	$85,815	$91,479
Dividends reinvested during the period	$1,515	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (83.6% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$20,288	$19,826	$18,088	1.67%
Advanced Web Technologies Holding Company	^+	(2)(3)(14)	Containers, Packaging & Glass	SOFR	6.25%	11.80%	12/17/2020	12/17/2026	16,708	16,488	16,663	1.54
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.75%	12.30%	6/2/2023	12/17/2026	989	962	1,000	0.09
Advanced Web Technologies Holding Company	^	(2)(3)	Containers, Packaging & Glass	SOFR	6.50%	12.05%	12/16/2021	12/17/2026	997	983	1,001	0.09
Alpine Acquisition Corp II	^+	(2)(3)(11)(14)	Transportation: Cargo	SOFR	6.00%	11.47%	4/19/2022	11/30/2026	22,110	21,756	20,985	1.94
American Physician Partners, LLC	^	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.65%	12/16/2022	6/30/2023	3,500	3,233	—	—
American Physician Partners, LLC	+#	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.65%	1/7/2019	8/5/2022	46,116	41,136	—	—
Apex Companies Holdings, LLC	#	(2)(3)(14)	Environmental Industries	SOFR	6.25%	11.62%	1/31/2023	1/31/2028	3,338	3,237	3,311	0.31
Applied Technical Services, LLC	^	(2)(3)(11)(14)	Business Services	SOFR	6.00%	11.54%	12/29/2020	12/29/2026	775	758	777	0.07
Appriss Health, LLC	^+#	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.23%	5/6/2021	5/6/2027	44,111	43,488	43,702	4.04
Ascend Buyer, LLC	#	(2)(3)(11)(14)	Containers, Packaging & Glass	SOFR	6.40%	11.94%	9/30/2021	9/30/2028	12,403	12,194	12,211	1.13
Associations, Inc.	^#	(2)(3)(11)(14)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.06%	7/2/2021	7/2/2027	13,096	13,010	13,096	1.21
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(14)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	1,445	1,402	1,461	0.14
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(6)(11)	Software	SOFR	6.00%	11.58%	12/24/2019	12/24/2026	36,281	35,798	34,761	3.21
Avalara, Inc.	+#	(2)(3)(14)	Diversified Financial Services	SOFR	7.25%	12.64%	10/19/2022	10/19/2028	13,500	13,174	13,723	1.27
Barnes & Noble, Inc.	+	(2)(3)(9)(11)	Retail	SOFR	8.81%	14.23%	8/7/2019	12/20/2026	26,763	26,147	26,581	2.46
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(14)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	14,732	14,474	14,509	1.34
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	SOFR	5.50%	11.01%	9/30/2019	9/30/2026	28,832	28,477	28,042	2.59
Bradyifs Holdings, LLC	#	(2)(3)(11)(14)	Wholesale	SOFR	6.25%	11.68%	2/21/2020	11/22/2025	19,555	19,370	19,490	1.80
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	6.00%, 2.00% PIK	11.78%	2/27/2023	2/27/2030	€121	125	130	0.01
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)(14)	Business Services	SONIA	6.50%, 2.00% PIK	13.69%	2/27/2023	2/27/2030	£246	286	305	0.03

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Celerion Buyer, Inc.	#	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	$1,564	$1,520	$1,584	0.15%
Chartis Holding, LLC	^+#	(2)(3)(11)(14)	Business Services	SOFR	5.00%	10.52%	5/1/2019	5/1/2025	38,983	38,727	38,885	3.60
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(11)(14)	Software	SOFR	4.50%	9.92%	8/30/2018	8/30/2024	11,909	11,892	11,849	1.10
CircusTrix Holdings, LLC	^+	(2)(3)(14)	Leisure Products & Services	SOFR	6.75%	12.08%	7/18/2023	7/14/2028	8,387	8,145	8,137	0.75
Comar Holding Company, LLC	+#	(2)(3)(11)	Containers, Packaging & Glass	SOFR	5.75%	11.31%	6/18/2018	6/18/2024	43,658	43,527	37,320	3.45
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)(14)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	90	55	54	0.01
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(14)	Software	SOFR	5.00%	10.25%	7/2/2019	7/2/2026	55,212	54,671	55,009	5.09
Cority Software Inc. (Canada)	#	(2)(3)(6)	Software	SOFR	7.00%	12.25%	9/3/2020	7/2/2026	1,845	1,815	1,842	0.17
Coupa Holdings, LLC	#	(2)(3)(14)	Software	SOFR	7.50%	12.82%	2/27/2023	2/28/2030	2,160	2,101	2,210	0.20
CPI Intermediate Holdings, Inc.	#	(2)(3)(14)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	3,853	3,778	3,789	0.35
CST Holding Company	#	(2)(3)(11)(14)	Consumer Goods: Non-Durable	SOFR	6.50%	11.92%	11/1/2022	11/1/2028	2,473	2,402	2,485	0.23
DCA Investment Holding LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.80%	3/11/2021	4/3/2028	12,115	11,993	11,939	1.10
Denali Midco 2, LLC	#	(2)(3)(11)(14)	Consumer Services	SOFR	6.50%	11.92%	9/15/2022	12/22/2027	9,045	8,796	8,840	0.82
Dermatology Associates	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.79%	2/15/2018	11/6/2023	9,931	9,931	9,920	0.92
Dermatology Associates	^	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	11.35% (100% PIK)	16.89%	2/15/2018	11/6/2023	12,259	6,106	8,855	0.82
Diligent Corporation	^	(2)(3)(11)(14)	Telecommunications	SOFR	6.25%	11.77%	8/4/2020	8/4/2025	659	650	650	0.06
Dwyer Instruments, Inc.	#	(2)(3)(11)(14)	Capital Equipment	SOFR	5.75%	11.22%	7/21/2021	7/21/2027	13,780	13,583	13,790	1.27
Eliassen Group, LLC	^+	(2)(3)(14)	Business Services	SOFR	5.50%	10.84%	4/14/2022	4/14/2028	21,441	21,152	21,344	1.97
Ellkay, LLC	#	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.25%	11.77%	9/14/2021	9/14/2027	14,000	13,775	12,901	1.19
EPS Nass Parent, Inc.	#	(2)(3)(11)(14)	Utilities: Electric	SOFR	5.75%	11.29%	4/19/2021	4/19/2028	935	922	917	0.08
Excel Fitness Holdings, Inc.	^#	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.25%	10.79%	4/29/2022	4/29/2029	6,172	6,054	6,045	0.56
Excel Fitness Holdings, Inc.	#	(2)(3)(11)	Leisure Products & Services	SOFR	5.75%	11.14%	8/11/2022	4/29/2029	2,846	2,772	2,846	0.26
Excelitas Technologies Corp.	^+#	(2)(3)(11)(14)	Capital Equipment	SOFR	5.75%	11.21%	8/12/2022	8/12/2029	6,428	6,307	6,352	0.59
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	9.54%	8/12/2022	8/12/2029	£2,532	2,553	2,648	0.24

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(14)	Consumer Services	SOFR	6.50%	12.07%	8/5/2022	3/5/2027	$722	$591	$616	0.06%
Greenhouse Software, Inc.	^+#	(2)(3)(14)	Software	SOFR	7.00%	12.39%	3/1/2021	9/1/2028	32,796	32,138	32,544	3.01
Guidehouse LLP	^	(2)(3)(11)	Sovereign & Public Finance	SOFR	6.25%	11.67%	9/30/2022	10/16/2028	79	78	79	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	13.92%	2/28/2022	2/28/2029	£7,529	9,809	9,117	0.84
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(14)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£1,951	2,257	2,354	0.22
Harbour Benefit Holdings, Inc.	+#	(2)(3)(14)	Business Services	SOFR	5.00%	10.53%	12/13/2017	12/13/2024	8,188	8,171	8,120	0.75
Heartland Home Services, Inc.	#	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.07%	2/10/2022	12/15/2026	4,014	3,986	3,932	0.36
Heartland Home Services, Inc.	+#	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	11.32%	12/15/2020	12/15/2026	31,372	30,985	30,905	2.86
Hercules Borrower LLC	^+	(2)(3)(11)(14)	Environmental Industries	SOFR	6.25%	11.74%	12/14/2020	12/14/2026	18,242	17,942	18,242	1.69
Hoosier Intermediate, LLC	^#	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.51%	11/15/2021	11/15/2028	16,232	15,943	14,784	1.37
HS Spa Holdings Inc.	^+	(2)(3)(14)	Consumer Services	SOFR	5.75%	11.07%	6/2/2022	6/2/2029	8,696	8,530	8,630	0.80
iCIMS, Inc.	^+#	(2)(3)(14)	Software	SOFR	7.25%	12.63%	8/18/2022	8/18/2028	26,494	26,124	26,419	2.44
iCIMS, Inc.	^+#	(2)(3)(14)	Software	SOFR	6.75%	12.65%	8/18/2022	8/18/2028	409	374	403	0.04
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(6)	Leisure Products & Services	EURIBOR	9.00%	12.78%	5/28/2021	5/28/2027	€33,000	39,335	34,715	3.21
Integrity Marketing Acquisition, LLC	+#	(2)(3)(11)	Diversified Financial Services	SOFR	6.05%	11.57%	8/7/2020	8/27/2026	31,939	31,757	31,575	2.92
IQN Holding Corp.	^+	(2)(3)(14)	Business Services	SOFR	5.25%	10.67%	5/2/2022	5/2/2029	6,923	6,858	6,964	0.64
iRobot Corporation	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.48%	7/25/2023	7/31/2026	4,908	4,908	5,252	0.49
Jeg's Automotive, LLC	#	(2)(3)(11)(14)	Automotive	SOFR	6.00%	11.55%	12/22/2021	12/22/2027	16,411	16,115	13,486	1.25
Kaseya, Inc.	+	(2)(3)(14)	High Tech Industries	SOFR	3.75%, 2.50% PIK	11.62%	6/23/2022	6/23/2029	36,116	35,453	35,908	3.32
Lifelong Learner Holdings, LLC	+#	(2)(3)(14)	Business Services	SOFR	5.75%	11.27%	10/18/2019	10/18/2026	51,561	51,055	47,607	4.40
LinQuest Corporation	#	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.22%	7/28/2021	7/28/2028	9,800	9,653	9,209	0.85
LVF Holdings, Inc.	+#	(2)(3)(11)(14)	Beverage & Food	SOFR	6.00%	11.54%	6/10/2021	6/10/2027	39,070	38,505	38,394	3.55
Material Holdings, LLC	#	(2)(3)(11)(14)	Business Services	SOFR	6.00%	11.49%	8/19/2021	8/19/2027	15,806	15,565	14,924	1.38
Maverick Acquisition, Inc.	+#	(2)(3)	Aerospace & Defense	SOFR	6.25%	11.64%	6/1/2021	6/1/2027	43,191	42,614	33,243	3.07
Medical Manufacturing Technologies, LLC	#	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.05%	12/23/2021	12/23/2027	15,148	14,917	15,028	1.39

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
NEFCO Holding Company LLC	+#	(2)(3)(11)(14)	Construction & Building	SOFR	6.50%	11.86%	8/5/2022	8/5/2028	$12,754	$12,511	$12,749	1.18%
North Haven Fairway Buyer, LLC	^+#	(2)(3)(14)	Consumer Services	SOFR	6.50%	11.88%	5/17/2022	5/17/2028	15,342	14,833	14,833	1.37
North Haven Stallone Buyer, LLC	^	(2)(3)(14)	Consumer Services	SOFR	5.75%	11.47%	10/11/2022	5/24/2027	112	109	111	0.01
Oak Purchaser, Inc.	^+	(2)(3)(14)	Business Services	SOFR	5.50%	10.97%	4/28/2022	4/28/2028	6,120	6,056	5,899	0.55
Oranje Holdco, Inc.	+	(2)(3)(14)	Business Services	SOFR	7.75%	13.12%	2/1/2023	2/1/2029	4,026	3,922	4,041	0.37
Performance Health Holdings, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.57%	7/12/2021	7/12/2027	6,444	6,356	6,369	0.59
Pestco Intermediate, LLC	#	(2)(3)(11)(14)	Environmental Industries	SOFR	6.50%	11.92%	2/6/2023	2/17/2028	1,844	1,772	1,797	0.17
PF Atlantic Holdco 2, LLC	#	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2021	11/12/2027	30,809	30,235	30,727	2.84
PF Growth Partners, LLC	+#	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.48%	7/1/2019	7/11/2025	6,342	6,310	6,301	0.58
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.76%	6/24/2022	6/1/2029	7,425	6,743	6,571	0.61
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(14)	Software	SOFR	6.50%	11.93%	2/1/2021	2/1/2026	14,618	14,418	14,618	1.35
Pushpay USA Inc.	#	(2)(3)(11)(14)	Diversified Financial Services	SOFR	6.75%	12.27%	5/10/2023	5/10/2030	8,025	7,775	7,922	0.73
PXO Holdings I Corp.	^+	(2)(3)(11)(14)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.03%	3/8/2022	3/8/2028	8,470	8,320	8,231	0.76
QNNECT, LLC	#	(2)(3)(14)	Aerospace & Defense	SOFR	7.00%	12.08%	11/2/2022	11/2/2029	2,658	2,568	2,696	0.25
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.74%	11/19/2020	11/19/2026	15,748	15,550	15,335	1.42
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.74%	3/1/2021	3/1/2027	9,750	9,626	9,494	0.88
Radwell Parent, LLC	#	(2)(3)(14)	Wholesale	SOFR	6.75%	12.14%	12/1/2022	4/1/2029	4,686	4,552	4,702	0.43
Regency Entertainment, Inc.	+	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.74%	7/5/2023	6/23/2028	10,000	9,759	9,914	0.92
RSC Acquisition, Inc.	+#	(2)(3)(11)(14)	Diversified Financial Services	SOFR	5.50%	11.03%	11/1/2019	11/1/2026	33,295	32,950	33,032	3.05
Sapphire Convention, Inc.	^#	(2)(3)(14)	Telecommunications	SOFR	5.25%	10.97%	11/20/2018	11/20/2025	27,834	27,632	27,736	2.56
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.18%	10/7/2022	10/7/2029	148	143	146	0.01
Smarsh Inc.	^+	(2)(3)(14)	Software	SOFR	6.50%	11.84%	2/18/2022	2/18/2029	3,673	3,603	3,633	0.34
SPay, Inc.	^+	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026	26,059	25,981	22,931	2.12
Speedstar Holding, LLC	+#	(2)(3)(11)	Automotive	SOFR	7.25%	12.82%	1/22/2021	1/22/2027	26,488	26,160	26,710	2.47
Spotless Brands, LLC	+#	(2)(3)(11)(14)	Consumer Services	SOFR	6.50%	11.99%	6/21/2022	7/25/2028	13,686	13,438	13,644	1.26
Spotless Brands, LLC	^	(2)(3)(11)(14)	Consumer Services	SOFR	6.75%	12.15%	6/21/2022	7/25/2028	—	(534)	123	0.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Summit Acquisition, Inc.	#	(2)(3)(14)	Diversified Financial Services	SOFR	6.75%	12.14%	5/4/2023	5/1/2030		$2,978	$2,862	$2,940	0.27%
Tank Holding Corp.	^+	(2)(3)(11)(14)	Capital Equipment	SOFR	5.75%	11.17%	3/31/2022	3/31/2028		16,883	16,611	16,373	1.51
TCFI Aevex LLC	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.42%	3/18/2020	3/18/2026		28,339	28,070	28,180	2.61
The Carlstar Group LLC	#	(2)(3)(11)(14)	Automotive	SOFR	6.50%	11.92%	7/8/2022	7/8/2027		11,237	10,985	11,318	1.05
Trader Corporation (Canada)	+#	(2)(3)(6)(14)	Automotive	CDOR	6.75%	12.13%	12/22/2022	12/22/2029	C$	1,202	862	894	0.08
Tufin Software North America, Inc.	^+#	(2)(3)(11)(14)	Software	SOFR	7.69%	13.23%	8/17/2022	8/17/2028		27,610	27,125	26,994	2.50
Turbo Buyer, Inc.	+#	(2)(3)(13)(14)	Automotive	SOFR	6.00%	11.42%	12/2/2019	12/2/2025		41,674	41,220	41,144	3.80
U.S. Legal Support, Inc.	^+	(2)(3)(11)(14)	Business Services	SOFR	5.75%	11.29%	11/30/2018	11/30/2024		21,626	21,527	21,343	1.97
US INFRA SVCS Buyer, LLC	+#	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.25% PIK	12.20%	4/13/2020	4/13/2026		52,774	52,268	48,879	4.52
USALCO, LLC	#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.43%	10/19/2021	10/19/2027		983	968	983	0.09
USR Parent Inc.	+	(2)(3)(9)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027		3,889	3,859	3,838	0.35
Westfall Technik, Inc.	^+#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%	12.29%	9/13/2018	9/13/2024		32,647	32,512	29,996	2.77
Westfall Technik, Inc.	^	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%	12.29%	8/30/2023	9/13/2024		1,087	1,027	1,022	0.09
Wineshipping.com LLC	#	(2)(3)(11)(14)	Beverage & Food	SOFR	5.75%	11.31%	10/29/2021	10/29/2027		15,543	15,287	14,616	1.35
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.20%	9/13/2021	9/13/2027		441	435	424	0.04
YLG Holdings, Inc.	+	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.32%	9/30/2020	11/1/2025		9,727	9,567	9,727	0.90
First Lien Debt Total											$1,609,187	$1,531,433	141.57%
Second Lien Debt (12.6% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(6)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028		$8,458	$8,338	$8,331	0.77%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(6)(13)	Aerospace & Defense	SOFR	8.25%	13.64%	1/17/2020	1/17/2028		30,327	29,896	30,630	2.83
Aimbridge Acquisition Co., Inc.	+	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.94%	2/1/2019	2/1/2027		21,047	20,763	20,121	1.86
AP Plastics Acquisition Holdings, LLC	+	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.92%	8/10/2021	8/10/2029		38,180	37,335	37,117	3.43
AQA Acquisition Holdings, Inc.	+	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.97%	5/14/2021	3/3/2029		5,538	5,432	5,459	0.50
Blackbird Purchaser, Inc.	+	(2)(3)(11)	Capital Equipment	SOFR	7.50%	12.92%	12/14/2021	4/8/2027		9,194	9,062	9,194	0.85
Brave Parent Holdings, Inc.	+	(2)	Software	SOFR	7.50%	12.97%	10/3/2018	4/19/2026		18,197	18,021	18,197	1.68
Drilling Info Holdings, Inc.	+	(2)(11)	Energy: Oil & Gas	SOFR	8.25%	13.67%	2/11/2020	7/30/2026		18,600	18,339	18,600	1.72

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Outcomes Group Holdings, Inc.	#	(2)	Business Services	SOFR	7.50%	13.02%	10/23/2018	10/26/2026	$1,731	$1,729	$1,717	0.16%
PAI Holdco, Inc.	+	(2)(3)	Automotive	SOFR	5.50%, 2.00% PIK	13.02%	10/28/2020	10/28/2028	14,304	14,018	13,713	1.27
Quartz Holding Company	+	(2)(11)	Software	SOFR	8.00%	13.42%	4/2/2019	4/2/2027	11,900	11,775	11,729	1.08
Stonegate Pub Company Bidco Limited (United Kingdom)	+	(2)(6)	Beverage & Food	SONIA	8.50%	12.93%	3/12/2020	3/12/2028	£20,000	24,862	21,474	1.99
TruGreen Limited Partnership	+	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.13%	11/16/2020	11/2/2028	13,000	12,812	12,336	1.14
World 50, Inc.	#	(10)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	23,017	22,726	23,017	2.13
Second Lien Debt Total										$235,108	$231,635	21.41%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.8% of fair value)
ANLG Holdings, LLC	^	(7)	Capital Equipment	6/22/2018	592	$592	$991	0.09%
Appriss Health, LLC	^	(7)	Healthcare & Pharmaceuticals	5/6/2021	1	544	527	0.05
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.47
Avenu Holdings, LLC	^	(7)	Sovereign & Public Finance	9/28/2018	172	104	522	0.05
Blackbird Holdco, Inc.	^	(7)	Capital Equipment	12/14/2021	8	7,951	7,780	0.72
Buckeye Parent, LLC	^	(7)	Automotive	12/22/2021	442	442	17	0.00
Chartis Holding, LLC	^	(7)	Business Services	5/1/2019	433	421	607	0.06
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	659	0.06
ECP Parent, LLC	^	(7)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(7)	Beverage & Food	10/29/2021	4	351	293	0.03
Integrity Marketing Group, LLC	^	(7)	Diversified Financial Services	12/21/2021	18,056	17,876	17,519	1.62
NearU Holdings LLC	^	(7)	Consumer Services	8/16/2022	25	2,470	1,582	0.15
NEFCO Holding Company LLC	^	(7)	Construction & Building	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^	(7)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	0.00
Pascal Ultimate Holdings, L.P	^	(7)	Capital Equipment	7/21/2021	36	364	859	0.08
Picard Parent, Inc.	^	(7)	High Tech Industries	9/30/2022	8	7,420	7,607	0.70
Profile Holdings I, LP	^	(7)	Chemicals, Plastics & Rubber	3/8/2022	3	262	226	0.02
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	106	1,168	187	0.02
Summit K2 Midco, Inc.	^	(7)	Diversified Financial Services	4/27/2023	61	61	62	0.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Talon MidCo 1 Limited	^	(7)	Software	8/17/2022	1,018	$1,456	$1,740	0.16%
Tank Holding Corp.	^	(7)	Capital Equipment	3/26/2019	850	—	2,364	0.22
Titan DI Preferred Holdings, Inc.	^	(7)	Energy: Oil & Gas	2/11/2020	16,197	15,994	15,833	1.46
Turbo Buyer, Inc.	^	(7)	Automotive	12/2/2019	1,925	933	2,226	0.21
U.S. Legal Support Investment Holdings, LLC	^	(7)	Business Services	11/30/2018	641	641	698	0.06
W50 Parent LLC	^	(7)	Business Services	1/10/2020	500	190	1,175	0.11
Zenith American Holding, Inc.	^	(7)	Business Services	12/13/2017	220	213	454	0.04
Equity Investments Total						$67,740	$69,940	6.48%
Total investments—non-controlled/non-affiliated						$1,912,035	$1,833,008	169.46%
Total investments						$1,912,035	$1,833,008	169.46%
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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. As of September 30, 2023, the reference rates for our variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.40%, the 180-day SOFR at 5.47%, the daily SONIA at 5.19%, the 90-day EURIBOR at 3.95% and the 30-day CDOR at 5.51%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 3.00%.
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
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2023, the aggregate fair value of these securities is $69,940, or 6.48% of the Company's net assets.
(8)Loan was on non-accrual status as of September 30, 2023.
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
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

(10)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(11)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(12)Loan is in forbearance as of September 30, 2023.
(13)The reference rate will transition from LIBOR to SOFR effective the next interest rate period. As of September 30, 2023, the current reference rate was LIBOR.
(14)As of September 30, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$5,756	$(465)
ADPD Holdings, LLC	Revolver	0.50	1,243	(100)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	(5)
Alpine Acquisition Corp II	Revolver	0.50	2,068	(96)
Apex Companies Holdings, LLC	Delayed Draw	1.00	768	(5)
Applied Technical Services, LLC	Delayed Draw	1.00	240	1
Applied Technical Services, LLC	Revolver	0.50	32	—
Appriss Health, LLC	Revolver	0.50	2,963	(26)
Ascend Buyer, LLC	Revolver	0.50	1,284	(18)
Associations, Inc.	Revolver	0.50	723	—
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	1
Avalara, Inc.	Revolver	0.50	1,350	20
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	778	(11)
Bradyifs Holdings, LLC	Revolver	0.50	2,271	(7)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£54	1
Celerion Buyer, Inc.	Delayed Draw	1.00	249	2
Celerion Buyer, Inc.	Revolver	0.50	125	1
Chartis Holding, LLC	Revolver	0.50	1,882	(5)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(4)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,075	(27)
CircusTrix Holdings, LLC	Revolver	0.50	538	(13)
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	1,937	(34)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(10)
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(12)
CST Holding Company	Revolver	0.50	235	1
Denali Midco 2, LLC	Delayed Draw	1.00	876	(18)
Diligent Corporation	Revolver	0.50	28	—
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	—
Dwyer Instruments, Inc.	Revolver	0.50	876	1

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**	Fair Value
Eliassen Group, LLC	Delayed Draw	1.00%	$2,668	$(11)
Ellkay, LLC	Revolver	0.50	1,786	(124)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(16)
Excelitas Technologies Corp.	Delayed Draw	1.00	197	(2)
Excelitas Technologies Corp.	Revolver	0.50	301	(3)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(97)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(11)
Greenhouse Software, Inc.	Revolver	0.50	733	(5)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£921	(6)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(9)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(38)
Hercules Borrower LLC	Revolver	0.50	2,045	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(187)
HS Spa Holdings Inc.	Revolver	0.50	1,079	(7)
iCIMS, Inc.	Delayed Draw	0.00	6,057	(14)
iCIMS, Inc.	Revolver	0.50	2,040	(5)
IQN Holding Corp.	Delayed Draw	1.00	395	2
IQN Holding Corp.	Revolver	0.50	489	3
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(494)
Kaseya, Inc.	Delayed Draw	1.00	1,076	(6)
Kaseya, Inc.	Revolver	0.50	1,541	(8)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
LVF Holdings, Inc.	Revolver	0.50	2,919	(47)
Material Holdings, LLC	Delayed Draw	0.00	881	(45)
Material Holdings, LLC	Revolver	1.00	652	(33)
Medical Manufacturing Technologies, LLC	Revolver	0.50	331	(3)
NEFCO Holding Company LLC	Delayed Draw	1.00	739	—
NEFCO Holding Company LLC	Revolver	0.50	865	—
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	7,315	(156)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,269	(27)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	87	(1)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,354	(37)
Oak Purchaser, Inc.	Revolver	0.50	584	(16)
Oranje Holdco, Inc.	Revolver	0.50	503	2
Pestco Intermediate, LLC	Delayed Draw	2.00	694	(12)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount**		Fair Value
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00%		$7,448	$(15)
PF Atlantic Holdco 2, LLC	Revolver	0.50		1,241	(3)
Prophix Software Inc. (Canada)	Delayed Draw	0.00		505	—
Prophix Software Inc. (Canada)	Revolver	0.50		2,658	—
Pushpay USA Inc.	Revolver	0.50		617	(7)
PXO Holdings I Corp.	Delayed Draw	1.00		443	(11)
PXO Holdings I Corp.	Revolver	0.50		657	(16)
QNNECT, LLC	Delayed Draw	1.00		662	8
Pestco Intermediate, LLC	Revolver	0.50		119	(2)
Radwell Parent, LLC	Revolver	0.38		279	1
RSC Acquisition, Inc.	Revolver	0.50		1,096	(8)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(13)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		21	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		9	—
Smarsh Inc.	Delayed Draw	1.00		408	(4)
Smarsh Inc.	Revolver	0.50		204	(2)
Spotless Brands, LLC	Delayed Draw	1.00		20,000	123
Spotless Brands, LLC	Revolver	0.50		1,096	(3)
Summit Acquisition, Inc.	Delayed Draw	1.00		687	(6)
Summit Acquisition, Inc.	Revolver	0.50		344	(3)
Tank Holding Corp.	Revolver	0.38		179	(5)
The Carlstar Group LLC	Revolver	0.50		3,657	20
Trader Corporation (Canada)	Revolver	0.50	C$	91	1
Tufin Software North America, Inc.	Delayed Draw	0.00		324	(7)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(28)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(26)
U.S. Legal Support, Inc.	Revolver	0.50		638	(8)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(85)
Wineshipping.com LLC	Revolver	0.50		477	(25)
Total unfunded commitments				$147,717	$(2,358)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

As of September 30, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,609,187	$1,531,433	83.6%
Second Lien Debt	235,108	231,635	12.6
Equity Investments	67,740	69,940	3.8
Total	$1,912,035	$1,833,008	100.0%
The rate type of debt investments at fair value as of September 30, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,821,569	$1,740,051	98.7%
Fixed Rate	22,726	23,017	1.3
Total	$1,844,295	$1,763,068	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

The industry composition of investments at fair value as of September 30, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$137,977	$128,787	7.0%
Automotive	110,735	109,508	6.0
Beverage & Food	79,005	74,777	4.1
Business Services	205,236	203,121	11.1
Capital Equipment	63,766	66,922	3.7
Chemicals, Plastics & Rubber	80,424	77,575	4.2
Construction & Building	54,606	54,495	3.0
Consumer Goods: Durable	5,343	5,676	0.3
Consumer Goods: Non-Durable	2,402	2,485	0.1
Consumer Services	125,409	123,367	6.7
Containers, Packaging & Glass	76,469	68,195	3.7
Diversified Financial Services	118,521	118,244	6.5
Energy: Oil & Gas	34,333	34,433	1.9
Environmental Industries	75,219	72,229	3.9
Healthcare & Pharmaceuticals	177,423	134,376	7.3
High Tech Industries	65,404	65,185	3.6
Leisure Products & Services	139,595	131,823	7.2
Media: Advertising, Printing & Publishing	9,759	9,914	0.5
Retail	30,006	30,419	1.7
Software	241,561	242,607	13.2
Sovereign & Public Finance	182	601	0.0
Telecommunications	32,060	32,175	1.8
Transportation: Cargo	21,756	20,985	1.1
Utilities: Electric	922	917	0.1
Wholesale	23,922	24,192	1.3
Total	$1,912,035	$1,833,008	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023
(dollar amounts in thousands)
(unaudited)

The geographical composition of investments at fair value as of September 30, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,402	$1,461	0.1%
Canada	111,834	112,825	6.2
Luxembourg	75,133	69,476	3.8
Sweden	1,168	187	0.0
United Kingdom	67,235	64,010	3.5
United States	1,655,263	1,585,049	86.4
Total	$1,912,035	$1,833,008	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, the 90-day SOFR at 4.59%, and the daily SONIA at 3.43%.
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
(6)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$6,666	$(164)
ADPD Holdings, LLC	Revolver	0.50	1,243	(31)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,000	(10)
Advanced Web Technologies Holding Company	Revolver	0.50	1,708	(17)
Airnov, Inc.	Revolver	0.50	2,292	(13)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(128)
American Physician Partners, LLC	Delayed Draw	1.00	1,673	(33)
Analogic Corporation	Revolver	0.50	294	(7)
Applied Technical Services, LLC	Revolver	0.50	37	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
Appriss Health, LLC	Revolver	0.50%	$2,963	$(114)
Apptio, Inc.	Revolver	0.50	947	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(23)
Associations, Inc.	Revolver	0.50	723	(21)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	(4)
Avalara, Inc.	Revolver	0.50	1,350	(41)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(176)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	1,619	(45)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	958	(27)
Bradyifs Holdings, LLC	Revolver	0.50	2,539	(26)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	—
Bubbles Bidco S.P.A. (Italy)	Revolver	0.00	€537	—
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(6)
Celerion Buyer, Inc.	Revolver	0.50	125	(3)
Chartis Holding, LLC	Revolver	0.50	2,401	(16)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(13)
Comar Holding Company, LLC	Revolver	0.50	1,467	(49)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(29)
CPI Intermediate Holdings, Inc.	Delayed Draw	0.00	927	(19)
CST Holding Company	Revolver	0.50	212	(6)
DCA Investment Holding LLC	Delayed Draw	1.00	111	(6)
Denali Midco 2, LLC	Delayed Draw	1.00	2,286	(87)
Diligent Corporation	Revolver	0.50	33	(1)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Dwyer Instruments, Inc.	Revolver	0.50	994	(15)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Delayed Draw	0.50	303	(11)
Excelitas Technologies Corp.	Revolver	0.50	320	(12)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(347)
Greenhouse Software, Inc.	Revolver	0.50	1,471	(54)
Greenhouse Software, Inc.	Revolver	0.50	733	(27)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,043	(19)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(7)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
Heartland Home Services, Inc.	Delayed Draw	0.75%	$1,259	$(22)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(27)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Delayed Draw	0.00	6,831	(249)
iCIMS, Inc.	Revolver	0.50	2,449	(89)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
IQN Holding Corp.	Revolver	0.50	489	(8)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(201)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(22)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)
LVF Holdings, Inc.	Revolver	0.50	992	(54)
Material Holdings, LLC	Delayed Draw	0.00	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(22)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	413	(8)
Medical Manufacturing Technologies, LLC	Revolver	0.50	723	(14)
NEFCO Holding Company LLC	Delayed Draw	1.00	760	(15)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,106	(22)
NEFCO Holding Company LLC	Revolver	0.50	1,527	(30)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	82	(1)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	11,162	(201)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,269	(23)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200	(4)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,623	(38)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(48)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	—
PXO Holdings I Corp.	Delayed Draw	1.00	443	(8)
PXO Holdings I Corp.	Revolver	0.50	657	(12)
QNNECT, LLC	Delayed Draw	1.00	693	(21)
Quantic Electronics, LLC	Delayed Draw	1.00	2,126	(109)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**		Fair Value
Quantic Electronics, LLC	Revolver	0.50%		$276	$(14)
Radwell Parent, LLC	Revolver	0.38		349	(10)
RSC Acquisition, Inc.	Revolver	0.50		1,096	(50)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(92)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		39	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50		17	—
Smarsh Inc.	Delayed Draw	1.00		408	(17)
Smarsh Inc.	Revolver	0.50		204	(9)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		690	(18)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	91	(3)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Delayed Draw	0.00		115	(4)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(38)
U.S. Legal Support, Inc.	Revolver	0.50		638	(12)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(127)
Wineshipping.com LLC	Revolver	0.50		1,509	(120)
Total unfunded commitments				$159,074	$(4,353)
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
As of September 30, 2023
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
On September 11, 2017 (“Commencement”), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”).
Effective March 3, 2017 the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and effective March 29, 2022 the Company’s name was changed to Carlyle Credit Solutions, Inc.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C., (“CGCIM” or “Investment Adviser”), a wholly-owned subsidiary of the Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
Carlyle Credit Solutions SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 28, 2019. The SPV, which invests in first and second lien senior secured loans, is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the unaudited consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2023 and December 31, 2022, the Company held restricted cash balances of $38,167 and $51,725, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company's financing transactions. As of September 30, 2023 and December 31, 2022, approximately $884 and $2,399, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $184,445 and $206,773, respectively, which represents approximately 10.1% and 9.9%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2023, the Company earned $3,096 and $8,743 in PIK income, respectively. For the three and nine months ended September 30, 2022, the Company earned $2,618 and $7,667 in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2023, the Company earned $913 and $3,932, respectively, in other income, primarily from prepayment and amendment fees. For the three and nine months ended September 30, 2022, the Company earned $2,767 and $6,350, respectively, in other income, primarily from amendment, underwriting, and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio on non-accrual status was $8,855 and $7,176, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2023 and December 31, 2022 and for the periods then ended.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. The Company incurred $168 and $569 in excise tax, respectively, for the three and nine months ended September 30, 2023. The Company did not incur excise tax for the three and nine months ended September 30, 2022.
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
Dividends and Distributions to Common Stockholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2023 and December 31, 2022.
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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine months ended September 30, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,531,433	$1,531,433
Second Lien Debt	—	—	231,635	231,635
Equity Investments	—	—	69,940	69,940
Total	$—	$—	$1,833,008	$1,833,008

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,755,773	$1,755,773
Second Lien Debt	—	—	260,934	260,934
Equity Investments	—	—	74,164	74,164
Total	$—	$—	$2,090,871	$2,090,871

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,598,581	$260,535	$72,327	$1,931,443
Purchases	35,780	381	1,256	37,417
Sales	(6,566)	(5,332)	—	(11,898)
Paydowns	(101,728)	(23,450)	(1,543)	(126,721)
Accretion of discount	2,131	372	100	2,603
Net realized gains (losses)	(208)	(45)	—	(253)
Net change in unrealized appreciation (depreciation)	3,443	(826)	(2,200)	417
Balance, end of period	$1,531,433	$231,635	$69,940	$1,833,008
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included on the Consolidated Statements of Operations	$3,553	$(738)	$(2,200)	$615

	Financial Assets
	For the nine months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,755,773	$260,934	$74,164	$2,090,871
Purchases	95,753	1,087	4,068	100,908
Sales	(36,588)	(11,704)	(1,495)	(49,787)
Paydowns	(258,082)	(24,450)	(4,022)	(286,554)
Accretion of discount	6,961	771	164	7,896
Net realized gains (losses)	(1,110)	(94)	992	(212)
Net change in unrealized appreciation (depreciation)	(31,274)	5,091	(3,931)	(30,114)
Balance, end of period	$1,531,433	$231,635	$69,940	$1,833,008
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included on the Consolidated Statements of Operations	$(31,863)	$3,499	$(1,990)	$(30,354)

	Financial Assets
	For the three months ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,646,689	$281,152	$58,849	$1,986,690
Purchases	227,917	285	13,877	242,079
Sales	(20,142)	(19,691)	—	(39,833)
Paydowns	(94,016)	—	—	(94,016)
Accretion of discount	2,668	181	29	2,878
Net realized gains (losses)	318	(4,659)	—	(4,341)
Net change in unrealized appreciation (depreciation)	(3,813)	3,572	(632)	(873)
Balance, end of period	$1,759,621	$260,840	$72,123	$2,092,584
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included on the Consolidated Statements of Operations	$(3,310)	$(683)	$(632)	$(4,625)

	Financial Assets
	For the nine months ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,674,715	$337,899	$57,469	$2,070,083
Purchases	455,742	963	16,356	473,061
Sales	(37,147)	(23,703)	—	(60,850)
Paydowns	(310,512)	(41,838)	(1,125)	(353,475)
Accretion of discount	8,129	1,134	83	9,346
Net realized gains (losses)	3,820	(5,615)	1,740	(55)
Net change in unrealized appreciation (depreciation)	(35,126)	(8,000)	(2,400)	(45,526)
Balance, end of period	$1,759,621	$260,840	$72,123	$2,092,584
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included on the Consolidated Statements of Operations	$(28,303)	$(7,615)	$(1,072)	$(36,990)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2023 and December 31, 2022:

	Fair Value as of September 30, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,503,445	Discounted Cash Flow	Discount Rate	5.06%	17.64%	8.49%
	9,213	Consensus Pricing	Indicative Quotes	94.00%	98.25%	97.12%
	18,775	Income Approach	Discount Rate	9.40%	9.40%	9.40%
		Market Approach	Comparable Multiple	10.89x	10.89x	10.89x
Total First Lien Debt	1,531,433
Investments in Second Lien Debt	231,635	Discounted Cash Flow	Discount Rate	8.29%	15.06%	10.04%
Total Second Lien Debt	231,635
Investments in Equity	69,940	Income Approach	Discount Rate	7.22%	12.51%	9.74%
		Market Approach	Comparable Multiple	8.55x	16.16x	10.99x
Total Equity Investments	69,940
Total Level 3 Investments	$1,833,008

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$1,677,160	Discounted Cash Flow	Discount Rate	4.84%	17.96%	8.80%
	62,319	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.50%
	16,294	Income Approach	Discount Rate	9.03%	9.03%	9.03%
		Market Approach	Comparable Multiple	10.51x	10.51x	10.51x
Total First Lien Debt	1,755,773
Investments in Second Lien Debt	260,934	Discounted Cash Flow	Discount Rate	8.96%	13.33%	10.30%
Total Second Lien Debt	260,934
Investments in Equity	74,164	Income Approach	Discount Rate	7.22%	11.94%	9.45%
		Market Approach	Comparable Multiple	9.10x	17.24x	10.91x
Total Equity Investments	74,164
Total Level 3 Investments	$2,090,871
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
Under the Investment Advisory Agreement until January 21, 2022, the incentive fee consisted of two parts. The first part was calculated and payable quarterly in arrears and equaled 15.0% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeded a 7% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
Pursuant to the Amended and Restated Investment Advisory Agreement, effective January 21, 2022, (i) the income-based incentive fee rate was reduced from 15.0% to 12.5%, and the “hurdle rate” was reduced from 1.75% (7.0% annualized) to 1.25% (5.0% annualized); (ii) the capital gains incentive fee was reduced from 15.0% to 12.5%; and (iii) the calculation of the annual base management fee was changed to 1.00% of the Company's net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company's average Capital Under Management. The terms of the Amended and Restated Investment Advisory Agreement were effective upon execution of the agreement, except for the change to the income-based incentive fee which became effective for the calendar quarter ending June 30, 2022. The Amended and Restated Investment Advisory Agreement will continue in effect until January 21, 2024 and, unless terminated earlier, will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Directors. On May 4, 2023, the Board of Directors, including a majority of the Independent Directors, approved the continuance of the Amended and Restated Investment Advisory Agreement for an additional one year term. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Base management fees	$2,639	$3,020	$8,095	$8,847
Incentive fee on pre-incentive fee net investment income	4,898	4,461	14,847	13,184
Total base management fees and incentive fees	$7,537	$7,481	$22,942	$22,031
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2023, the Company did not incur any capital gains incentive fees. For the three and nine months ended September 30, 2022, the Company did not incur any capital gains incentive fees.
As of September 30, 2023 and December 31, 2022, $7,521 and $7,703, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2023, the Company incurred $368 and $809, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2022, the Company incurred $331 and $1,050, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $1,246 and $854, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2023, the Company incurred $193 and $594, respectively, in fees under the State Street Sub-Administration Agreement. For the three and nine months ended September 30, 2022, the Company incurred $212 and $698, respectively, in fees under the State Street Sub-Administration Agreement. These fees were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $1,015 and $842, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and nine months ended September 30, 2023, TCG received $685 and $2,192, respectively, in placement fees from the Company's stockholders in connection with the issuance or sale of the Company's common stock, and TCG paid these amounts as placement fees to sub-placement agents. For the three and nine months ended September 30, 2022, TCG received $0 and $1,554, respectively, in placement fees from the Company’s stockholders.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2023, the Company incurred $61 and $207, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. For the three and nine months ended September 30, 2022, the Company incurred $98 and $300, respectively, in fees and expenses associated with its Independent Directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations As of September 30, 2023 and December 31, 2022, no fees or expenses associated with its Independent Directors were payable.
5. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. The Company was party to the Subscription Facility until its termination on October 3, 2022, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2023 and December 31, 2022, asset coverage was 238.26% and 217.21%, respectively, and the SPV and SPV2 were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the Credit Facilities for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Outstanding borrowing, beginning of period	$906,032	$884,609	$982,404	$966,947
Borrowings	30,000	166,799	169,000	321,777
Repayments	(150,937)	(113,225)	(368,823)	(340,748)
Foreign currency translation	(2,763)	(7,760)	(249)	(17,553)
Outstanding borrowing, end of period	$782,332	$930,423	$782,332	$930,423
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021 and March 28, 2022. The SPV Credit Facility provides for secured borrowings of $700,000 as of September 30, 2023, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2024, and a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV's and lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021, March 7, 2022, September 20, 2022, and June 29, 2023. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of September 30, 2023, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025, and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SPV Credit Facility	$700,000	$452,032	$247,968	$91,823
SPV2 Credit Facility	550,000	330,300	219,700	121,067
Total	$1,250,000	$782,332	$467,668	$212,890

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense	$16,440	$10,214	$50,274	$23,650
Facility unused commitment fee	552	294	1,264	890
Amortization of deferred financing costs	679	459	1,521	1,290
Total interest expense and credit facility fees	$17,671	$10,967	$53,059	$25,830
Cash paid for interest expense and credit facility fees	$22,076	$7,402	$54,456	$20,855

Weighted average principal debt outstanding	$836,784	$895,591	$906,781	$900,108
Weighted average interest rate(1)	7.69%	4.41%	7.33%	3.46%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

As of September 30, 2023 and December 31, 2022, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2023	December 31, 2022
Interest expense payable	$9,179	$13,344
Unused commitment fees payable	407	215
Total interest expense and credit facility fees payable	$9,586	$13,559
Weighted average interest rate (1)	7.66%	6.00%
(1) Based on floating LIBOR and SOFR rates.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2023 and December 31, 2022:

	As of
Payment Due by Period	September 30, 2023	December 31, 2022
Less than 1 Year	$—	$—
1-3 Years	452,032	—
3-5 Years	—	622,104
More than 5 Years	330,300	360,300
Total	$782,332	$982,404
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2023 and December 31, 2022 for any such exposure.
As of September 30, 2023 and December 31, 2022, the Company had $1,355,461 and $1,285,690, respectively, in total capital commitments from stockholders, of which $29,876 and $13,210, respectively, was unfunded. As of September 30, 2023, current officers had no unfunded capital commitments to the Company. As of December 31, 2022, current officers had $500 in unfunded capital commitments to the Company.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	September 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$79,016	$79,647
Unfunded revolving commitments	68,701	79,427
Total unfunded commitments	$147,717	$159,074

7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value, of which 55,472,032 was issued and outstanding as of September 30, 2023.
For the three and nine months ended September 30, 2023, the Company repurchased and extinguished 1,562,102 and 5,723,796 shares for $30,205 and $112,253, respectively, in connection with the tender offers as discussed below.
The following table summarizes capital activity during the three months ended September 30, 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2023	55,812,408	$558	$1,137,611	$19,786	$(4,813)	$(73,630)	$1,079,512
Common stock issued	1,193,694	12	23,062	—	—	—	23,074
Dividend reinvestment	28,032	—	553	—	—	—	553
Repurchase of common stock	(1,562,102)	(15)	(30,190)	—	—	—	(30,205)
Net investment income (loss)	—	—	—	34,122	—	—	34,122
Net realized gain (loss)	—	—	—	—	(201)	—	(201)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	417	417
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	2,665	2,665
Dividends declared	—	—	—	(28,291)	—	—	(28,291)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, September 30, 2023	55,472,032	$555	$1,131,036	$25,617	$(5,014)	$(70,548)	$1,081,646

The following table summarizes capital activity during the nine months ended September 30, 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	2,722,693	27	53,077	—	—	—	53,104
Dividend reinvestment	76,619	1	1,514	—	—	—	1,515
Repurchase of common stock	(5,723,796)	(57)	(112,196)	—	—	—	(112,253)
Net investment income (loss)	—	—	—	103,837	—	—	103,837
Net realized gain (loss)	—	—	—	—	(320)	—	(320)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(30,114)	(30,114)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	191	191
Dividends declared	—	—	—	(85,815)	—	—	(85,815)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(79)	(1,224)	1,303	—	—
Balance, September 30, 2023	55,472,032	$555	$1,131,036	$25,617	$(5,014)	$(70,548)	$1,081,646

The following table summarizes capital activity during the three months ended September 30, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2022	60,238,425	$602	$1,225,183	$1,205	$1,942	$(36,015)	$1,192,917
Common stock issued	2,274,320	23	45,145	—	—	—	45,168
Repurchase of common stock	(2,003,723)	(20)	(39,654)	—	—	—	(39,674)
Net investment income (loss)	—	—	—	31,254	—	—	31,254
Net realized gain (loss)	—	—	—	—	(4,532)	—	(4,532)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(873)	(873)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	7,718	7,718
Dividends declared	—	—	—	(29,700)	—	—	(29,700)
Balance, September 30, 2022	60,509,022	$605	$1,230,674	$2,759	$(2,590)	$(29,170)	$1,202,278
The following table summarizes capital activity during the nine months ended September 30, 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2022	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Common stock issued	5,507,688	55	109,813	—	—	—	109,868
Repurchase of common stock	(2,003,723)	(20)	(39,654)	—	—	—	(39,674)
Net investment income (loss)	—	—	—	85,808	—	—	85,808
Net realized gain (loss)	—	—	—	—	(471)	—	(471)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(45,526)	(45,526)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	17,511	17,511
Dividends declared	—	—	—	(85,565)	(5,914)	—	(91,479)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304		—	—
Balance, September 30, 2022	60,509,022	$605	$1,230,674	$2,759	$(2,590)	$(29,170)	$1,202,278

Share Issuances
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the nine months ended September 30, 2023.

	Shares Issued	Proceeds
January 6, 2023	674,324	$13,210
April 11, 2023	854,675	16,820
July 6, 2023	1,193,694	23,074
Total	2,722,693	$53,104

On September 22, 2023, the Company delivered a capital drawdown notice to its investors relating to the issuance of 1,533,693 shares for an aggregate offering price of approximately $29,876. The shares were issued on October 4, 2023.
Subscription and share issuance transactions during the nine months ended September 30, 2023 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. There was no increase to net asset value per share resulting from such subscription.
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the nine months ended September 30, 2022.

	Shares Issued	Proceeds
June 30, 2022	3,233,368	$64,700
September 28, 2022	2,274,320	$45,168
Total	5,507,688	$109,868
Subscription and share issuance transactions during the nine months ended September 30, 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. There was no increase to net asset value per share resulting from such subscription.
Earnings Per Share
The Company computes earnings per common share in accordance with ASC 260. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per common share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$37,003	$33,567	$73,594	$57,322
Weighted-average common shares outstanding	55,859,507	58,896,914	56,587,119	57,654,450
Basic and diluted earnings per common share	$0.66	$0.57	$1.30	$0.99
Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year-to-date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 20, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
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
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender
Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of September 30, 2023, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on June 30, 2023, with a cash payment date of August 11, 2023.
The following summarizes the results of the Quarterly Tender Offer completed during the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022.

Cash Payment Date (1)	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(2)	Shares Repurchased	Percentage of Outstanding Shares Repurchased (3)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
May 12, 2023	3.5%	$19.71	March 31, 2023	$40,285	2,043,878	3.6%
August 11, 2023	3.5%	$19.34	June 30, 2023	$30,205	1,562,102	2.8%
(1)Cash payment date is the date the Company pays cash in repayment of promissory notes issued in exchange for shares acquired by the Company upon completion of the tender offer.
(2)Amount repurchased is inclusive of early repurchase fees, if applicable.
(3)Percentage based on the total shares as of the close of the previous quarter.

Cash Payment Date (1)	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Shares Repurchased	Percentage of Outstanding Shares Repurchased(1)
August 12, 2022	3.5%	$19.80	June 30, 2022	$39,504	1,995,176	3.3%
(1)Percentage based on the total shares as of the close of the previous quarter.

On September 29, 2023, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 1,953,434 shares, representing 3.5% of the number of shares of its common stock outstanding as of June 30, 2023. On October 27, 2023, the Quarterly Tender Offer expired and the Company accepted 755,715 shares for purchase, representing approximately 1.4% of the total number of shares outstanding as of September 30, 2023. The purchase price of the shares tendered is the Company’s net asset value per share as of September 30, 2023, or $19.50 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of September 30, 2023 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year as of September 30, 2023.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Per Share Data:
Net asset value per share, beginning of period	$19.72	$20.46
Net investment income (loss)(1)	1.83	1.49
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.53)	(0.50)
Net increase (decrease) in net assets resulting from operations	1.30	0.99
Dividends declared(2)	(1.53)	(1.59)
Other(3)	0.01	0.01
Net asset value per share, end of period	$19.50	$19.87
Number of shares outstanding, end of period	55,472,032	60,509,022
Total return based on net asset value(4)	6.80%	4.89%
Net assets, end of period	$1,081,646	$1,202,278
Ratio to average net assets(5):
Expenses before incentive fees	5.93%	3.45%
Expenses after incentive fees	7.27%	4.57%
Net investment income (loss)	9.36%	7.29%
Interest expense and credit facility fees	4.78%	2.19%
Ratios/Supplemental Data:
Asset coverage, end of period	238.26%	229.22%
Portfolio turnover	5.08%	20.43%
Total committed capital, end of period	$1,355,461	$1,232,806
Ratio of total contributed capital to total committed capital, end of period	97.80%	100.00%
Weighted-average shares outstanding	56,587,119	57,654,450
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 7, Net Assets to these unaudited consolidated financial statements).
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. There was no impact to total return as a result of the offering price of subscriptions during the nine months ended September 30, 2023 and 2022.
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of

September 30, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2023 and September 30, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company elected a tax year-end of June 30. The Company's federal tax returns are generally subject to examination by the Internal Revenue service for a period of three years after they are filed.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the period from July 1, 2023 to September 30, 2023 and for the period from July 1, 2022 to September 30, 2022 was as follows:

	For the period from July 1, 2023 to September 30, 2023	For the period from July 1, 2022 to September 30, 2022
Ordinary income	$28,291	$29,700
Long-term capital gains	—	—
Tax return of capital	—	—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date of the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.

On October 4, 2023, the Company issued 1,533,693 shares for an aggregate offering price of approximately $29,876.

Upon expiration of the September 29, 2023 Tender Offer, the Company accepted for purchase 755,715 shares of common stock. See Note 7, Net Assets, to these unaudited consolidated financial statements for additional information regarding the share issuance and the September 29, 2023 Tender Offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Quarterly Report on Form 10-Q, (“Form 10-Q”), and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:
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
•uncertainty surrounding the financial stability of the United States, Europe and China, including a possible shutdown of the U.S. federal government;
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions, such as between China and the United States;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments;
•our expected financings and investments;
•our intention to conduct recurring quarterly tender offers for a limited number of shares of our common stock, subject to market and other conditions (the “Quarterly Tender Offer”);
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability to consummate acquisitions;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the ability of Carlyle Global Credit Investment Management L.L.C., our investment adviser (the “Investment Adviser”), to locate suitable investments for us and to monitor and administer our investments;

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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2022 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of September 30, 2023, our Investment Adviser’s investment team included a team of 217 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
Number of investments	152	156
Number of portfolio companies	115	121
Number of industries	25	26
Percentage of total investment fair value:
First Lien Debt	83.6%	84.0%
Second Lien Debt	12.6%	12.5%
Total secured debt	96.2%	96.5%
Equity investments	3.8%	3.5%
Percentage of debt investment fair value:
Floating rate(1)	98.7%	97.7%
Fixed interest rate	1.3%	2.3%
(1)Primarily subject to interest rate floors.

Our investment activity for the three months ended September 30, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three months ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$2,010,887	$2,032,235
New investments purchased	37,417	242,079
Net accretion of discount on investments	2,603	2,878
Net realized gain (loss) on investments	(253)	(4,341)
Investments sold or repaid	(138,619)	(133,849)
Total Investments, end of period	$1,912,035	$2,139,002
Principal amount of investments funded:
First Lien Debt	$38,759	$234,383
Second Lien Debt	381	285
Equity Investments(1)	1,256	13,877
Total funded	$40,396	$248,545
Principal amount of investments sold or repaid:
First Lien Debt	$(103,966)	$(115,223)
Second Lien Debt	(28,891)	(24,500)
Equity Investments(1)	(1,543)	—
Total sold or repaid	$(134,400)	$(139,723)
Number of new funded debt investments	6	17
Average amount of new funded debt investments(2)	$6,236	$17,129
(1)Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
(2)For the three months ended September 30, 2023 and 2022, 100% of new funded debt investments were at floating interest rates.
As of September 30, 2023 and December 31, 2022, investments consisted of the following:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$1,609,187	$1,531,433	$1,802,253	$1,755,773
Second Lien Debt	235,108	231,635	269,498	260,934
Equity Investments	67,740	69,940	68,033	74,164
Total	$1,912,035	$1,833,008	$2,139,784	$2,090,871

The weighted average yields(1) for our first lien debt, second lien debt and income producing investments based on the amortized cost and fair value as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt Total	12.3%	12.6%	11.2%	11.5%
Second Lien Debt	13.7%	13.9%	12.7%	13.1%
First and Second Lien Debt Total	12.5%	12.7%	11.4%	11.7%
Total Debt and Income Producing Investments(2)	12.5%	12.8%	11.5%	11.8%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.0% and 11.4% as of September 30, 2023 and December 31, 2022, respectively.
(2)Income Producing Investments include income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our total debt and income producing securities as measured on an amortized cost basis increased to 12.5% as of September 30, 2023 from 11.5% as of December 31, 2022, primarily due to the impact of rising benchmark interest rates.
As of September 30, 2023 and December 31, 2022, three and one of our debt investments were on non-accrual status, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2023 and December 31, 2022. The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$1,824,153	99.5%	$2,083,695	99.7%
Non-accrual(1)	8,855	0.5%	7,176	0.3%
Total	$1,833,008	100.0%	$2,090,871	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
See the Consolidated Schedules of Investments as of September 30, 2023 and December 31, 2022 in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$38.6	2.2%	$85.0	4.2%
Internal Risk Rating 2	1,399.0	79.3	1,678.8	83.2
Internal Risk Rating 3	316.7	18.0	245.7	12.2
Internal Risk Rating 4	8.9	0.5	7.2	0.4
Internal Risk Rating 5	—	—	—	—
Total	$1,763.2	100.0%	$2,016.7	100.0%
As of September 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.1, respectively. As of September 30, 2023 and December 31, 2022, three and one of our debt investments, with an aggregate fair value of $8.9 million and $7.2 million, respectively, were assigned an Internal Risk Rating of 4.
See the Consolidated Schedules of Investments as of September 30, 2023 and December 31, 2022 in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Net Investment Income
Net investment income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total investment income	$60,945	$51,535	$184,446	$139,616
Total expenses (including Excise tax)	26,823	20,281	80,609	53,808
Net investment income (loss)	$34,122	$31,254	$103,837	$85,808
The increase in net investment income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by the changes discussed below.
Investment Income
Investment income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income	$56,936	$46,150	$171,771	$125,599
PIK income	3,096	2,618	8,743	7,667
Other income	913	2,767	3,932	6,350
Total investment income	$60,945	$51,535	$184,446	$139,616
The increase in investment income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by higher weighted average interest rates. The amortized cost of our portfolio decreased to $1,912,035 as of September 30, 2023 from $2,139,002 as of September 30, 2022. As of September 30, 2023, the weighted average yield of our total debt and income producing securities increased to 12.5% from 10.0% as of September 30, 2022, on amortized cost primarily due to higher benchmark rates.
Interest and PIK income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2023, three first lien debt investments were on non-accrual status. The fair value of the debt investments on non-accrual status was $8,855, which represents approximately 0.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments. As of September 30, 2022, one first lien debt investment was on non-accrual status. The fair value of the debt investment on non-accrual status was $6,223, which represents approximately 0.3% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments.
The decrease in other income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by lower amendment and underwriting fees.

Expenses
Expenses for the three and nine months ended September 30, 2023 and 2022 comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Base management fees	$2,639	$3,020	$8,095	$8,847
Net investment income incentive fees	4,898	4,461	14,847	13,184
Professional fees	380	610	1,291	2,649
Administrative service fees	368	331	809	1,050
Interest expense and credit facility fees	17,671	10,967	53,059	25,830
Directors’ fees and expenses	61	98	207	300
Other general and administrative	638	794	1,732	1,948
Excise tax expense	168	—	569	—
Total expenses (including Excise tax)	$26,823	$20,281	$80,609	$53,808
Interest expense and credit facility fees for the three and nine months ended September 30, 2023 and 2022 comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense	$16,440	$10,214	$50,274	$23,650
Facility unused commitment fee	552	294	1,264	890
Amortization of deferred financing costs	679	459	1,521	1,290
Total interest expense and credit facility fees	$17,671	$10,967	$53,059	$25,830
Cash paid for interest expense and credit facility fees	$22,076	$7,402	$54,456	$20,855

Weighted average principal debt outstanding	$836,784	$895,591	$906,781	$900,108
Weighted average interest rate	7.69%	4.41%	7.33%	3.46%
The increase in interest expense for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was driven primarily by higher weighted average interest rates due to higher benchmark rates.
Below is a summary of the base management fees and incentive fees during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Base management fees	$2,639	$3,020	$8,095	$8,847
Incentive fee on pre-incentive fee net investment income	4,898	4,461	14,847	13,184
Total base management fees and incentive fees	$7,537	$7,481	$22,942	$22,031
The decrease in base management fees for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was driven by a decrease in our net asset value. The increase in incentive fees for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was driven by higher pre-incentive fee net investment income.
The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any capital gains incentive fees. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.

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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Realized gain on investments	$22	$318	$1,263	$5,571
Number of investments with realized gains	6	1	10	8
Realized losses on investments	$275	$4,659	$1,475	$5,626
Number of investments with realized losses	2	1	5	3
Change in unrealized appreciation on investments	$17,201	$16,336	$48,145	$27,237
Number of investments with unrealized appreciation	100	55	114	116
Change in unrealized depreciation on investments	$16,784	$17,209	$78,259	$72,763
Number of investments with unrealized depreciation	51	92	56	287
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$(253)	$(4,341)	$(212)	$(55)
Net change in unrealized appreciation (depreciation) on investments(1)	417	(873)	(30,114)	(45,526)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$164	$(5,214)	$(30,326)	$(45,581)
Net realized currency gain (loss) on non-investment assets and liabilities	52	(191)	(108)	(416)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	2,665	7,718	191	17,511
Net realized and unrealized gains (losses)	$2,881	$2,313	$(30,243)	$(28,486)
(1)For three and nine months ended September 30, 2023, net change in unrealized appreciation (depreciation) on investments included $(2,427) and $665 related to currency gains (losses), respectively. For three and nine months ended September 30, 2022, net change in unrealized appreciation (depreciation) on investments included $(7,380) and $(16,807) related to currency gains (losses), respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(208)	$3,443	$318	$(3,813)	$(1,110)	$(31,274)	$3,820	$(35,126)
Second Lien Debt	(45)	(826)	(4,659)	3,572	(94)	5,091	(5,615)	(8,000)
Equity Investments	—	(2,200)	—	(632)	992	(3,931)	1,740	(2,400)
Total	$(253)	$417	$(4,341)	$(873)	$(212)	$(30,114)	$(55)	$(45,526)

Net change in unrealized depreciation in our investments for the three and nine months ended September 30, 2023 was primarily driven by the performance of our investment in American Physician Partners. Net change in unrealized appreciation (depreciation) is also driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
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
The SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of September 30, 2023, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV's and the lender's consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
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

As of September 30, 2023 and December 31, 2022, the Company had $65,745 and $73,760, respectively, in cash and cash equivalents. The Secured Borrowings consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$452,032	$247,968	$91,823
SPV2 Credit Facility	550,000	330,300	219,700	121,067
Total	$1,250,000	$782,332	$467,668	$212,890

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued and outstanding as of September 30, 2023 and December 31, 2022 were 55,472,032 and 58,396,516, respectively.
The following table summarizes activity in the number of shares of our common stock outstanding during the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Shares outstanding, beginning of period	58,396,516	57,005,057
Common stock issued	2,722,693	5,507,688
Dividends reinvested	76,619	—
Repurchase of common stock	(5,723,796)	(2,003,723)
Shares outstanding, end of period	55,472,032	60,509,022
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

In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct Quarterly Tender Offers to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. The following summarizes the results of the Quarterly Tender Offer completed during the nine months ended September 30, 2023 and 2022.

Cash Payment Date (1)	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(2)	Shares Repurchased	Percentage of Outstanding Shares Repurchased (3)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
May 12, 2023	3.5%	$19.71	March 31, 2023	$40,285	2,043,878	3.6%
August 11, 2023	3.5%	$19.34	June 30, 2023	$30,205	1,562,102	2.8%
(1)Cash payment date is the date the Company pays cash in repayment of promissory notes issued in exchange for shares acquired by the Company upon completion of the tender offer.
(2)Amount repurchased is inclusive of early repurchase fees, if applicable.
(3)Percentage based on the total shares as of the close of the previous quarter.

Cash Payment Date (1)	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased	Shares Repurchased	Percentage of Outstanding Shares Repurchased (2)
August 12, 2022	3.5%	$19.80	June 30, 2022	$39,504	1,995,176	3.3%
(1)Cash payment date is the date the Company pays cash in repayment of promissory notes issued in exchange for shares acquired by the Company upon completion of the tender offer.
(2)Percentage based on the total shares as of the close of the previous quarter.
On September 29, 2023, the Company commenced a Quarterly Tender Offer (the “Q3 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 1,953,434 shares, representing 3.5% of the number of shares of its common stock outstanding as of June 30, 2023. On October 27, 2023, the Quarterly Tender Offer expired and the Company accepted 755,715 shares for purchase, representing approximately 1.4% of the total number of shares outstanding as of September 30, 2023. The purchase price of the shares tendered is the Company’s net asset value per share as of September 30, 2023, or $19.50 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of September 30, 2023 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year as of September 30, 2023.
In August 2022 and December 2022, the Board of Directors of the Company approved the repurchase of 8,547 and 4,162 shares of the Company, which had been tendered by investors in the Quarterly Tender Offers. These shares were not repurchased in the Quarterly Tender Offer and instead were repurchased by the Company at a price per share of $19.80, or $170, and $19.87, or $83, respectively.

Dividends and Distributions to Stockholders
The following table summarizes our dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	0.48
September 29, 2021	September 29, 2021	October 15, 2021	0.49
December 20, 2021	December 30, 2021	January 18, 2022	0.48
March 25, 2022	March 25, 2022	April 18, 2022	0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	0.48
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 21, 2022	December 21, 2022	January 20, 2023	0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	0.51
June 21, 2023	June 21, 2023	July 21, 2023	0.51
September 20, 2023	September 20, 2023	October 20, 2023	0.51
(1)Includes a capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these unaudited consolidated financial statements as of September 30, 2023 and December 31, 2022 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2023 and December 31, 2022:

	Par / Principal Amount as of
	September 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$79,016	$79,647
Unfunded revolving commitments	68,701	79,427
Total unfunded commitments	$147,717	$159,074
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Interest Rate Risk
As of September 30, 2023, on a fair value basis, approximately 1.3% of our debt investments bear interest at a fixed rate and approximately 98.7% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are subject to floating interest rates and are typically paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of September 30, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2023 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of September 30, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$53,932	$(27,181)	$26,751
Up 200 basis points	$35,955	$(18,121)	$17,834
Up 100 basis points	$17,977	$(9,060)	$8,917
Down 100 basis points	$(17,977)	$9,060	$(8,917)
Down 200 basis points	$(35,955)	$18,121	$(17,834)
Down 300 basis points	$(53,907)	$27,181	$(26,726)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities
Except as previously reported by the Company on a Current Report on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Share Repurchases
In the second quarter of 2022, we commenced a quarterly liquidity program pursuant to which we expect to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of our common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last day of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not we will purchase common stock from stockholders, and we are not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, we do not engage in a quarterly tender offer in which we accept for purchase 100% of properly tendered shares (a “Qualifying Tender”), we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to our continuing to use available funds and liquidity for certain purposes.
During the three months ended September 30, 2023, upon completion of our tender offer that commenced June 30, 2023, we repurchased 1,562,102 shares for a purchase price of $19.34 per share, or approximately $30.2 million in aggregate.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: November 9, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)