Form 10-K
period 2023-12-31
Carlyle Credit Solutions, Inc.
filed 2024-03-12
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at March 11, 2024 was 54,566,405.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

CARLYLE CREDIT SOLUTIONS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest;
•the impact of any protracted decline in the liquidity of credit markets on our business;
•the impact of fluctuations in interest rates on our business;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions in other regions such as the Middle East, and developing tensions between China and the United States;
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

PART I
In this Annual Report on Form 10-K, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “CARS” refer to Carlyle Credit Solutions, Inc. (formerly TCG BDC II, Inc.), a Maryland corporation, and its consolidated subsidiaries;
•the term “SPV” refers to Carlyle Credit Solutions SPV LLC, a wholly owned and consolidated subsidiary;
•the term “SPV2” (collectively with the SPV, the “SPVs”) refers to Carlyle Credit Solutions SPV 2 LLC, a wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “Administrator” refers to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;
•the term “Investment Adviser” refers to Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a wholly owned and consolidated subsidiary of Carlyle, which serves as our investment adviser; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1. Business
Carlyle Credit Solutions, Inc., a Maryland corporation, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act” or the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. We were formed on February 10, 2017, conducted our initial private offering (the “Initial Private Offering”) of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act, and completed our initial closing of capital commitment on September 11, 2017 (the “Commencement,” or the “Initial Closing Date”). We held additional closings subsequent to the Initial Closing Date, with our final closing pursuant to the Initial Private Offering occurring on November 9, 2018. We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Initial Private Offering, which was called on September 22, 2017 and settled by October 4, 2017. In the first quarter of 2022, we commenced our New Continuous Offering, as defined and discussed further in “—Corporate Structure.” Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate attractive risk-adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
We invest primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if such debt was rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. See Part I, Item 1A of this Form 10-K “Risk Factors— Risks Related to Our Investments— Our investments are risky and speculative.”
Our investment approach is focused on capital preservation based on long-term fundamental credit performance. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 36-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
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
Investors whose subscription agreements are accepted by us in the New Continuous Offering will be required to fund capital calls to purchase shares of our common stock up to the amount of their respective capital commitments each time we deliver a capital call notice, which will be issued based on our anticipated investment activities and capital needs and at least eight business days prior to funding. All purchases made pursuant to subscription agreements entered into pursuant to the Initial Private Offering are generally made pro rata, in accordance with the remaining capital commitments of all investors. All purchases in the New Continuous Offering will be at a per share price equal to then-current NAV per share of our common stock as determined within two business days of the applicable drawdown notice, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from selling shares at a price below the then-current NAV per share of our common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).
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
Certain members of our senior management team, Carlyle officers, employees, equity holders, advisors, operating executives, consultants, professionals and affiliates (collectively, the “Sponsor Investors”) collectively committed to invest approximately $36,000,000 in the Company in connection with the Initial Private Offering. The Sponsor Investors may, but are not required to, purchase additional Shares in connection with the New Continuous Offering.
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
Our Investment Adviser
Our Investment Adviser manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 200 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. Our Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.
Our Investment Adviser also serves, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
On June 26, 2017, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved the Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Investment Advisory Agreement renewed automatically for successive annual periods, provided that such continuance was specifically approved at least annually by the approval of the Company’s Board of Directors, including a majority of the Independent Directors. On October 11, 2021, the Board, including all of its Independent Directors, reviewed the Amended and Restated Investment Advisory Agreement, considered the mechanics of the changes and the Investment Adviser’s rationale for the changes and approved the terms of the Amended and Restated Investment Advisory Agreement for an initial term of two years, conditional upon stockholders’ approval of the January 2022 Proposals.

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
Unless terminated earlier, the Amended and Restated Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Amended and Restated Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
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
Under the Amended and Restated Investment Advisory Agreement, the incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. Prior to January 12, 2022, the first part was calculated and payable quarterly in arrears and equaled 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeded a 7.0% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital. In connection with the execution of the Amended and Restated Investment Advisory Agreement on January 12, 2022, the calculation of the income-based incentive fee changed by reducing the income-based incentive fee rate to 12.5% and by reducing the “hurdle rate” to 1.25% (5.0% annualized). The capital gains incentive fee rate was reduced to 12.5%.
Our Administrator
On April 18, 2017, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator, a Delaware limited liability company. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the

Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including its Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
Unless terminated earlier, the Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
On June 26, 2017, the Administrator entered into sub-administration agreements with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. provides our Administrator with access to Carlyle’s finance, operations, legal, compliance and administrative professionals.
On June 22, 2017, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”). Pursuant to the State Street Sub-Administration Agreement, State Street provides certain administrative and professional services. State Street also serves as our custodian. Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the State Street Sub-Administration Agreements for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $426.0 billion of assets under management (“AUM”) as of December 31, 2023, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs more than 2,200 employees, including more than 720 investment professionals in 28 offices across four continents, and serves more than 3,000 active carry fund investors from 87 countries.
Carlyle’s Global Credit segment, which had $187.8 billion in AUM as of December 31, 2023, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, private credit, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund and Carlyle Strategic Solutions. Global Credit, which also includes Carlyle’s Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM increasing over four times in that period. Since the establishment of Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of the 205 investment professionals dedicated to the Carlyle Global Credit segment and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers. Primary areas of focus for Carlyle’s Global Credit segment include Liquid Credit, consisting of Loans and Structured Credit; Private Credit, consisting of Direct Lending and Opportunistic Credit; Real Asset Credit, consisting of Aircraft Finance and Infrastructure Debt; Platform Initiatives, consisting of Cross-Platform Credit Products and Credit Strategic Solutions; Insurance Solutions; and Global Capital Markets.
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

Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. The Carlyle Direct Lending platform is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit Segment. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Global Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,200 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
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
•Scale of Capital. With $187.8 billion of AUM as of December 31, 2023 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $426.0 billion of AUM, an experienced and tenured bench of more than 720 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2023. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Private Credit Investment Committee at our Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,200 transactions that were reviewed by the deal team over the past 12 months.
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

•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,500+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
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
•Market Environment Favors Non-Traditional Lenders. The direct lending asset class has also benefited from an ongoing secular trend in the banking industry. Post Great Financial Crisis in 2008, as tougher regulations have reshaped the landscape, traditional banks have reduced their lending capabilities. As banks have retreated due to a number of new laws, regulations and regulatory guidance, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal bank regulatory agencies’ leveraged lending guidelines and Basel III regulatory capital framework, institutional investors have increased their lending capabilities to fill the void. Post Great Financial Crisis, institutional investors on average now originate over 80% of primary leveraged loan issuances in the U.S., generating an incremental capital opportunity for the asset class.
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by approximately 50% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.
Investment Strategy
Our investment strategy is a continuation of a strategy adopted by the Carlyle Direct Lending platform. We focus on investing primarily in companies that we believe at the time of investment to be established and stable, with positive cash flow. Our investment portfolio is primarily composed of investments in senior secured loans, second lien secured loans and, to a significantly lesser extent, subordinated loans of private, U.S. middle market companies. We also make selective bond, preferred and common equity investments. Our Investment Adviser aims to maintain an appropriate allocation among the various types of senior secured term loans, as well as junior secured debt and unsecured subordinated debt, to allow us to achieve our returns while maintaining our desired credit risk profile. We typically target portfolio companies that exhibit some or all of the following characteristics at the time of investment:
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
Our Investment Adviser’s investment team intends to use a disciplined, credit-driven investment strategy, including:
•pursuing investments in senior secured loans, and aiming to maintain the appropriate allocation among the various types of senior secured loans, as well as junior debt to allow us to achieve its return while maintaining its desired credit risk profile;
•performing in-depth due diligence on companies, management teams and sponsors and conducting fundamental credit and valuation analyses;
•seeking to structure investments to provide us with security, current cash pay interest and additional upside through original issuance discount or other fees; and
•active management of portfolio investments through ongoing dialogue with equity owners and management, monitoring of operational results, financial reports and compliance with covenants, company visits and periodic evaluation of potential exit alternatives for part or all of each investment.
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
•secondary and other opportunistic asset purchases; and
•structured products.
As noted above, we may also from time to time participate in traditional subordinated debt financings and preferred and common equity co-investments. We may also make secondary purchases of all of the above types of investments and other securities on an opportunistic basis.
Investment Process
Origination
The Carlyle Direct Lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals are located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The investment team of Carlyle Direct Lending has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
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
3.Final Investment Committee Approval. After the Screening Committee has signed off on the investment memo, the deal team prepares for the Investment Committee approval process. The deal team reviews and summarizes final third-party industry work, performs outstanding ESG and regulatory due diligence, and begins drafting the definitive legal documentation for the transaction. Once the credit work for the transaction has been finalized, the deal team will finalize the investment memo and present the investment to the Investment Committee, where approval by a majority of the committee is required to approve a transaction. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee.
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
The deal team focuses on lending to companies that it believes are performing, high quality businesses with a focus on strong fundamentals, market leadership with unique competitive advantages and high barriers to entry, positive cash flow generation on a historical and pro-forma basis including downside scenarios, and modest loan-to-value across economic cycles. The deal team crafts a fulsome memo with pages including diligence completed on a variety of topics. This includes, but is not limited to, information on the industry, financial and legal topics and company-specific considerations.

Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the ongoing review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, weekly credit events meetings, monthly reviews of certain investments, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
In connection with the quarterly portfolio reviews, the investment team also compiles a quarterly risk report that examines, among other things, migration in the portfolio and loan level investment mix, industry diversification, internal risk ratings, revenue, EBITDA, and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on internal risk ratings as laid out below, total exposure and other criteria set forth by the Investment Committee. The Carlyle Direct Lending team has developed an internal risk policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as internal risk ratings.

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
Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analyses include assessing (i) the impact of rising operating costs on our borrowers and end consumers due to inflationary pressures, particularly in food and energy, (ii) volatility in foreign exchange rates, (iii) impact of geopolitical tensions, (iv) interest rate sensitivity and (v) disruptions in our supply chain. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.

Portfolio Composition
As of December 31, 2023, the fair value of our investments was approximately $1,820.3 million in 118 portfolio companies. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2023, were as follows:

As of
Type—% of Fair Value	December 31, 2023
First Lien Debt	86.4%
Second Lien Debt	10.2
Equity Investments	3.4
Total	100.0%

As of
Type—% of Fair Value of First and Second Lien Debt	December 31, 2023
Floating Rate	98.7%
Fixed Rate	1.3
Total	100.0%

As of
Geography—% of Fair Value	December 31, 2023
Australia	0.2%
Canada	6.4
Luxembourg	3.9
Sweden	0.0
United Kingdom	3.6
United States	85.9
Total	100.0%

As of
Industry—% of Fair Value	December 31, 2023
Aerospace & Defense	7.1%
Automotive	5.6
Beverage & Food	4.1
Business Services	11.3
Capital Equipment	3.2
Chemicals, Plastics & Rubber	4.3
Construction & Building	3.1
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.3
Consumer Services	6.8
Containers, Packaging & Glass	3.8
Diversified Financial Services	6.5
Energy: Oil & Gas	0.6
Environmental Industries	3.9
Healthcare & Pharmaceuticals	7.6
High Tech Industries	3.5
Leisure Products & Services	7.6
Media: Advertising, Printing & Publishing	2.2
Retail	1.6
Software	12.6
Sovereign & Public Finance	0.0
Telecommunications	1.8
Transportation: Cargo	1.2
Utilities: Electric	0.0
Wholesale	1.0
Total	100.0%
See the Consolidated Schedule of Investments as of December 31, 2023 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among us and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by us and other funds, accounts or similar arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and it may sponsor others in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with clients of our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable laws and regulations, existing regulatory guidance, and our Investment Adviser’s and Carlyle’s other allocation policies and procedures.
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflict system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser's allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with our Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.
For potential conflicts of interest in allocating investment opportunities among the Company and other investment funds, accounts or similar arrangements advised by Carlyle, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns and the holders of our common stock.”

Regulation
General - Election to be Taxed as a RIC
We have elected to be treated, and intend to continue to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement. If we (1) qualify as a RIC, and (2) satisfy the Annual Distribution Requirement, then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to stockholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.
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
Effective March 29, 2022 the Company’s name was changed to Carlyle Credit Solutions, Inc. In connection therewith, we have adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to our shareholders. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
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
Managerial Assistance to Portfolio Companies
    As a BDC, we must offer, and must provide, upon request from our portfolio companies, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to the Amended and Restated Investment Advisory Agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
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
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and our Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1 Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. The Rule 17j-1 Codes of Ethics are filed with the SEC (www.sec.gov).
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
    There have been no material changes to the Rule 17j-1 Codes of Ethics or the SOX Code of Ethics or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.
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
Compliance with the JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of the following:
•up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;
•the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;
•the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and
•the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30.
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
Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process discloses to the Investment Committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Carlyle Credit Solutions, Inc., c/o Carlyle Global Credit Investment Management L.L.C., One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
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
Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, our Principal Accounting Officer, a Principal of Carlyle, and our Chief Compliance Officer and Secretary, a Managing Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreements. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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

Item 1A. Risk Factors
Summary of Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “—Risk Factors”.

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
•Changes in interest rates have increased, and may in the future increase, our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
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
•Quarterly Tender Offers are not guaranteed and, if implemented for any given quarter, will be for a limited number of our shares of common stock. Our stockholders may not be able to sell their shares on timely basis.
•Our common stock is subject to transfer restrictions.
•We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our stockholders may be a return of capital for U.S. federal income tax purposes.
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
U.S. capital markets continue to experience disruptions and volatility. Over the last several years, markets have been affected by a rising interest rate environment as a result of inflation and continued geopolitical tensions (including Russia’s military invasion of Ukraine and the war between Israel and Hamas). These events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
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
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Additionally, the Federal Reserve raised the Federal Funds Rate throughout 2022 and 2023 and could further do so if inflation exceeds certain levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that have been impacted by inflation. Inflationary pressures during 2022 and 2023 have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and out portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates were to continue to rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and could raise again, certain benchmark interest rates in an effort to combat inflation. See “—Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.”
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods or pay interest payments. Rising interest rates, inflation and supply chain disruptions heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and the Carlyle Direct Lending platform to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In addition, our Investment Adviser has seen increased focus by prospective candidates on hybrid work arrangements and arrangements providing more flexibility, including location. If our Investment Adviser’s approach to in-office and remote-work arrangements is not perceived as favorable as compared to the arrangements offered by competitors, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
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
We expect to continue to issue equity securities in connection with capital drawdowns from our investors in the New Continuous Offering and expect to continue to borrow from financial institutions in the future. We may need to continue to raise additional capital to fund growth in our investments and conduct Quarterly Tender Offers. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
We have borrowed under the credit facilities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2023, we had outstanding $754.7 million aggregate principal amount of indebtedness.
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
If one or more of our investors are unable to make, or are contractually excused from making, their capital calls on any one investment, the capital call of the other investors will increase accordingly, possibly materially. The fees, costs and expenses incurred by our investors in fulfilling a capital call (whether it is bank fees, wire fees, value-added tax or other applicable charge imposed on an investor, including the fees, costs and expenses incurred by an investor in converting its local currency into dollars, if applicable) will be borne solely by such investor and will be in addition to the amounts required by capital calls (and will not be part of or otherwise reduce their commitments and/or unpaid capital commitment, as applicable).
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
The Investment Company Act and the Code impose numerous constraints on the operations of BDCs and RICs, respectively, that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2023, our asset coverage calculated in accordance with the Investment Company Act was 246.2%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
Our Credit Facilities (as defined in Note 5, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K) impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2023, we were in material compliance with the operating and financial covenants of our Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2023, we had $754.7 million of outstanding consolidated indebtedness under our Credit Facilities. As of December 31, 2023, our annualized interest cost was 7.82% excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities, an increase in interest rates will generally increase our borrowing costs.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(22.74)%	(14.05)%	(5.35)%	3.34%	12.04%
(1)Assumes, as of December 31, 2023, (i) $1,918.4 million in total assets, (ii) $754.7 million in outstanding indebtedness, (iii) $1,103.2 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.82%.
Based on an outstanding indebtedness of $754.7 million as of December 31, 2023, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.82% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.08% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Changes in interest rates have increased, and may in the future increase, our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address ongoing concerns about inflation, the Federal Reserve has increased interest rates over the course of 2022 and 2023 and could further do so in 2024 if inflation levels exceed certain levels in the United States.
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
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer, Chief Financial Officer and Principal Accounting Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
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
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.25% per quarter (5.00% annualized) and a

“catch-up” feature. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our securities. In addition, our Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, our Investment Adviser may have incentive to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The “catch-up” portion of the incentive fees may encourage our Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
Additionally, the incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, our Investment Adviser benefits when we recognize capital gains and, because our Investment Adviser determines when an investment is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our stockholders’ interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.
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
Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.”).
If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our stockholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—General—Regulation—Election to be Taxed as a RIC” for additional information.
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
We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being held by at least 500 persons at all times during the taxable year. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only for tax years of such U.S. stockholder beginning after 2025 and only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
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
Under the MGCL and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to issue additional preferred stock in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.
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
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Our Investment Adviser, our Administrator, and our sub-administrators each have the right to resign under the Amended and Restated Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, it will be an event of default under Credit Facilities if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facilities.
Our Investment Adviser’s liability is limited under the Amended and Restated Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Amended and Restated Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Amended and Restated Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Amended and Restated Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Amended and Restated Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Amended and Restated Investment Advisory Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.
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
The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. stockholders free from U.S. withholding tax. We may be unable or determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.

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
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our securities may not be suitable for someone with lower risk tolerance.
Quarterly Tender Offers are not guaranteed and, if implemented for any given quarter, will be for a limited number of our shares of common stock. Our stockholders may not be able to sell their shares on timely basis.
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
If a Quarterly Tender Offer is not made, stockholders may not be able to sell their shares in the relevant quarter or, if they are able to sell their shares, may be able to sell such shares only at substantial discounts from net asset value. In addition, any Quarterly Tender Offers will be for a limited number of our shares of common stock.
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
There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our stockholders may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. It is not assured that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. If we declare a dividend, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Credit Facilities may also limit our ability to declare dividends if we default under certain provisions or fail to satisfy with certain conditions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.” Investing a greater amount of assets in equity securities that do not pay current dividends may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or

(ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.” for additional information.
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Indebtedness and Senior Securities” for additional information.
If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
Alternatively, we may, with the consent of all our stockholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our stockholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our stockholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.”
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management, Strategy and Procedures
We, our Investment Adviser and its affiliates regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall risk management system. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by Carlyle’s Global Technology & Solutions (“GTS”) team in partnership with our business, legal, and compliance teams, and are essential for us to conduct investment activities, manage internal administration activities, and connect our global enterprise. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect the our data. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of an emergency. The GTS team works closely with Carlyle’s business segment teams, including our Investment Adviser, to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing, which collectively support the goal of mitigating risk were an emergency to occur. The GTS team has procedures in place to report cybersecurity threats or incidents on a periodic basis. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment and vulnerability management;
•Regular security awareness training, including phishing simulations, for Carlyle authorized users;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites and USB storage devices;
•Device and system access management policies and procedures that restrict access upon employee or contractor separation from the company; and
•Compliance attestations by Carlyle personnel on firm policies, such as Carlyle’s acceptable use policy, upon hire and annually.
In addition, Carlyle partners with third parties to assess the effectiveness of its cybersecurity program, which includes the Company. Third party assessments will include audits and assessments performed under the direction of Carlyle’s internal audit team, which co-sources with third-party cybersecurity experts in conducting its reviews. GTS also administers Carlyle’s cyber third-party risk management program, which assesses external service providers before onboarding and provides ongoing monitoring in accordance with certain risk-based cybersecurity criteria.
To our knowledge cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. The sophistication of cyber threats continues to increase and there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Consequently, given that the magnitude of cybersecurity incidents or threats are difficult to predict, we are unable to determine at this time whether risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For an additional description of cybersecurity risk and potential related impacts on us, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.”
Risk Management Oversight and Governance
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Directors (the “Audit Committee”) oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from Carlyle on our enterprise risk profile on an annual basis. In addition, Carlyle’s Chief Information Security Officer (“CISO”) leads our cybersecurity program, chairs Carlyle’s Information Security Steering Committee (“ISSC”), and provides cybersecurity status reporting to our Audit Committee at least annually. The ISSC meets quarterly and ensures that cybersecurity initiatives are in alignment with Carlyle’s strategic priorities.
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies, standards, processes, and practices throughout our operations that are designed to address cybersecurity threats, events, and incidents. In particular, our cybersecurity program supports security governance, security awareness and training, security engineering and architecture, security risk management, vulnerability management, security monitoring, and incident response capabilities. In addition, our incident response plan contains escalation and reporting protocols, including reporting to our disclosure committee to consider materiality of cybersecurity incidents. Policies and procedures are in place to assist the disclosure committee with these materiality assessments and any resulting reporting requirements.
Carlyle’s CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, and Principal Accounting Officer, among certain other senior executives of our Investment Adviser, is responsible for leading the assessment and management of cybersecurity risks. The current Carlyle CISO has over 30 years of experience in information security and is a Certified Information Systems Security Professional. As described above, Carlyle’s CISO leads our cybersecurity program, chairs Carlyle’s ISSC that is comprised of senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.
Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9, Litigation, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
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
Holders
As of March 11, 2024, there were approximately 2,331 holders of record of our common stock.
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
We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs and when reasonable, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Directors on behalf of our stockholders on shares of our common stock purchased in the New Continuous Offering who do not elect to receive their dividends on such shares in cash. As a result, if our Board of Directors authorizes, and we declare, a cash dividend or other distribution on shares of common stock purchased in the New Continuous Offering, then stockholders who have not opted out of our dividend reinvestment plan with respect to such shares will have their cash distributions on such shares purchased in the New Continuous Offering automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution.

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
In October 2023, we repurchased 755,715 shares for a purchase price of $19.50 per share, or approximately $14,694, inclusive of early repurchase fees if applicable, in aggregate, upon completion of our Quarterly Tender Offer that commenced September 29, 2023. There were no additional shares repurchased made during the three months ended December 31, 2023.
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
Overview
Carlyle Credit Solutions, Inc., a Maryland corporation is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We were incorporated in February 2017. We conducted the Initial Private Offering and intend to conduct the New Continuous Offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have an indefinite term. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”) and a subsidiary of Carlyle. We benefit from our Investment Adviser’s investment team of over 200 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
2023 Highlights
2023 Annual Results
•Net investment income was $139.4 million or $2.46 per share. Dividends declared totaled $114.6 million, or $2.04 per share. Net investment income for the year ended December 31, 2023 included a $48.9 million increase in total investment income from the comparable period in 2022.
•The December 31, 2023 NAV per share of $19.60 decreased by $0.12 from $19.72 as of December 31, 2022, as net losses on the portfolio offset net investment income in excess of dividends.
Portfolio and Investment Activity
•As of December 31, 2023, we held 154 investments across 118 portfolio companies and 25 industries for a total fair value of $1.8 billion.
•During the year ended December 31, 2023, we had investment fundings of $190.4 million and investment repayments of $416.6 million.
Liquidity and Capital Activity
•During the year ended December 31, 2023, we closed on $95.0 million in new commitments and issued 4,256,386 shares for total proceeds of $83.0 million.
•During the year ended December 31, 2023, we repurchased and extinguished 6,479,511 shares for a cost of $126.9 million.
•We had a net decrease of $227.7 in the outstanding principal on our Credit Facilities (as defined in Note 5, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K) and maintained borrowing capacity under the Credit Facilities of $1,250.0 million.
•Total liquidity as of December 31, 2023 was $291.8 million in cash and undrawn debt capacity.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per share. For the three months ended December 31, 2023, we recorded basic and diluted earnings per share of $0.61, declared a dividend of $0.51 per share and earned $0.63 of net investment income per share. For the year ended December 31, 2023, we recorded basic and diluted earnings per share of $1.91, declared dividends of $2.04 per share and earned $2.46 of net investment income per share.

The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except per share data):

	For the years ended December 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$108,135	$78,886
Weighted-average shares outstanding	56,551,480	57,991,971
Earnings per share - Basic and Diluted	$1.91	$1.36
For the years ended December 31, 2023, 2022 and 2021, we declared dividends per share of $2.04, $2.11 and $1.93 respectively. For the years ended December 31, 2023 and 2022, our NAV per share was $19.60 and $19.72, respectively.
Investment Income
We generate investment income primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. At times, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity reflects the proceeds of sales of securities. We may also generate investment income in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to the Amended and Restated Investment Advisory Agreement; (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iv) other operating expenses summarized below:
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
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including federal and state registration and any applicable listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our stockholders and the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	For the years ended December 31,
	2023	2022
Total investment income	$246,547	$197,695
Total expenses (including excise tax expense)	107,149	78,586
Net investment income	$139,398	$119,109
Weighted-average shares outstanding	56,551,480	57,991,971
Net investment income per share	$2.46	$2.05
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of December 31, 2023:

	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Count of investments	118	11	25	154
Investments, at amortized cost	$1,648,818	$190,208	$58,253	$1,897,279
Investments, at fair value	$1,572,751	$186,479	$61,088	$1,820,318
Percentage of total investments at fair value	86.4%	10.2%	3.4%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.3%	12.6%
Second Lien Debt(1)	13.8%	14.1%
Total Debt and Income Producing Investments(1)(2)	12.5%	12.8%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above. Effective March 31, 2023, weighted average yields exclude investments placed on non-accrual status. Prior periods were conformed to the current presentation. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.2% as of December 31, 2023.
(2)Weighted average yields for total investments includes income producing equity investments.

The geographical composition of investments at fair value as of December 31, 2023 were as follows:

Geography—% of Fair Value	As of December 31, 2023
Australia	0.2%
Canada	6.4
Luxembourg	3.9
Sweden	0.0
United Kingdom	3.6
United States	85.9
Total	100.0%
The industry composition of investments at fair value as of December 31, 2023 were as follows:

Industry—% of Fair Value	As of December 31, 2023
Aerospace & Defense	7.1%
Automotive	5.6
Beverage & Food	4.1
Business Services	11.3
Capital Equipment	3.2
Chemicals, Plastics & Rubber	4.3
Construction & Building	3.1
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.3
Consumer Services	6.8
Containers, Packaging & Glass	3.8
Diversified Financial Services	6.5
Energy: Oil & Gas	0.6
Environmental Industries	3.9
Healthcare & Pharmaceuticals	7.6
High Tech Industries	3.5
Leisure Products & Services	7.6
Media: Advertising, Printing & Publishing	2.2
Retail	1.6
Software	12.6
Sovereign & Public Finance	0.0
Telecommunications	1.8
Transportation: Cargo	1.2
Utilities: Electric	0.0
Wholesale	1.0
Total	100.0%

Our investment activity for the years ended December 31, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2023	2022
Investments:
Total investments, beginning of year	$2,139,784	$2,070,975
New investments purchased	178,338	543,779
Net accretion of discount on investments	10,762	11,661
Net realized gain (loss) on investments	27	(343)
Investments sold or repaid	(431,632)	(486,288)
Total Investments, end of year	$1,897,279	$2,139,784
Principal amount of investments funded:
First Lien Debt	$183,729	$536,173
Second Lien Debt	1,481	1,282
Equity Investments(1)	5,154	17,955
Total	$190,364	$555,410
Principal amount of investments sold or repaid:
First Lien Debt	$(317,663)	$(412,129)
Second Lien Debt	(82,382)	(71,338)
Equity Investments(1)	(16,551)	(1,130)
Total	$(416,596)	$(484,597)
Number of new funded debt investments(2)	25	39
Average amount of new funded debt investments	$7,134	$13,943
(1)Based on cost/proceeds of equity activity.
(2)For the years ended December 31, 2023 and 2022, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of December 31, 2023 and 2022 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount of investments.
Portfolio Credit
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$41,719	2.4%	$84,997	4.2%
Internal Risk Rating 2	1,353,019	76.9	1,678,828	83.2
Internal Risk Rating 3	355,370	20.2	245,706	12.2
Internal Risk Rating 4	9,122	0.5	7,176	0.4
Internal Risk Rating 5	—	—	—	—
Total	$1,759,230	100.0%	$2,016,707	100.0%
As of December 31, 2023 and 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.1, respectively. As of December 31, 2023 and 2022, three and one of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	151	$1,811,196	99.5%	155	$2,083,695	99.7%
Non-accrual(1)	3	9,122	0.5	1	7,176	0.3
Total	154	$1,820,318	100.0%	156	$2,090,871	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Portfolio Financing
Our primary source of financing consist of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Secured borrowings. Refer to Note 5, Borrowings, to the consolidated financial statements included in Part II,

Item 8 of this Form 10-K for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	December 31, 2023	December 31, 2022
SPV Credit Facility	$424,447	$622,104
SPV2 Credit Facility	330,300	360,300
Total	$754,747	$982,404
Weighted average interest rate	7.82%	6.00%
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of December 31, 2023, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
The SPV Credit Facility consisted of the following as of December 31, 2023 and 2022:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
December 31, 2023	$700,000	$424,447	$275,553	$107,156	7.72%
December 31, 2022	$700,000	$622,104	$77,896	$39,299	5.84%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
SPV2 Credit Facility
The SPV2 entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility,” together with the Subscription Facility (as defined in Note 5, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K), which was terminated on October 3, 2022, and SPV Credit Facility, the “Credit Facilities”), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
The SPV2 Credit Facility consisted of the following as of December 31, 2023 and 2022:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
December 31, 2023	$550,000	$330,300	$219,700	$118,872	7.95%
December 31, 2022	$550,000	$360,300	$189,700	$99,200	6.28%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Consolidated Results of Operations
For the years ended December 31, 2023 and 2022
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022. For information regarding results of operations for the year ended December 31, 2021, see the Company’s Form 10-K for the fiscal year ended December 31, 2021.

	Year Ended December 31,		2023 vs 2022
	2023	2022	$
Investment income:
Interest income	$227,448	$179,764	$47,684
PIK income	12,596	10,937	1,659
Other income	6,503	6,994	(491)
Total investment income	246,547	197,695	48,852
Expenses:
Base management fees	10,864	11,770	(906)
Incentive fees	19,941	17,961	1,980
Professional fees	1,753	3,525	(1,772)
Administrative service fees	1,426	1,419	7
Interest expense and credit facility fees	69,852	40,953	28,899
Directors’ fees and expenses	269	351	(82)
Other general and administrative	2,313	2,527	(214)
Excise tax expense	731	80	651
Total expenses	107,149	78,586	28,563
Net investment income (loss)	139,398	119,109	20,289
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	27	(343)	370
Net realized currency gain (loss) on non-investment assets and liabilities	(120)	(410)	290
Net change in unrealized appreciation (depreciation) on investments	(28,048)	(48,021)	19,973
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,122)	8,551	(11,673)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(31,263)	(40,223)	8,960
Net increase (decrease) in net assets resulting from operations	$108,135	$78,886	$29,249
Investment Income
The increase in investment income for the year ended December 31, 2023 from the comparable period in 2022 was primarily driven by an increase in interest income due to higher weighted average interest rates partially offset by a lower average investment balance. As of December 31, 2023, the size of our portfolio decreased to $1,897,279 from $2,139,784 as of December 31, 2022, at amortized cost. As of December 31, 2023, the weighted average yield of our total debt and income producing investments increased to 12.5% from 11.5% as of December 31, 2022, on amortized cost, primarily due to the higher benchmark interest rates.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023 and 2022, three and one first lien debt investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $9,122 and $7,176, respectively, which represents approximately 0.5% and 0.3% of total investments at fair value, respectively, as of December 31, 2023 and 2022. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2023 and 2022.
The decrease in other income for the year ended December 31, 2023 from the comparable period in 2022 was primarily driven by lower underwriting fees partially offset by higher prepayment fees.

Expenses
The increase in interest expense and credit facility fees for the year ended December 31, 2023 from the comparable period in 2022 was driven by higher benchmark interest rates.
The decrease in base management fees for the year ended December 31, 2023 from the comparable period in 2022 was driven by lower average fair value of investments during the year.
The increase in incentive fees for the year ended December 31, 2023 from the comparable period in 2022 was driven by higher pre-incentive fee net investment income.
For the years ended December 31, 2023 and 2022, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2023 and 2022, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the years ended December 31, 2023 and 2022 were as follows:

	For the years ended December 31,
	2023	2022
Realized gain on investments	$1,502	$5,578
Number of investments with realized gains	11	8
Realized losses on investments	$(1,475)	$(5,921)
Number of investments with realized losses	5	5
Change in unrealized appreciation on investments	$39,755	$20,381
Number of investments with unrealized appreciation	118	35
Change in unrealized depreciation on investments	$(67,803)	$(68,402)
Number of investments with unrealized depreciation	58	134
Net change in unrealized appreciation in our investments for the year ended December 31, 2023 compared to the comparable period in 2022 was primarily driven by improving credit fundamentals, tightening market yields and positive impact of foreign currency exchange rates. The net change in unrealized depreciation for the year ended December 31, 2023 compared to the comparable period in 2022 was primarily driven by depreciation in the value of our investments in American Physician Partners, LLC.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three months ended December 31, 2023 and September 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending December 31, 2023 and September 30, 2023, respectively:

	Three Months Ended		Change
	December 31, 2023	September 30, 2023	$
Investment income:
Interest income	$55,677	$56,936	$(1,259)
PIK income	3,853	3,096	757
Other income	2,571	913	1,658
Total investment income	62,101	60,945	1,156
Expenses:
Base management fees	2,769	2,639	130
Incentive fees	5,094	4,898	196
Professional fees	462	380	82
Administrative service fees	617	368	249
Interest expense and credit facility fees	16,793	17,671	(878)
Directors’ fees and expenses	62	61	1
Other general and administrative	581	638	(57)
Excise tax expense	162	168	(6)
Total expenses	26,540	26,823	(283)
Net investment income (loss)	35,561	34,122	1,439
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	239	(253)	492
Net realized currency gain (loss) on non-investment assets and liabilities	(12)	52	(64)
Net change in unrealized appreciation (depreciation) on investments	2,066	417	1,649
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,313)	2,665	(5,978)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1,020)	2,881	(3,901)
Net increase (decrease) in net assets resulting from operations	$34,541	$37,003	$(2,462)
Investment Income
The increase in investment income for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023 was primarily driven by higher other income primarily due to higher amendment and prepayment fees. As of December 31, 2023, the size of our portfolio decreased to $1,897,279 from $1,912,035 as of September 30, 2023, at amortized cost. As of December 31, 2023 and September 30, 2023, the weighted average yield of our total debt and income producing investments was 12.5% based on amortized cost.
Interest and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023 and September 30, 2023, three first lien debt investments were on non-accrual status. Non-accrual investments had a fair value of $9,122 and $8,855, respectively, which represents approximately 0.5% and 0.5% of total investments at fair value, respectively, as of December 31, 2023 and September 30, 2023. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2023 and September 30, 2023.
The increase in other income for the three months ended December 31, 2023 from the three months ended September 30, 2023 was primarily driven by higher amendment and prepayment fees.
Expenses
The decrease in interest expense and credit facility fees for the three months ended December 31, 2023 from the three months ended September 30, 2023 was primarily driven by a lower weighted average debt balance.

The increase in incentive fees for the three months ended December 31, 2023 from the three months ended September 30, 2023 was primarily driven by higher pre-incentive fee net investment income.
For the three months ended December 31, 2023 and three months ended September 30, 2023 there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2023 or September 30, 2023. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and management fees.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the three months ended December 31, 2023 and September 30, 2023 were as follows:

	Three Months Ended
	December 31, 2023	September 30, 2023
Realized gain on investments	$239	$22
Number of investments with realized gains	3	6
Realized losses on investments	$—	$(275)
Number of investments with realized losses	—	2
Change in unrealized appreciation on investments	$11,578	$17,201
Number of investments with unrealized appreciation	86	100
Change in unrealized depreciation on investments	$(9,512)	$(16,784)
Number of investments with unrealized depreciation	66	51
Net change in unrealized appreciation (depreciation) in our investments for the three months ended December 31, 2023 was primarily driven by improving credit fundamentals, tightening market yields and positive impact of foreign currency exchange rates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of December 31, 2023, we had $754,747 of outstanding consolidated indebtedness under the Credit Facilities, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of December 31, 2023, we had $291,783 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 5, Borrowings to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. As of December 31, 2023 and 2022, net financial leverage was 0.66x and 0.82x, respectively.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	December 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$65,755	$73,760
Available borrowings under Credit Facilities	226,028	138,499
Total Liquidity	$291,783	$212,259

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
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facilities. We also repurchase our shares through the Quarterly Tender Offers.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2023 and 2022 in Part II, Item 8 of this Form 10-K for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2023 and 2022:

	Par / Principal Amount as of December 31,
	2023	2022
Unfunded delayed draw commitments	$75,501	$79,647
Unfunded revolving commitments	63,465	79,427
Total unfunded commitments	$138,966	$159,074
Cash Flows
The following table details the net change in our cash and cash equivalents:

	For the years ended December 31,
	2023	2022
Cash flows provided by (used in) operating activities	$381,469	$63,914
Cash flows provided by (used in) financing activities	(389,474)	(55,992)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,005)	$7,922
During the year ended December 31, 2023, we paid $165,741 related to cost of investments purchased and received $433,609 in repayments on our investments. Net repayments on our Credit Facilities during the year ended December 31, 2023 was $230,823. During the year ended December 31, 2023, we issued 4,256,386 shares for an aggregate offering price of approximately $82,980 and repurchased and extinguished 6,479,511 shares for an aggregate purchase price of $126,948.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2023 and 2022.
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
For further information on the fair value measurements, including the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 3, Fair Value Measurements, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Revenue Recognition - Non-Accrual Income
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
Valuation Risk
Our investments generally do not have a readily available market price. Our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of December 31, 2023, on a fair value basis, approximately 1.3% of our debt investments bear interest at a fixed rate and approximately 98.7% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities are subject to floating interest rates and are typically paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2023 and 2022, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2023 and 2022, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of December 31, 2023 and 2022, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2023			As of December 31, 2022
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$53,741	$(22,642)	$31,099	$61,521	$(29,472)	$32,049
Up 200 basis points	$35,827	$(15,095)	$20,732	$41,014	$(19,648)	$21,366
Up 100 basis points	$17,914	$(7,547)	$10,367	$20,507	$(9,824)	$10,683
Down 100 basis points	$(17,914)	$7,547	$(10,367)	$(20,379)	$9,824	$(10,555)
Down 200 basis points	$(35,827)	$15,095	$(20,732)	$(40,733)	$19,343	$(21,390)
Down 300 basis points	$(53,712)	$22,642	$(31,070)	$(60,198)	$28,792	$(31,406)

Item 8. Financial Statements and Supplementary Data
CARLYLE CREDIT SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Carlyle Credit Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Credit Solutions, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tysons, VA
March 11, 2024

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,897,279 and $2,139,784, respectively)	$1,820,318	$2,090,871
Cash, cash equivalents and restricted cash	65,755	73,760
Receivable for investments sold	130	2,107
Interest receivable	23,736	21,648
Receivable for issuance of common stock	96	349
Prepaid expenses and other assets	8,401	9,427
Total assets	$1,918,436	$2,198,162
LIABILITIES
Secured borrowings (Note 5)	$754,747	$982,404
Payable for investments purchased	—	97
Interest and credit facility fees payable (Note 5)	11,982	13,559
Dividend payable (Note 7)	28,703	30,366
Management and incentive fees payable (Note 4)	7,847	7,703
Administrative service fees payable (Note 4)	1,863	854
Common stock proceeds received in advance	8,193	8,860
Other accrued expenses and liabilities	1,889	2,818
Total liabilities	815,224	1,046,661
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 56,280,182, and 58,396,516 shares issued and outstanding at December 31, 2023 and 2022, respectively	563	584
Paid-in capital in excess of par value	1,146,462	1,188,720
Total distributable earnings (loss)	(43,813)	(37,803)
Total net assets	$1,103,212	$1,151,501
NET ASSETS PER SHARE	$19.60	$19.72

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$227,448	$179,764	$153,485
PIK income	12,596	10,937	6,818
Other income	6,503	6,994	6,021
Total investment income	246,547	197,695	166,324
Expenses:
Base management fees (Note 4)	10,864	11,770	12,351
Net investment income incentive fee (Note 4)	19,941	17,961	18,198
Professional fees	1,753	3,525	2,038
Administrative service fees (Note 4)	1,426	1,419	892
Interest expense and credit facility fees (Note 5)	69,852	40,953	27,502
Directors’ fees and expenses	269	351	335
Other general and administrative	2,313	2,527	1,880
Total expenses	106,418	78,506	63,196
Net investment income (loss) before taxes	140,129	119,189	103,128
Excise tax expense	731	80	100
Net investment income (loss)	139,398	119,109	103,028
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	27	(343)	10,822
Net currency gain (loss) on non-investment assets and liabilities	(120)	(410)	(136)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(28,048)	(48,021)	20,958
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,122)	8,551	5,469
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(31,263)	(40,223)	37,113
Net increase (decrease) in net assets resulting from operations	$108,135	$78,886	$140,141
Basic and diluted earnings per share (Note 7)	$1.91	$1.36	$2.75
Weighted-average shares of common stock outstanding—basic and diluted (Note 7)	56,551,480	57,991,971	50,982,223
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$139,398	$119,109	$103,028
Net realized gain (loss) on investments and non-investment assets and liabilities	(93)	(753)	10,686
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(31,170)	(39,470)	26,427
Net increase (decrease) in net assets resulting from operations	108,135	78,886	140,141
Capital transactions:
Common stock issued	82,980	109,868	165,000
Dividend reinvestment	2,098	—	—
Repurchase of common stock	(126,948)	(81,649)	—
Dividends declared (Note 10)	(114,554)	(121,845)	(102,036)
Net increase (decrease) in net assets resulting from capital transactions	(156,424)	(93,626)	62,964
Net increase (decrease) in net assets	(48,289)	(14,740)	203,105
Net assets at beginning of year	1,151,501	1,166,241	963,136
Net assets at end of year	$1,103,212	$1,151,501	$1,166,241

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$108,135	$78,886	$140,141
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,977	1,712	1,395
Net accretion of discount on investments	(10,762)	(11,661)	(10,547)
Paid-in-kind interest	(12,770)	(13,386)	(7,200)
Net realized (gain) loss on investments	(27)	343	(10,822)
Net realized currency (gain) loss on non-investment assets and liabilities	120	410	136
Net change in unrealized (appreciation) depreciation on investments	28,048	48,021	(20,958)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	3,122	(8,551)	(5,469)
Cost of investments purchased and change in payable for investments purchased	(165,741)	(530,777)	(710,576)
Proceeds from sales and repayments of investments and change in receivable for investments sold	433,609	489,606	497,610
Changes in operating assets:
Interest receivable	(2,088)	2,762	(11,774)
Prepaid expenses and other assets	(801)	(2,038)	(713)
Changes in operating liabilities:
Due to Investment Adviser	—	(448)	(38)
Interest and credit facility fees payable	(1,577)	7,983	106
Management and incentive fees payable	144	(60)	326
Administrative service fees payable	1,009	615	179
Other accrued expenses and liabilities	(929)	497	640
Net cash provided by (used in) operating activities	381,469	63,914	(137,564)
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	82,566	122,225	163,116
Repurchase of common stock	(126,948)	(81,649)	—
Borrowings on Credit Facilities	247,000	394,733	445,420
Repayments of Credit Facilities	(477,823)	(370,748)	(354,096)
Dividends paid in cash	(114,119)	(118,841)	(98,440)
Debt issuance costs paid	(150)	(1,712)	(2,815)
Net cash provided by (used in) financing activities	(389,474)	(55,992)	153,185
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,005)	7,922	15,621
Cash, cash equivalents and restricted cash, beginning of year	73,760	65,838	50,217
Cash, cash equivalents and restricted cash, end of year	$65,755	$73,760	$65,838
Supplemental disclosures:
Interest and credit facility fees, paid during the year	$69,812	$31,433	$24,642
Taxes, including excise tax, paid during the year	$69	$—	$—
Dividends declared during the year	$114,554	$121,845	$102,036
Dividends reinvested during the year	$2,098	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (86.4% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$20,239	$19,796	$17,672	1.60%
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.75%	12.26%	6/2/2023	12/17/2026	987	961	1,003	0.09
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.50%	12.01%	12/16/2021	12/17/2026	994	982	1,004	0.09
Advanced Web Technologies Holding Company	^+	(2)(3)(11)(13)	Containers, Packaging & Glass	SOFR	6.25%	11.76%	12/17/2020	12/17/2026	16,665	16,461	16,734	1.52
AI Grace AUS Bidco Pty LTD (Australia)	+	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	6.50%	11.85%	12/5/2023	12/5/2029	2,286	2,218	2,217	0.20
Allied Benefit Systems Intermediate LLC	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2023	10/31/2030	2,160	2,122	2,121	0.19
Alpine Acquisition Corp II	^+	(2)(3)(11)(13)	Transportation: Cargo	SOFR	6.00%	11.46%	4/19/2022	11/30/2026	22,747	22,419	21,680	1.97
American Physician Partners, LLC	^	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	12/16/2022	6/30/2023	3,641	3,233	—	—
American Physician Partners, LLC	^	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	1/7/2019	8/5/2022	47,969	41,123	—	—
Apex Companies Holdings, LLC	#	(2)(3)(13)	Environmental Industries	SOFR	6.25%	11.63%	1/31/2023	1/31/2028	3,339	3,243	3,347	0.30
Applied Technical Services, LLC	^	(2)(3)(11)	Business Services	SOFR	6.00%	11.43%	9/18/2023	12/29/2026	480	470	484	0.04
Applied Technical Services, LLC	^	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.11%	12/29/2020	12/29/2026	542	536	542	0.05
Appriss Health, LLC	^+#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.32%	5/6/2021	5/6/2027	44,000	43,415	43,768	3.97
Ascend Buyer, LLC	#	(2)(3)(11)(13)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2021	9/30/2028	12,799	12,599	12,458	1.13
Associations, Inc.	^#	(2)(3)(11)(13)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.16%	7/2/2021	7/2/2027	13,434	13,354	13,382	1.21
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(13)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	1,445	1,403	1,461	0.13
Atlas US Finco, Inc.	^	(2)(3)	High Tech Industries	SOFR	6.75%	12.40%	12/18/2023	12/10/2029	669	656	656	0.06
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(6)(11)	Software	SOFR	3.00%, 4.00% PIK	12.45%	12/24/2019	12/24/2026	36,640	36,189	35,167	3.19
Avalara, Inc.	+#	(2)(3)(13)	Diversified Financial Services	SOFR	7.25%	12.60%	10/19/2022	10/19/2028	13,500	13,186	13,723	1.24
Barnes & Noble, Inc.	+	(2)(3)(9)(11)	Retail	SOFR	8.81%	14.27%	8/7/2019	12/20/2026	26,401	25,834	26,253	2.38
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(13)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	14,769	14,523	14,436	1.31

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
BMS Holdings III Corp.	+#	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.97%	9/30/2019	9/30/2026	$28,757	$28,429	$28,104	2.55%
Bradyifs Holdings, LLC	#	(2)(3)(13)	Wholesale	SOFR	6.00%	11.38%	10/31/2023	10/31/2029	14,728	14,392	14,386	1.30
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)(13)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	£261	301	335	0.03
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.71%	2/27/2023	2/27/2030	€122	125	136	0.01
Celerion Buyer, Inc.	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	1,560	1,518	1,579	0.14
Chartis Holding, LLC	^+#	(2)(3)(11)(13)	Business Services	SOFR	5.00%	10.52%	5/1/2019	5/1/2025	39,662	39,445	39,584	3.59
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(11)(13)	Software	SOFR	4.50%	9.86%	8/30/2018	8/30/2024	11,873	11,860	11,821	1.07
CircusTrix Holdings, LLC	^+	(2)(3)(13)	Leisure Products & Services	SOFR	6.75%	12.11%	7/18/2023	7/14/2028	8,366	8,134	8,390	0.76
Comar Holding Company, LLC	+#	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2018	6/18/2026	44,136	44,050	37,969	3.44
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)(13)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	1,212	1,179	1,176	0.11
Cority Software Inc. (Canada)	#	(2)(3)(6)	Software	SOFR	7.00%	12.39%	9/3/2020	7/2/2026	1,840	1,813	1,838	0.17
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(13)	Software	SOFR	5.00%	10.39%	7/2/2019	7/2/2026	55,071	54,573	54,873	4.97
Coupa Holdings, LLC	#	(2)(3)(13)	Software	SOFR	7.50%	12.86%	2/27/2023	2/28/2030	2,160	2,103	2,210	0.20
CPI Intermediate Holdings, Inc.	#	(2)(3)(13)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	3,843	3,772	3,803	0.34
CST Holding Company	#	(2)(3)(11)(13)	Consumer Goods: Non-Durable	SOFR	6.50%	11.86%	11/1/2022	11/1/2028	2,491	2,422	2,514	0.23
DCA Investment Holding LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.75%	3/11/2021	4/3/2028	12,081	11,966	11,888	1.08
Denali Midco 2, LLC	#	(2)(3)(11)(13)	Consumer Services	SOFR	6.50%	11.96%	9/15/2022	12/22/2027	9,023	8,784	9,023	0.83
Dermatology Associates	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.75%	2/15/2018	1/15/2024	10,226	10,226	10,215	0.93
Dermatology Associates	^	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	11.31% (100% PIK)	16.81%	2/15/2018	1/15/2024	12,782	6,106	9,122	0.83
Diligent Corporation	^	(2)(3)(11)(13)	Telecommunications	SOFR	6.25%	11.78%	8/4/2020	8/4/2025	663	656	659	0.06
Dwyer Instruments, Inc.	#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2021	7/21/2027	13,605	13,418	13,604	1.23
Eliassen Group, LLC	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.85%	4/14/2022	4/14/2028	21,387	21,112	21,091	1.91
Ellkay, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.28%	9/14/2021	9/14/2027	13,964	13,752	11,809	1.07
EPS Nass Parent, Inc.	#	(2)(3)(11)(13)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2021	4/19/2028	933	920	902	0.08
Excel Fitness Holdings, Inc.	#	(2)(3)(11)	Leisure Products & Services	SOFR	5.75%	11.25%	8/11/2022	4/29/2029	2,839	2,767	2,839	0.26

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Excel Fitness Holdings, Inc.	^#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.25%	10.75%	4/29/2022	4/29/2029	$6,156	$6,043	$6,061	0.55%
Excelitas Technologies Corp.	^+#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.23%	8/12/2022	8/12/2029	6,575	6,457	6,477	0.59
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	9.74%	8/12/2022	8/12/2029	€2,525	2,548	2,751	0.25
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.75%	12.29%	8/5/2022	3/5/2027	718	597	643	0.06
Greenhouse Software, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.00%	12.35%	3/1/2021	9/1/2028	32,796	32,164	32,594	2.95
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	79	78	79	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(9)	Diversified Financial Services	SONIA	5.25%, 3.43% PIK	13.87%	2/28/2022	2/28/2029	£7,593	9,899	9,630	0.87
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(13)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£1,964	2,277	2,476	0.22
Harbour Benefit Holdings, Inc.	+#	(2)(3)(11)(13)	Business Services	SOFR	5.00%	10.51%	12/13/2017	12/13/2024	8,159	8,146	8,088	0.73
Heartland Home Services, Inc.	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	31,292	30,932	29,979	2.72
Heartland Home Services, Inc.	#	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.11%	2/10/2022	12/15/2026	4,004	3,978	3,825	0.35
Hercules Borrower LLC	^+	(2)(3)(11)(13)	Environmental Industries	SOFR	6.25%	11.70%	12/14/2020	12/14/2026	18,081	17,801	18,081	1.64
Hoosier Intermediate, LLC	^#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	16,191	15,913	15,591	1.41
HS Spa Holdings Inc.	^+	(2)(3)(13)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	8,613	8,453	8,619	0.78
iCIMS, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.25%	12.62%	8/18/2022	8/18/2028	27,165	26,781	27,142	2.46
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(6)	Leisure Products & Services	EURIBOR	9.00%	12.96%	5/28/2021	5/28/2027	€33,000	39,377	36,339	3.29
Integrity Marketing Acquisition, LLC	+#	(2)(3)(11)	Diversified Financial Services	SOFR	6.05%	11.54%	8/7/2020	8/27/2026	31,859	31,695	31,422	2.85
IQN Holding Corp.	^+	(2)(3)(13)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	6,905	6,843	6,936	0.63
iRobot Corporation	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	0.46
Jeg's Automotive, LLC	#	(2)(3)(11)	Automotive	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	16,411	16,175	14,117	1.28
Kaseya, Inc.	+	(2)(3)(13)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	36,346	35,704	36,352	3.30
Lifelong Learner Holdings, LLC	+#	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.28%	10/18/2019	10/18/2026	51,438	50,971	47,177	4.28
LinQuest Corporation	#	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.23%	7/28/2021	7/28/2028	9,775	9,635	9,372	0.85
LVF Holdings, Inc.	+#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	38,970	38,439	38,333	3.47
Material Holdings, LLC	#	(2)(3)(11)(13)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	15,959	15,742	15,342	1.39
Maverick Acquisition, Inc.	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	43,081	42,537	33,759	3.06

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Medical Manufacturing Technologies, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	$15,340	$15,120	$15,340	1.39%
NEFCO Holding Company LLC	+#	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	13,520	13,288	13,555	1.23
NEFCO Holding Company LLC	^	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	754	660	766	0.07
North Haven Fairway Buyer, LLC	^+#	(2)(3)(13)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	15,941	15,455	16,180	1.47
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.02
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	7,309	7,247	7,083	0.64
Oranje Holdco, Inc.	+	(2)(3)(13)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	4,026	3,925	4,061	0.37
Park County Holdings, LLC	+	(2)(3)(9)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029	30,000	29,391	29,385	2.66
Performance Health Holdings, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.32%	7/12/2021	7/12/2027	6,444	6,361	6,419	0.58
Pestco Intermediate, LLC	#	(2)(3)(11)(13)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028	1,839	1,772	1,817	0.16
PF Atlantic Holdco 2, LLC	#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027	36,665	36,122	35,718	3.24
PF Growth Partners, LLC	+#	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.45%	7/1/2019	7/11/2025	6,325	6,298	6,285	0.57
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029	7,406	6,748	6,536	0.59
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(11)(13)	Software	SOFR	6.50%	11.96%	2/1/2021	2/1/2026	17,708	17,466	17,708	1.61
Prophix Software Inc. (Canada)	^	(2)(3)(6)(11)(13)	Software	SOFR	6.50%	11.83%	11/21/2023	2/1/2026	—	—	—	—
Pushpay USA Inc.	#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030	8,005	7,762	7,968	0.72
PXO Holdings I Corp.	^+	(2)(3)(11)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028	8,449	8,306	8,245	0.75
QNNECT, LLC	#	(2)(3)(13)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029	2,651	2,564	2,711	0.25
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	11/19/2020	11/19/2026	15,711	15,528	15,270	1.38
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	3/1/2021	3/1/2027	9,725	9,609	9,452	0.86
Radwell Parent, LLC	#	(2)(3)(13)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029	4,675	4,545	4,704	0.43
Regency Entertainment, Inc.	+	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.95%	7/5/2023	6/23/2028	10,000	9,769	9,927	0.90
RSC Acquisition, Inc.	+#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2019	11/1/2029	33,209	32,889	32,986	2.99
Sapphire Convention, Inc.	^#	(2)(3)(11)(13)	Telecommunications	SOFR	6.00%	11.53%	11/20/2018	11/20/2025	27,479	27,301	27,479	2.49

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029		$158	$152	$156	0.01%
Smarsh Inc.	^+	(2)(3)(13)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029		3,673	3,605	3,627	0.33
SPay, Inc.	^+	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026		26,673	26,605	23,067	2.09
Speedstar Holding, LLC	+#	(2)(3)(11)	Automotive	SOFR	7.25%	12.79%	1/22/2021	1/22/2027		29,922	29,512	29,898	2.71
Spotless Brands, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.75%	12.08%	6/21/2022	7/25/2028		—	(507)	190	0.02
Spotless Brands, LLC	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		13,888	13,651	13,898	1.26
Summit Acquisition, Inc.	#	(2)(3)(13)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		2,970	2,859	2,987	0.27
Tank Holding Corp.	^+	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2022	3/31/2028		16,415	16,156	16,021	1.45
TCFI Aevex LLC	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2020	3/18/2026		28,264	28,022	28,062	2.54
Trader Corporation (Canada)	+#	(2)(3)(6)(13)	Automotive	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	1,199	861	916	0.08
Tufin Software North America, Inc.	^+#	(2)(3)(11)(13)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		27,802	27,335	27,554	2.50
Turbo Buyer, Inc.	+#	(2)(3)(13)	Automotive	SOFR	6.00%	11.50%	12/2/2019	12/2/2025		41,566	41,161	40,998	3.72
U.S. Legal Support, Inc.	^+	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.11%	11/30/2018	11/30/2024		21,642	21,566	21,344	1.93
US INFRA SVCS Buyer, LLC	+#	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2020	4/13/2026		52,814	52,352	48,647	4.41
USALCO, LLC	#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		980	967	980	0.09
USR Parent Inc.	+	(2)(3)(9)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027		3,778	3,751	3,740	0.34
Vensure Employee Services, Inc.	^	(2)(3)(13)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027		610	536	535	0.05
Westfall Technik, Inc.	^+#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2018	9/13/2024		33,655	33,511	31,019	2.81
Wineshipping.com LLC	#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027		15,746	15,524	14,674	1.33
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027		440	434	427	0.04
YLG Holdings, Inc.	+	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.48%	9/30/2020	11/1/2025		9,702	9,560	9,702	0.88
First Lien Debt Total											$1,648,818	$1,572,751.00	142.56%
Second Lien Debt (10.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(6)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028		$8,780	$8,665	$8,670	0.79%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(6)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2020	1/17/2028		30,327	29,915	30,479	2.75
Aimbridge Acquisition Co., Inc.	+	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.96%	2/1/2019	2/1/2027		21,047	20,781	19,769	1.79
AP Plastics Acquisition Holdings, LLC	+	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029		38,180	37,360	37,640	3.41

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AQA Acquisition Holdings, Inc.	+	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.98%	5/14/2021	3/3/2029	$5,538	$5,435	$5,538	0.50%
Outcomes Group Holdings, Inc.	#	(2)	Business Services	SOFR	7.50%	13.04%	10/23/2018	10/26/2026	1,731	1,729	1,731	0.16
PAI Holdco, Inc.	+	(2)(3)	Automotive	SOFR	5.50%, 2.00% PIK	13.03%	10/28/2020	10/28/2028	14,377	14,102	13,449	1.22
Quartz Holding Company	+	(2)(11)	Software	SOFR	8.00%	13.46%	4/2/2019	4/2/2027	11,900	11,782	11,900	1.08
Stonegate Pub Company Bidco Limited (United Kingdom)	+	(2)(6)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028	£20,000	24,876	22,204	2.01
TruGreen Limited Partnership	+	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.14%	11/16/2020	11/2/2028	13,000	12,819	12,082	1.10
World 50, Inc.	#	(10)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	23,017	22,744	23,017	2.09
Second Lien Debt Total										$190,208	$186,479	16.90%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.4% of fair value)
ANLG Holdings, LLC	^	(7)	Capital Equipment	6/22/2018	592	$592	$1,027	0.09%
Appriss Health, LLC	^	(7)	Healthcare & Pharmaceuticals	5/6/2021	1	559	543	0.05
Atlas Ontario LP (Canada)	^	(6)(7)	Business Services	4/7/2021	5,114	5,114	5,114	0.46
Blackbird Holdco, Inc.	^	(7)	Capital Equipment	12/14/2021	8	8,209	8,049	0.73
Buckeye Parent, LLC	^	(7)	Automotive	12/22/2021	442	442	43	0.00
Chartis Holding, LLC	^	(7)	Business Services	5/1/2019	433	421	637	0.06
Cority Software Inc. (Canada)	^	(6)(7)	Software	7/2/2019	250	250	696	0.06
ECP Parent, LLC	^	(7)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(7)	Beverage & Food	10/29/2021	4	307	218	0.02
Integrity Marketing Group, LLC	^	(7)	Diversified Financial Services	12/21/2021	18,530	18,369	17,824	1.62
NearU Holdings LLC	^	(7)	Consumer Services	8/16/2022	25	2,470	1,139	0.10
NEFCO Holding Company LLC	^	(7)	Construction & Building	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^	(7)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	0.00
Pascal Ultimate Holdings, L.P	^	(7)	Capital Equipment	7/21/2021	36	364	910	0.08
Picard Parent, Inc.	^	(7)	High Tech Industries	9/30/2022	3	2,896	3,188	0.29
Profile Holdings I, LP	^	(7)	Chemicals, Plastics & Rubber	3/8/2022	3	262	246	0.02
Sinch AB (Sweden)	^	(6)(7)	High Tech Industries	3/26/2019	106	1,168	395	0.04
Summit K2 Midco, Inc.	^	(7)	Diversified Financial Services	4/27/2023	61	61	81	0.01
Talon MidCo 1 Limited	^	(7)	Software	8/17/2022	1,018	1,456	1,694	0.15
Tank Holding Corp.	^	(7)	Capital Equipment	3/26/2019	850	—	2,862	0.26
Titan DI Preferred Holdings, Inc.	^	(7)	Energy: Oil & Gas	2/11/2020	10,534	10,412	10,534	0.95

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Turbo Buyer, Inc.	^	(7)	Automotive	12/2/2019	1,925	$933	$2,501	0.23%
U.S. Legal Support Investment Holdings, LLC	^	(7)	Business Services	11/30/2018	640	641	722	0.07
W50 Parent LLC	^	(7)	Business Services	1/10/2020	500	190	1,237	0.11
Zenith American Holding, Inc.	^	(7)	Business Services	12/13/2017	440	214	530	0.05
Equity Investments Total						$58,253	$61,088	5.54%
Total investments—non-controlled/non-affiliated						$1,897,279	$1,820,318	165.00%
Total investments						$1,897,279	$1,820,318	165.00%
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
# Denotes that all or a portion of the assets are owned by the Company's wholly-owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility,” and together with the Subscription Facility and the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
(1)     Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33%, the 180-day SOFR at 5.16%, the daily SONIA at 5.19% ,the 30-day EURIBOR at 3.85% , the 90-day EURIBOR at 3.91% and the 30-day CDOR at 5.45%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2023, the aggregate fair value of these securities is $61,088, or 5.54% of the Company’s net assets.
(8)Loan was on non-accrual status as of December 31, 2023.
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
(12)Loan is in forbearance as of December 31, 2023.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)
(13)As of December 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$5,756	$(542)
ADPD Holdings, LLC	Revolver	0.50	1,243	(117)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	7
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	395	(6)
Alpine Acquisition Corp II	Revolver	0.50	1,379	(61)
Apex Companies Holdings, LLC	Delayed Draw	1.00	768	2
Applied Technical Services, LLC	Revolver	0.50	22	—
Appriss Health, LLC	Revolver	0.50	2,963	(15)
Ascend Buyer, LLC	Revolver	0.50	856	(21)
Associations, Inc.	Revolver	0.50	468	(2)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	1
Avalara, Inc.	Revolver	0.50	1,350	20
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	778	(17)
Bradyifs Holdings, LLC	Delayed Draw	1.00	1,192	(24)
Bradyifs Holdings, LLC	Revolver	0.50	1,215	(24)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£43	1
Celerion Buyer, Inc.	Delayed Draw	2.00	249	2
Celerion Buyer, Inc.	Revolver	0.50	125	1
Chartis Holding, LLC	Revolver	0.50	1,103	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(4)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,075	3
CircusTrix Holdings, LLC	Revolver	0.50	538	1
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	815	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(10)
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(8)
CST Holding Company	Revolver	0.50	212	2
Denali Midco 2, LLC	Delayed Draw	1.00	876	—
Diligent Corporation	Revolver	0.50	22	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(33)
Ellkay, LLC	Revolver	0.50	1,786	(250)
EPS Nass Parent, Inc.	Revolver	0.50	10	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Excel Fitness Holdings, Inc.	Revolver	0.50%	$891	$(12)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	(1)
Excelitas Technologies Corp.	Revolver	0.50	286	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(69)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(12)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£921	(5)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(9)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(107)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(77)
HS Spa Holdings Inc.	Revolver	0.50	1,141	1
iCIMS, Inc.	Delayed Draw	—	5,470	—
iCIMS, Inc.	Revolver	0.50	2,040	(2)
IQN Holding Corp.	Delayed Draw	1.00	395	2
IQN Holding Corp.	Revolver	0.50	489	2
Kaseya, Inc.	Delayed Draw	1.00	1,076	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
LVF Holdings, Inc.	Revolver	0.38	2,919	(44)
Material Holdings, LLC	Revolver	1.00	460	(17)
Medical Manufacturing Technologies, LLC	Revolver	0.50	103	—
NEFCO Holding Company LLC	Delayed Draw	1.00	4,078	10
NEFCO Holding Company LLC	Revolver	0.50	807	2
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	6,683	67
North Haven Fairway Buyer, LLC	Revolver	0.50	1,269	13
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	4,781	(86)
Oak Purchaser, Inc.	Delayed Draw	0.50	166	(5)
Oak Purchaser, Inc.	Revolver	0.50	584	(16)
Oranje Holdco, Inc.	Revolver	0.50	503	4
Pestco Intermediate, LLC	Delayed Draw	2.00	694	(6)
Pestco Intermediate, LLC	Revolver	0.50	119	(1)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	(66)
Prophix Software Inc. (Canada)	Delayed Draw	—	505	—
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	—
Pushpay USA Inc.	Revolver	0.50	617	(3)
PXO Holdings I Corp.	Delayed Draw	1.00	443	(9)
PXO Holdings I Corp.	Revolver	0.50	657	(14)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
QNNECT, LLC	Delayed Draw	1.00%		$662	$12
Radwell Parent, LLC	Revolver	0.38		279	2
RSC Acquisition, Inc.	Revolver	0.50		1,096	(7)
Sapphire Convention, Inc.	Revolver	0.50		4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		408	(4)
Smarsh Inc.	Revolver	0.50		204	(2)
Spotless Brands, LLC	Delayed Draw	1.00		20,000	190
Spotless Brands, LLC	Revolver	0.50		859	1
Summit Acquisition, Inc.	Delayed Draw	1.00		687	3
Summit Acquisition, Inc.	Revolver	0.50		344	2
Tank Holding Corp.	Revolver	0.38		607	(14)
Trader Corporation (Canada)	Revolver	0.50	C$	91	1
Tufin Software North America, Inc.	Delayed Draw	—		132	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(11)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(28)
U.S. Legal Support, Inc.	Revolver	0.50		567	(8)
Vensure Employee Services, Inc.	Delayed Draw	1.00		4,389	(66)
Wineshipping.com LLC	Revolver	0.50		238	(16)
Total unfunded commitments				$138,966	$(1,513)

As of December 31, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,648,818	$1,572,751	86.4%
Second Lien Debt	190,208	186,479	10.2
Equity Investments	58,253	61,088	3.4
Total	$1,897,279	$1,820,318	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,816,282	$1,736,213	98.7%
Fixed Rate	22,744	23,017	1.3
Total	$1,839,026	$1,759,230	100.0%
The industry composition of investments at fair value as of December 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$137,810	$129,105	7.1%
Automotive	103,186	101,922	5.6
Beverage & Food	79,146	75,429	4.1
Business Services	208,018	205,726	11.3
Capital Equipment	54,492	58,237	3.2
Chemicals, Plastics & Rubber	80,406	78,130	4.3
Construction & Building	56,339	56,415	3.1
Consumer Goods: Durable	5,373	5,552	0.3
Consumer Goods: Non-Durable	4,640	4,731	0.3
Consumer Services	126,397	123,378	6.8
Containers, Packaging & Glass	77,368	69,168	3.8
Diversified Financial Services	118,997	119,097	6.5
Energy: Oil & Gas	10,412	10,534	0.6
Environmental Industries	75,168	71,892	3.9
Healthcare & Pharmaceuticals	180,231	137,511	7.6
High Tech Industries	62,964	63,202	3.5
Leisure Products & Services	146,127	138,468	7.6
Media: Advertising, Printing & Publishing	39,160	39,312	2.2
Retail	29,585	29,993	1.6
Software	227,377	228,824	12.6
Sovereign & Public Finance	78	79	0.0
Telecommunications	31,729	31,941	1.8
Transportation: Cargo	22,419	21,680	1.2
Utilities: Electric	920	902	0.0
Wholesale	18,937	19,090	1.0
Total	$1,897,279	$1,820,318	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$3,621	$3,678	0.2%
Canada	115,125	116,072	6.4
Luxembourg	75,566	71,506	3.9
Sweden	1,168	395	0.0
United Kingdom	67,393	65,260	3.6
United States	1,634,406	1,563,407	85.9
Total	$1,897,279	$1,820,318	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (84.0% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(6)(13)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$19,826	$19,300	$19,141	1.66%
Advanced Web Technologies Holding Company	^+	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	6.25%	10.67%	12/17/2020	12/17/2026	17,099	16,818	16,899	1.47
Airnov, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.00%	9.75%	12/20/2019	12/19/2025	25,253	25,031	25,094	2.18
Allied Universal Holdco LLC	^	(2)(3)(13)	Business Services	LIBOR	3.75%	8.17%	2/17/2021	5/14/2028	493	494	467	0.04
Alpine Acquisition Corp II	^+	(2)(3)(6)(13)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	20,889	20,467	19,988	1.74
American Physician Partners, LLC	+#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	1/7/2019	8/5/2022	41,107	41,107	35,486	3.08
American Physician Partners, LLC	^	(2)(3)(6) (13)	Healthcare & Pharmaceuticals	SOFR	6.75%, 3.50% PIK	14.67%	12/16/2022	2/15/2023	838	801	788	0.07
Analogic Corporation	^+#	(2)(3)(6)	Capital Equipment	LIBOR	5.25%	9.67%	6/22/2018	6/22/2024	27,226	27,083	26,552	2.31
Applied Technical Services, LLC	^	(2)(3)(6)	Business Services	LIBOR	5.75%	10.52%	12/29/2020	12/29/2026	533	524	531	0.06
Appriss Health, LLC	^+#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	7.25%	11.54%	5/6/2021	5/6/2027	44,333	43,605	42,519	3.69
Apptio, Inc.	^+#	(2)(3)(6)	Software	LIBOR	6.00%	9.94%	1/10/2019	1/10/2025	36,961	36,660	36,961	3.21
Ascend Buyer, LLC	#	(2)(3)(6) (13)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	12,497	12,264	12,255	1.06
Associations, Inc.	^#	(2)(3)(6)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	12,851	12,751	12,448	1.08
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(7)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	1,445	1,398	1,398	0.12
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)	Software	LIBOR	6.00%	10.32%	12/24/2019	12/24/2026	36,469	35,892	34,463	2.99
Avalara, Inc.	+#	(2)(3)(6)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	13,500	13,139	13,051	1.13
Barnes & Noble, Inc.	+#	(2)(3)(10)(13)	Retail	SOFR	8.31%	12.73%	8/7/2019	12/20/2026	27,848	27,105	26,771	2.32
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(7)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.46%	8/8/2022	8/8/2028	12,794	12,503	12,367	1.08
BMS Holdings III Corp.	+#	(2)(3)	Construction & Building	LIBOR	5.50%	10.23%	9/30/2019	9/30/2026	29,057	28,625	28,534	2.48
Bradyifs Holdings, LLC	#	(2)(3)(6) (13)	Wholesale	SOFR	6.25%	10.83%	2/21/2020	11/22/2025	19,437	19,190	19,215	1.67
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(7)	Consumer Goods: Non-Durable	LIBOR	9.25% (100% PIK)	11.38%	10/20/2021	10/20/2028	€5,189	5,815	5,505	0.48
Bubbles Bidco S.P.A. (Italy)	^	(2)(6)(7)	Consumer Goods: Non-Durable	LIBOR	6.25%	8.38%	10/20/2021	10/20/2028	€—	—	(40)	0.00
Celerion Buyer, Inc.	#	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	1,576	1,528	1,527	0.13
Chartis Holding, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.00%	9.77%	5/1/2019	5/1/2025	38,764	38,396	38,488	3.34
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(7) (13)	Software	SOFR	4.50%	8.57%	8/30/2018	8/30/2024	14,231	14,195	14,019	1.22

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CircusTrix Holdings, LLC	^+	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	2/2/2018	1/16/2024	$10,555	$10,531	$10,476	0.91%
CircusTrix Holdings, LLC	^	(2)(3)	Leisure Products & Services	LIBOR	5.50%	9.88%	1/8/2021	7/16/2023	557	500	557	0.05
Comar Holding Company, LLC	+#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	10.47%	6/18/2018	6/18/2024	42,400	42,137	40,944	3.56
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(7)	Software	SOFR	5.50%	9.17%	7/2/2019	7/2/2026	55,639	54,975	55,065	4.78
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	SOFR	7.50%	11.06%	9/3/2020	7/2/2026	1,860	1,823	1,848	0.16
CPI Intermediate Holdings, Inc.	#	(2)(3)(6)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	3,872	3,790	3,776	0.33
CST Holding Company	#	(2)(3)(6) (13)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	2,516	2,436	2,434	0.21
DCA Investment Holding LLC	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	3/11/2021	4/3/2028	12,104	11,966	11,458	1.00
Denali Midco 2, LLC	#	(2)(3)(6) (13)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	7,696	7,411	7,317	0.64
Dermatology Associates	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	10.80%	2/15/2018	3/31/2023	9,126	9,126	9,117	0.79
Dermatology Associates	^	(2)(3)(9) (10)	Healthcare & Pharmaceuticals	SOFR	11.40% (100% PIK)	12.77%	2/15/2018	3/31/2023	10,096	6,106	7,176	0.62
Diligent Corporation	^	(2)(3)(6)	Telecommunications	LIBOR	6.25%	10.63%	8/4/2020	8/4/2025	659	647	630	0.05
Dwyer Instruments, Inc.	#	(2)(3)(6)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	13,765	13,535	13,536	1.19
Eliassen Group, LLC	^+	(2)(3)(6)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	20,956	20,628	20,673	1.80
Ellkay, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	14,107	13,847	13,540	1.18
EPS Nass Parent, Inc.	#	(2)(3)(6)	Utilities: Electric	LIBOR	5.75%	10.48%	4/19/2021	4/19/2028	922	906	877	0.08
Excel Fitness Holdings, Inc.	^+	(2)(3)(6) (13)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	6,671	6,541	6,344	0.55
Excel Fitness Holdings, Inc.	#	(2)(3)(13)	Leisure Products & Services	SOFR	5.75%	10.53%	8/11/2022	4/29/2029	2,868	2,785	2,792	0.24
Excelitas Technologies Corp.	^+#	(2)(3)(6) (13)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	6,348	6,214	6,092	0.53
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€2,551	2,567	2,633	0.23
FPG Intermediate Holdco, LLC	^	(2)(3)(6) (13)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	854	693	469	0.04
Greenhouse Software, Inc.	^+#	(2)(3)(6)	Software	SOFR	7.00%	11.58%	3/1/2021	9/1/2028	32,796	32,065	31,504	2.74
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	80	78	78	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)	Diversified Financial Services	SONIA	5.26%, 3.47% PIK	12.16%	2/28/2022	2/28/2029	£7,338	9,550	8,672	0.75
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(7)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	11.18%	2/28/2022	2/28/2029	£1,790	2,048	2,087	0.18
Harbour Benefit Holdings, Inc.	+#	(2)(3)(6)	Business Services	LIBOR	5.25%	9.95%	12/13/2017	12/13/2024	10,846	10,809	10,774	0.94
Heartland Home Services, Inc.	#	(2)(3)(6)	Consumer Services	LIBOR	5.75%	10.10%	2/10/2022	12/15/2026	3,863	3,821	3,773	0.33
Heartland Home Services, Inc.	+#	(2)(3)(6)	Consumer Services	LIBOR	6.00%	10.38%	12/15/2020	12/15/2026	31,614	31,148	31,283	2.72

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Hercules Borrower LLC	^+	(2)(3)(6)	Environmental Industries	LIBOR	6.50%	10.67%	12/14/2020	12/14/2026	$18,497	$18,136	$17,818	1.55%
Hoosier Intermediate, LLC	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	17,155	16,831	16,131	1.40
HS Spa Holdings Inc.	^+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	8,605	8,422	8,336	0.72
iCIMS, Inc.	^+#	(2)(3)(6)	Software	SOFR	7.25%	11.52%	8/18/2022	8/18/2028	25,719	25,251	24,443	2.12
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(7)	Leisure Products & Services	LIBOR	9.00%	10.95%	5/28/2021	5/28/2027	€33,000	39,215	34,707	3.01
Integrity Marketing Acquisition, LLC	+#	(2)(3)	Diversified Financial Services	LIBOR	6.05%	9.95%	1/15/2020	8/27/2025	24,351	24,155	23,538	2.04
Integrity Marketing Acquisition, LLC	#	(2)(3)	Diversified Financial Services	LIBOR	6.05%	10.57%	8/7/2020	8/27/2025	7,833	7,782	7,551	0.66
IQN Holding Corp.	^+	(2)(3)(6)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029	6,823	6,749	6,699	0.58
Jeg's Automotive, LLC	#	(2)(3)(6)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027	16,521	16,181	15,325	1.33
K2 Insurance Services, LLC	^+#	(2)(3)(6)	Diversified Financial Services	LIBOR	5.00%	9.73%	7/3/2019	7/1/2026	25,051	24,770	24,788	2.15
Kaseya, Inc.	+	(2)(3)(6)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029	35,453	34,725	34,324	2.98
Lifelong Learner Holdings, LLC	^+#	(2)(3)(6)	Business Services	LIBOR	5.75%	10.16%	10/18/2019	10/18/2026	51,929	51,315	48,694	4.23
LinQuest Corporation	#	(2)(3)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	9,875	9,710	8,927	0.78
Liqui-Box Holdings, Inc.	#	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	4.50%	8.35%	6/3/2019	6/3/2024	2,034	2,022	2,034	0.18
LVF Holdings, Inc.	^+#	(2)(3)(6)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027	41,295	40,564	38,736	3.36
Material Holdings, LLC	#	(2)(3)(6)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027	15,982	15,701	15,202	1.32
Maverick Acquisition, Inc.	^+#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027	43,522	42,846	36,159	3.14
Medical Manufacturing Technologies, LLC	#	(2)(3)(6) (13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027	14,450	14,185	14,154	1.23
NEFCO Holding Company LLC	+#	(2)(3)(6) (13)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028	11,051	10,777	10,769	0.94
North Haven Fairway Buyer, LLC	^+#	(2)(3)(6)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028	11,530	10,959	11,098	0.96
North Haven Stallone Buyer, LLC	^	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027	—	(4)	(4)	0.00
Oak Purchaser, Inc.	^+	(2)(3)(6)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	5,851	5,779	5,663	0.49
Performance Health Holdings, Inc.	#	(2)(3)	Healthcare & Pharmaceuticals	LIBOR	6.00%	10.73%	7/12/2021	7/12/2027	6,444	6,342	6,276	0.55
PF Atlantic Holdco 2, LLC	#	(2)(3)(6)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027	29,515	28,852	28,819	2.50
PF Growth Partners, LLC	+	(2)(3)	Leisure Products & Services	LIBOR	5.00%	9.48%	7/1/2019	7/11/2025	7,957	7,900	7,902	0.69
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029	7,481	6,733	6,013	0.52
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(7)	Software	LIBOR	6.50%	10.67%	2/1/2021	2/1/2026	14,618	14,361	14,618	1.27
PXO Holdings I Corp.	^+	(2)(3)(6) (13)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028	8,534	8,364	8,357	0.73
QNNECT, LLC	#	(2)(3)(6)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029	2,641	2,542	2,541	0.22

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	10.97%	11/19/2020	11/19/2026	$15,582	$15,344	$14,768	1.28%
Quantic Electronics, LLC	#	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	10.95%	3/1/2021	3/1/2027	9,832	9,652	9,218	0.80
Radwell Parent, LLC	#	(2)(3)(6) (13)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029	4,651	4,503	4,501	0.39
Regency Entertainment, Inc.	+	(2)(3)	Media: Diversified & Production	LIBOR	6.75%	11.13%	5/22/2020	10/22/2025	40,000	39,529	39,520	3.43
Riveron Acquisition Holdings, Inc.	+#	(2)(3)	Diversified Financial Services	LIBOR	5.75%	10.48%	5/22/2019	5/22/2025	19,374	19,203	19,374	1.68
RSC Acquisition, Inc.	+#	(2)(3)(6) (13)	Diversified Financial Services	SOFR	5.50%	9.83%	11/1/2019	11/1/2026	33,554	33,136	31,983	2.78
Sapphire Convention, Inc.	^+#	(2)(3)(6)	Telecommunications	LIBOR	5.25%	9.80%	11/20/2018	11/20/2025	28,051	27,771	27,341	2.37
SCP Eye Care HoldCo, LLC	^	(2)(3)(6) (13)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029	122	117	118	0.01
Smarsh Inc.	^+	(2)(3)(6)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029	3,673	3,596	3,493	0.30
SPay, Inc.	^+	(2)(3)	Leisure Products & Services	LIBOR	5.75%, 3.50% PIK	13.73%	6/15/2018	6/17/2024	24,292	24,176	21,332	1.85
Speedstar Holding, LLC	+#	(2)(3)	Automotive	LIBOR	7.00%	11.73%	1/22/2021	1/22/2027	26,694	26,305	26,510	2.30
Spotless Brands, LLC	+#	(2)(3)(6) (13)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028	33,832	33,179	32,779	2.85
Tank Holding Corp.	^+	(2)(3)(6) (13)	Capital Equipment	SOFR	5.75%	10.16%	3/31/2022	3/31/2028	19,009	18,655	18,486	1.61
TCFI Aevex LLC	+#	(2)(3)	Aerospace & Defense	LIBOR	6.00%	10.38%	3/18/2020	3/18/2026	28,558	28,217	26,099	2.27
The Carlstar Group LLC	#	(2)(3)(6) (13)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027	14,446	14,087	14,210	1.23
Trader Corporation (Canada)	+#	(2)(3)(6)(7)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	1,208	864	869	0.08
Trafigura Trading LLC	^	(2)(3)(6) (12)(13)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023	8,250	8,076	8,185	0.71
Tufin Software North America, Inc.	^+#	(2)(3)(6) (13)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028	27,040	26,502	26,162	2.27
Turbo Buyer, Inc.	+#	(2)(3)(6)	Automotive	LIBOR	6.00%	11.15%	12/2/2019	12/2/2025	41,997	41,404	41,211	3.58
U.S. Legal Support, Inc.	^+	(2)(3)(6) (13)	Business Services	SOFR	5.75%	10.33%	11/30/2018	11/30/2024	21,790	21,629	21,379	1.86
Unifrutti Financing PLC (Cyprus)	+	(7)	Beverage & Food	FIXED	7.50%, 1.00% PIK	8.50%	9/15/2019	9/15/2026	€18,495	19,778	20,045	1.74
Unifrutti Financing PLC (Cyprus)	^	(7)	Beverage & Food	FIXED	11.00% (100% PIK)	11.00%	10/22/2020	9/15/2026	€3,384	3,826	3,858	0.34
US INFRA SVCS Buyer, LLC	+#	(2)(3)	Environmental Industries	LIBOR	6.50%, 0.25% PIK	11.47%	4/13/2020	4/13/2026	56,693	56,016	53,796	4.67
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027	990	973	941	0.08
USR Parent Inc.	+	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027	4,222	4,185	4,025	0.35
Westfall Technik, Inc.	^+#	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.83%	9/13/2018	9/13/2024	27,918	27,759	27,326	2.37
Westfall Technik, Inc.	#	(2)(3)	Chemicals, Plastics & Rubber	SOFR	6.25%	10.79%	7/1/2021	9/13/2024	4,957	4,882	4,852	0.42
Wineshipping.com LLC	#	(2)(3)(6)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027	14,617	14,322	13,212	1.15

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Yellowstone Buyer Acquisition, LLC	^	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027	$444	$437	$427	0.04%
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	LIBOR	5.00%	9.53%	9/30/2020	11/1/2025	9,802	9,591	9,783	0.85
First Lien Debt Total										$1,802,253	$1,755,773	152.48%
Second Lien Debt (12.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028	$7,587	$7,451	$7,398	0.64%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	LIBOR	8.25%	12.92%	1/17/2020	1/17/2028	30,327	29,841	31,237	2.71
Aimbridge Acquisition Co., Inc.	+	(2)	Leisure Products & Services	LIBOR	7.50%	11.62%	2/1/2019	2/1/2027	21,047	20,713	19,024	1.65
AP Plastics Acquisition Holdings, LLC	+#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029	38,180	37,263	36,639	3.18
AQA Acquisition Holdings, Inc.	+	(2)(3)	High Tech Industries	LIBOR	7.50%	12.23%	5/14/2021	3/3/2029	5,538	5,422	5,271	0.46
Blackbird Purchaser, Inc.	^+	(2)(3)(6)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	9,194	8,991	8,490	0.74
Brave Parent Holdings, Inc.	+	(2)	Software	LIBOR	7.50%	11.88%	10/3/2018	4/19/2026	18,197	17,978	17,504	1.52
Drilling Info Holdings, Inc.	^	(2)	Energy: Oil & Gas	LIBOR	8.25%	12.64%	2/11/2020	7/30/2026	18,600	18,283	18,740	1.63
Jazz Acquisition, Inc.	+	(2)	Aerospace & Defense	LIBOR	8.00%	12.38%	6/13/2019	6/18/2027	23,450	23,227	21,875	1.90
Outcomes Group Holdings, Inc.	#	(2)	Business Services	LIBOR	7.50%	12.23%	10/23/2018	10/26/2026	1,731	1,728	1,690	0.15
PAI Holdco, Inc.	+	(2)(3)	Automotive	LIBOR	5.50%, 2.00% PIK	11.91%	10/28/2020	10/28/2028	14,089	13,772	13,874	1.20
Peraton Corp.	+	(2)(3)	Aerospace & Defense	LIBOR	7.75%	12.09%	2/24/2021	2/1/2029	11,941	11,790	11,550	1.00
Quartz Holding Company	+	(2)	Software	LIBOR	8.00%	12.38%	4/2/2019	4/2/2027	11,900	11,754	11,420	0.99
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	11.74%	3/12/2020	3/12/2028	£20,000	24,831	22,281	1.93
TruGreen Limited Partnership	+	(2)(3)	Consumer Services	LIBOR	8.50%	13.43%	11/16/2020	11/2/2028	13,000	12,794	11,120	0.97
World 50, Inc.	#	(11)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	24,017	23,660	22,821	1.97
Second Lien Debt Total										$269,498	$260,934	22.66%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (3.5% of fair value)
ANLG Holdings, LLC	^	(8)	Capital Equipment	6/22/2018	592	$592	$675	0.06%
Appriss Health, LLC	^	(8)	Healthcare & Pharmaceuticals	5/6/2021	1	500	482	0.04
Atlas Ontario LP (Canada)	^	(7)(8)	Business Services	4/7/2021	5,114	5,114	5,114	0.44
Avenu Holdings, LLC	^	(8)	Sovereign & Public Finance	9/28/2018	172	104	545	0.05
Blackbird Holdco, Inc.	^	(8)	Capital Equipment	12/14/2021	7	7,206	6,807	0.59
Buckeye Parent, LLC	^	(8)	Automotive	12/22/2021	442	442	288	0.03
Chartis Holding, LLC	^	(8)	Business Services	5/1/2019	433	428	595	0.05

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Cority Software Inc. (Canada)	^		(7)(8)	Software	7/2/2019	250	$250	$641	0.06%
ECP Parent, LLC	^		(8)	Healthcare & Pharmaceuticals	3/29/2018	268	0	290	0.03
GB Vino Parent, L.P.	^		(8)	Beverage & Food	10/29/2021	4	351	249	0.02
Integrity Marketing Group, LLC	^		(8)	Diversified Financial Services	12/21/2021	16,705	16,472	16,597	1.44
K2 Insurance Services, LLC	^		(8)	Diversified Financial Services	7/3/2019	433	306	867	0.08
NearU Holdings LLC	^		(8)	Consumer Services	8/16/2022	25	2,470	2,470	0.21
NEFCO Holding Company LLC	^		(8)	Construction & Building	8/5/2022	1	628	628	0.05
North Haven Goldfinch Topco, LLC	^		(8)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	1,300	0.11
Pascal Ultimate Holdings, L.P	^		(8)	Capital Equipment	7/21/2021	36	364	850	0.07
Picard Parent, Inc.	^		(8)	High Tech Industries	9/30/2022	9	8,526	8,520	0.74
Profile Holdings I, LP	^		(8)	Chemicals, Plastics & Rubber	3/8/2022	3	262	336	0.03
Sinch AB (Sweden)	^		(7)(8)	High Tech Industries	3/26/2019	104	1,168	382	0.03
Talon MidCo 1 Limited	^	^	(8)	Software	8/17/2022	145,632	1,456	1,611	0.14
Tank Holding Corp.	^	^	(8)	Capital Equipment	3/26/2019	850	0	2,687	0.23
Titan DI Preferred Holdings, Inc.	^		(8)	Energy: Oil & Gas	2/11/2020	14,666	14,439	14,263	1.24
Turbo Buyer, Inc.	^		(8)	Automotive	12/2/2019	1,925	933	2,307	0.20
U.S. Legal Support Investment Holdings, LLC	^		(8)	Business Services	11/30/2018	641	641	551	0.05
Unifrutti Financing PLC (Cyprus)	^		(7)(8)	Beverage & Food	10/22/2020	2	2,131	2,816	0.24
Unifrutti Financing PLC (Cyprus)	^		(7)(8)	Beverage & Food	10/22/2020	1	532	1,227	0.11
W50 Parent LLC	^		(8)	Business Services	1/10/2020	500	190	698	0.06
Zenith American Holding, Inc.	^		(8)	Business Services	12/13/2017	439	213	368	0.03
Equity Investments Total							$68,033	$74,164	6.44%
Total investments—non-controlled/non-affiliated							$2,139,784	$2,090,871	181.58%
Total investments							$2,139,784	$2,090,871	181.58%
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
# Denotes that all or a portion of the assets are owned by the Company's wholly-owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility,” and together with the Subscription Facility and the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
in effect as of December 31, 2022. As of December 31, 2022, the reference rates for all variable rate loans were the 30-day LIBOR at 4.39% the 90-day LIBOR at 4.77% and the 180-day LIBOR rate at 5.14%, the 30-day SOFR at 4.36%, the 90-day SOFR at 4.59%, and the daily SONIA at 3.43%.
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
(6)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$6,666	$(164)
ADPD Holdings, LLC	Revolver	0.50	1,243	(31)
Advanced Web Technologies Holding Company	Revolver	0.50	1,708	(17)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,000	(10)
Airnov, Inc.	Revolver	0.50	2,292	(13)
Alpine Acquisition Corp II	Revolver	0.50	3,447	(128)
American Physician Partners, LLC	Delayed Draw	1.00	1,673	(33)
Analogic Corporation	Revolver	0.50	294	(7)
Applied Technical Services, LLC	Revolver	0.50	37	—
Appriss Health, LLC	Revolver	0.50	2,963	(114)
Apptio, Inc.	Revolver	0.50	947	—
Ascend Buyer, LLC	Revolver	0.50	1,284	(23)
Associations, Inc.	Revolver	0.50	723	(21)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	(4)
Avalara, Inc.	Revolver	0.50	1,350	(41)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	3,065	(176)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	2,577	(72)
Bradyifs Holdings, LLC	Revolver	0.50	2,539	(26)
Bubbles Bidco S.P.A. (Italy)	Delayed Draw	2.80	€873	—
Bubbles Bidco S.P.A. (Italy)	Revolver	—	€537	—
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(6)
Celerion Buyer, Inc.	Revolver	0.50	125	(3)
Chartis Holding, LLC	Revolver	0.50	2,401	(16)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(13)
Comar Holding Company, LLC	Revolver	0.50	1,467	(49)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(29)
CPI Intermediate Holdings, Inc.	Delayed Draw	—	927	(19)
CST Holding Company	Revolver	0.50	212	(6)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
DCA Investment Holding LLC	Delayed Draw	1.00	111	(6)
Denali Midco 2, LLC	Delayed Draw	1.00	2,286	(87)
Diligent Corporation	Revolver	0.50%	$33	$(1)
Dwyer Instruments, Inc.	Revolver	0.50	994	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	161	(2)
Eliassen Group, LLC	Delayed Draw	1.00	3,310	(38)
Ellkay, LLC	Revolver	0.50	1,786	(64)
EPS Nass Parent, Inc.	Revolver	0.50	30	(1)
EPS Nass Parent, Inc.	Delayed Draw	1.00	37	(2)
Excel Fitness Holdings, Inc.	Revolver	0.50	438	(20)
Excelitas Technologies Corp.	Revolver	0.50	320	(12)
Excelitas Technologies Corp.	Delayed Draw	0.50	303	(11)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(347)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(81)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	1,043	(19)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(7)
Heartland Home Services, Inc.	Delayed Draw	0.75	1,259	(22)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(27)
Hercules Borrower LLC	Revolver	0.50	1,929	(64)
Hoosier Intermediate, LLC	Revolver	0.50	1,600	(87)
HS Spa Holdings Inc.	Revolver	0.50	1,235	(34)
iCIMS, Inc.	Delayed Draw	—	6,831	(249)
iCIMS, Inc.	Revolver	0.50	2,449	(89)
IQN Holding Corp.	Revolver	0.50	489	(8)
IQN Holding Corp.	Delayed Draw	1.00	696	(11)
Jeg's Automotive, LLC	Delayed Draw	1.00	3,333	(201)
K2 Insurance Services, LLC	Revolver	0.50	2,290	(22)
Kaseya, Inc.	Delayed Draw	0.50	1,146	(33)
Kaseya, Inc.	Revolver	0.50	2,054	(60)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
Liqui-Box Holdings, Inc.	Revolver	0.50	596	—
LVF Holdings, Inc.	Revolver	0.50	992	(54)
LVF Holdings, Inc.	Delayed Draw	1.00	4,670	(254)
Material Holdings, LLC	Delayed Draw	—	977	(44)
Material Holdings, LLC	Revolver	1.00	499	(22)
Medical Manufacturing Technologies, LLC	Revolver	0.50	723	(14)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	413	(8)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
NEFCO Holding Company LLC	Revolver	0.50		1,527	(30)
NEFCO Holding Company LLC	Delayed Draw	1.00		1,866	(37)
North Haven Fairway Buyer, LLC	Revolver	0.50%		$1,269	$(23)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50		11,244	(202)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		200	(4)
Oak Purchaser, Inc.	Revolver	0.50		584	(14)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,623	(38)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		7,448	(130)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(48)
Prophix Software Inc. (Canada)	Revolver	0.50		2,658	—
PXO Holdings I Corp.	Delayed Draw	1.00		443	(8)
PXO Holdings I Corp.	Revolver	0.50		657	(12)
QNNECT, LLC	Delayed Draw	1.00		693	(21)
Quantic Electronics, LLC	Revolver	0.50		276	(14)
Quantic Electronics, LLC	Delayed Draw	1.00		2,126	(109)
Radwell Parent, LLC	Revolver	0.38		349	(10)
RSC Acquisition, Inc.	Revolver	0.50		1,096	(50)
Sapphire Convention, Inc.	Revolver	0.50		4,188	(92)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		39	(1)
SCP Eye Care HoldCo, LLC	Revolver	0.50		17	—
Smarsh Inc.	Delayed Draw	1.00		408	(17)
Smarsh Inc.	Revolver	0.50		204	(9)
Spotless Brands, LLC	Revolver	0.50		1,096	(33)
Tank Holding Corp.	Revolver	0.38		690	(18)
The Carlstar Group LLC	Revolver	0.50		3,657	(48)
Trader Corporation (Canada)	Revolver	0.50	C$	91	(3)
Trafigura Trading LLC	Revolver	0.50		388	(3)
Tufin Software North America, Inc.	Delayed Draw	—		115	(4)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(41)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(38)
U.S. Legal Support, Inc.	Revolver	0.50		638	(12)
Wineshipping.com LLC	Delayed Draw	1.00		1,609	(127)
Wineshipping.com LLC	Revolver	0.50		1,509	(120)
Total unfunded commitments				$159,074	$(4,353)
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
As of December 31, 2023
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “CARS” or the “Company”) is a Maryland corporation formed on February 10, 2017 and structured as an externally managed, non-diversified closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
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
Effective March 3, 2017 the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and effective March 29, 2022 the Company’s name was changed to Carlyle Credit Solutions, Inc. In connection therewith, we have adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to our shareholders. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (the “Investment Adviser”), a wholly-owned subsidiary of The Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPVs. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the year and period presented have been included. These adjustments are of a normal, recurring nature.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2023 and 2022, the Company held restricted cash balances of $45,508 and $51,725, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of December 31, 2023 and 2022, approximately $1,758 and $2,399, respectively, of the restricted cash balances were denominated in a foreign currency.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2023 and 2022, the fair value of the loans in the portfolio with PIK provisions was $290,154 and $206,773, respectively, which represents approximately 15.9% and 9.9% respectively, of total investments at fair value. For the years ended December 31, 2023, 2022 and 2021, the Company earned $12,596, $10,937 and $6,818 in PIK income, respectively. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2023, 2022 and 2021, the Company earned $6,503, $6,994 and $6,021, respectively, in other income, primarily from prepayment, commitment and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023 and 2022, the fair value of the loans in the portfolio on non-accrual status was $9,122 and $7,176, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2023 and 2022 and for the periods then ended.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $731, $80 and $100, respectively, in excise tax expense.
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
Earnings Per Share
The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the assumed conversion of all dilutive securities.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to impact its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2023, 2022, and 2021.
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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the years ended December 31, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,572,751	$1,572,751
Second Lien Debt	—	—	186,479	186,479
Equity Investments	—	—	61,088	61,088
Total	$—	$—	$1,820,318	$1,820,318

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,755,773	$1,755,773
Second Lien Debt	—	—	260,934	260,934
Equity Investments	—	—	74,164	74,164
Total	$—	$—	$2,090,871	$2,090,871
    The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$1,755,773	$260,934	$74,164	$2,090,871
Purchases	171,702	1,482	5,154	178,338
Sales	(36,586)	(11,704)	(12,529)	(60,819)
Paydowns	(296,350)	(70,441)	(4,022)	(370,813)
Accretion of discount	8,907	1,468	387	10,762
Net realized gains (losses)	(1,109)	(94)	1,230	27
Net change in unrealized appreciation (depreciation)	(29,586)	4,834	(3,296)	(28,048)
Balance, end of year	$1,572,751	$186,479	$61,088	$1,820,318
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(30,028)	$2,725	$(914)	$(28,217)

	Financial Assets
	For the Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$1,674,715	$337,899	$57,469	$2,070,083
Purchases	524,543	1,281	17,955	543,779
Sales	(61,802)	(23,704)	—	(85,506)
Paydowns	(357,814)	(41,838)	(1,130)	(400,782)
Accretion of discount	10,244	1,298	119	11,661
Net realized gains (losses)	3,532	(5,615)	1,740	(343)
Net change in unrealized appreciation (depreciation)	(37,645)	(8,387)	(1,989)	(48,021)
Balance, end of year	$1,755,773	$260,934	$74,164	$2,090,871
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included on the Consolidated Statements of Operations	$(31,037)	$(8,002)	$(661)	$(39,700)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2023 and 2022:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2023			Low	High
Investments in First Lien Debt	$1,433,143	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.90%
	59,234	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.83%
	80,374	Income Approach	Discount Rate	10.75%	13.26%	12.39%
		Market Approach	Comparable Multiple	9.48x	12.34x	10.61x
Total First Lien Debt	1,572,751
Investments in Second Lien Debt	163,462	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.96%
	23,017	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Total Second Lien Debt	186,479
Investments in Equity	61,088	Income Approach	Discount Rate	13.06%	14.47%	13.67%
		Market Approach	Comparable Multiple	6.25x	18.0x	7.92x
Total Equity Investments	61,088
Total Level 3 Investments	$1,820,318

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$1,677,160	Discounted Cash Flow	Discount Rate(1)	9.90%	21.40%	12.07%
	62,319	Consensus Pricing	Indicative Quotes	97.00%	100.00%	98.5%
	16,294	Income Approach	Discount Rate(1)	9.03%	9.03%	9.03%
		Market Approach	Comparable Multiple	10.51x	10.51x	10.51x
Total First Lien Debt	1,755,773
Investments in Second Lien Debt	260,934	Discounted Cash Flow	Discount Rate(1)	12.46%	17.60%	14.05%
Total Second Lien Debt	260,934
Investments in Equity	74,164	Income Approach	Discount Rate(1)	7.22%	18.25%	14.17%
		Market Approach	Comparable Multiple	9.10x	17.24x	10.91x
Total Equity Investments	74,164
Total Level 3 Investments	$2,090,871
(1)Effective December 31, 2023, the significant unobservable input disclosed for discount rate includes forward reference rates. Prior periods were conformed to the current presentation.
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
Under the Investment Advisory Agreement until January 21, 2022, the incentive fee consisted of two parts. The first part was calculated and payable quarterly in arrears and equaled 15.0% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeded a 7.0% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
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

Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Base management fees	$10,864	$11,770	$12,351
Incentive fee on pre-incentive fee net investment income	19,941	17,961	18,198
Total base management fees and incentive fees	$30,805	$29,731	$30,549

Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the years ended December 31, 2023, 2022, and 2021, there were no accrued or realized capital gains incentive fees.
As of December 31, 2023 and 2022, $7,847 and $7,703, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as amended. Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the years ended December 31, 2023, 2022, and 2021, the Company incurred $1,426, $1,419 and $892, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, $1,863 and $854, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 4, 2023, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $795, $911 and $794, respectively, in fees under the State Street Sub-Administration Agreement. These fees were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, $806 and $842, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the years ended December 31, 2023, 2022, and 2021 TCG accrued $2,828, $3,133, $2,762, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock, and TCG paid the amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $269, $351 and $335, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. As of December 31, 2023 and 2022, no fees or expenses associated with its Independent Directors were payable.
5. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. The Company was party to the Subscription Facility until its termination on October 3, 2022, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2023, asset coverage was 246.2% and the SPV and SPV2 were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the Credit Facilities for the years ended December 31, 2023, 2022 and 2021.

	For the years ended December 31,
	2023	2022	2021
Outstanding borrowing, beginning of period	$982,404	$966,947	$880,956
Borrowings	247,000	394,733	445,420
Repayments	(477,823)	(370,748)	(354,096)
Foreign currency translation	3,166	(8,528)	(5,333)
Outstanding borrowing, end of period	$754,747	$982,404	$966,947
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021 and March 28, 2022. The SPV Credit Facility provides for secured borrowings of $700,000 as of December 31, 2023, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2024, and a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies.

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
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021, March 7, 2022, September 20, 2022 and June 29, 2023. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of December 31, 2023, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025, and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$424,447	$275,553	$107,156
SPV2 Credit Facility	550,000	330,300	219,700	118,872
Total	$1,250,000	$754,747	$495,253	$226,028

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$622,104	$77,896	$39,299
SPV2 Credit Facility	550,000	360,300	189,700	99,200
Total	$1,250,000	$982,404	$267,596	$138,499
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2023, 2022 and 2021, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2023	2022	2021
Interest expense	$65,608	$38,136	$25,837
Facility unused commitment fee	2,267	1,105	270
Amortization of deferred financing costs	1,977	1,712	1,395
Total interest expense and credit facility fees	$69,852	$40,953	$27,502
Cash paid for interest expense and credit facility fees	$69,812	$31,433	$24,642

Weighted average principal debt outstanding	$871,620	$923,838	$961,892
Weighted average interest rate(1)	7.45%	4.07%	2.65%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

As of December 31, 2023 and 2022, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2023	2022
Interest expense payable	$11,011	$13,344
Unused commitment fees payable	971	215
Total interest expense and credit facility fees payable	$11,982	$13,559
Weighted average interest rate (1)	7.82%	6.00%
(1) Based on floating LIBOR and SOFR rates.

6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2023 and 2022:

	December 31,
Payment Due by Period	2023	2022
Less than 1 Year	$—	$—
1-3 Years	424,447	—
3-5 Years	—	622,104
More than 5 Years	330,300	360,300
Total	$754,747	$982,404
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2023 and 2022 for any such exposure.

As of December 31, 2023 and 2022, the Company had $25,213 and $13,210, respectively, in unfunded capital commitments, of which $0 and $500, respectively, are unfunded capital commitments from current officers.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of December 31,
	2023	2022
Unfunded delayed draw commitments	$75,501	$79,647
Unfunded revolving commitments	63,465	79,427
Total unfunded commitments	$138,966	$159,074
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, per share par value $0.01, of which 56,280,182 was issued and outstanding as of December 31, 2023.
During the year ended December 31, 2023, the Company repurchased and extinguished 6,479,511 shares for $126,948, in connection with the tender offers as discussed below.

The following tables summarize capital activity during the years ended December 31, 2023, 2022 and 2021:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	4,256,386	43	82,937	—	—	—	82,980
Dividend reinvestment	106,791	1	2,097	—	—	—	2,098
Repurchase of common stock	(6,479,511)	(65)	(126,883)	—	—	—	(126,948)
Net investment income (loss)	—	—	—	139,398	—	—	139,398
Net realized gain (loss)	—	—	—	—	(93)	—	(93)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(28,048)	(28,048)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(3,122)	(3,122)
Dividends declared	—	—	—	(114,554)		—	(114,554)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(409)	(2,425)	2,834	—	—
Balance, December 31, 2023	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2022	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Common stock issued	5,507,688	55	109,813	—	—	—	109,868
Repurchase of common stock	(4,116,229)	(41)	(81,608)	—	—	—	(81,649)
Net investment income (loss)	—	—	—	119,109	—	—	119,109
Net realized gain (loss)	—	—	—	—	(753)	—	(753)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(48,021)	(48,021)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	8,551	8,551
Dividends declared	—	—	—	(112,806)	(9,039)	—	(121,845)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304	—	—	—
Balance, December 31, 2022	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, January 1, 2021	49,062,820	$491	$996,001	$1,117	$(6,891)	$(27,582)	$963,136
Common stock issued	7,942,237	79	164,921	—	—	—	165,000
Net investment income (loss)				103,028			103,028
Net realized gain (loss)	—	—	—	—	10,822	—	10,822
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	20,958	20,958
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	(136)	5,469	5,333
Dividends declared	—	—	—	(102,036)		—	(102,036)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(103)	103	—	—	—
Balance, December 31, 2021	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Share Issuances
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the three most recent fiscal years:

	Shares Issued	Proceeds Received
2021
June 29, 2021	2,427,186	$50,000
September 22, 2021	2,405,003	50,000
December 30, 2021	3,110,048	65,000
Total	7,942,237	$165,000
2022
June 30, 2022	3,233,368	$64,700
September 28, 2022	2,274,320	45,168
Total	5,507,688	$109,868
2023
January 6, 2023	674,324	$13,210
April 11, 2023	854,675	16,820
July 6, 2023	1,193,694	23,074
October 4, 2023	1,533,693	29,876
Total	4,256,386	$82,980
    On December 22, 2023, the Company delivered a capital drawdown notice to its investors relating to the issuance of 1,293,638 shares for an aggregate offering price of approximately $25.2 million. The shares were issued on January 5, 2024.
Subscription and share issuance transactions during the years ended December 31, 2023, 2022 and 2021 were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.01 per share for each of the years ended December 31, 2023, 2022 and 2021, respectively.
Earnings Per Share
The Company computes earnings per share in accordance with ASC 260. Basic earnings per share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the year.

Basic and diluted earnings per share were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$108,135	$78,886	$140,141
Weighted-average shares outstanding	56,551,480	57,991,971	50,982,223
Basic and diluted earnings per share	$1.91	$1.36	$2.75
Dividends
The following table summarizes the Company’s dividends declared for the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 30, 2021	March 30, 2021	April 16, 2021	$0.48
June 29, 2021	June 29, 2021	July 16, 2021	$0.48
September 29, 2021	September 29, 2021	October 15, 2021	$0.49
December 30, 2021	December 30, 2021	January 18, 2022	$0.48
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
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
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of December 31, 2023, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on September 29, 2023, with a cash payment date of November 10, 2023.
The following summarizes the results of the Quarterly Tender Offers completed during the years ended December 31, 2023 and 2022:

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(2)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(3)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
May 12, 2023	3.5%	$19.71	March 31, 2023	$40,285	2,043,878	3.6%
August 11, 2023	3.5%	$19.34	June 30, 2023	$30,205	1,562,102	2.8%
November 10, 2023	3.5%	$19.50	September 30, 2023	$14,694	755,715	1.4%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(2)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(3)
August 12, 2022	3.5%	$19.80	June 30, 2022	$39,504	1,995,176	3.3%
November 14, 2022	3.5%	$19.87	September 30, 2022	$41,893	2,108,344	3.5%
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

On December 29, 2023, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 1,941,521 shares, representing 3.5% of the number of shares of its common stock outstanding as of September 30, 2023. On January 29, 2024, the Quarterly Tender Offer expired and the Company accepted 3,050,962 shares for purchase, which share amount includes an additional 1,109,441 shares, representing approximately 5.4% of the total number of shares outstanding as of December 31, 2023. The 1,109,441 of additional shares included in the Quarterly Tender Offer represents approximately 2.0% of the number of shares of its common stock outstanding as of September 30, 2023. The purchase price of the shares tendered is the Company’s net asset value per share as of December 31, 2023, or $19.60 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of December 31, 2023 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2023, 2022, 2021, 2020 and 2019.

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data:
Net asset value per share, beginning of year	$19.72	$20.46	$19.63	$20.61	$20.32
Net investment income (loss) (1)	2.46	2.05	2.02	1.95	2.10
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.55)	(0.69)	0.73	(1.00)	0.10
Net increase (decrease) in net assets resulting from operations	1.91	1.36	2.75	0.95	2.20
Dividends declared (2)	(2.04)	(2.11)	(1.93)	(1.94)	(1.98)
Other (3)	0.01	0.01	0.01	0.01	0.07
Net asset value per share, end of year	$19.60	$19.72	$20.46	$19.63	$20.61
Number of shares outstanding, end of year	56,280,182	58,396,516	57,005,057	49,062,820	35,769,223
Total return based on net asset value (4)	10.18%	6.65%	14.06%	4.66%	11.17%
Net assets, end of year	$1,103,212	$1,151,501	$1,166,241	$963,136	$737,109
Ratio to average net assets:
Expenses before incentive fees	7.87%	5.16%	4.30%	4.60%	5.06%
Expenses after incentive fees	9.67%	6.69%	6.03%	6.34%	6.74%
Net investment income (loss)	12.58%	10.15%	9.82%	9.85%	9.54%
Interest expense and credit facility fees	6.31%	3.49%	2.62%	2.84%	3.41%
Ratios/Supplemental Data:
Asset coverage, end of year	246.17%	217.21%	220.61%	209.33%	213.72%
Portfolio turnover	8.99%	23.78%	25.67%	15.03%	12.47%
Total committed capital, end of year	NM(5)	NM(5)	$1,227,312	$1,227,312	$1,227,687
Ratio of total contributed capital to total committed capital, end of year	NM(5)	NM(5)	94.73%	81.28%	60.09%
Weighted-average shares outstanding	56,551,480	57,991,971	50,982,223	44,300,431	23,431,444
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted average number of shares outstanding for the year.
(2)Dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 7, Net Assets, to these consolidated financial statements).
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)Total return based on net asset value is based on the change in net asset value per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 was inclusive of an increase (decrease) in net asset value related to the offering price of subscriptions $0.01 per share, $0.01 per share, $0.01 per share, $0.01 per share, and $0.07 per share, respectively. Excluding the effects of these common stock issuances, total return would have been 10.12%, 6.59%, 14.01%, 4.61%, and 10.83%, respectively, for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 (refer to Note 7, Net Assets, to these consolidated financial statements).
(5)On January 21, 2022, stockholders approved the Company’s conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. As such, the supplemental data is no longer a meaningful measure of the Company’s performance.

The following is a schedule of consolidated financial highlights for the year ended December 31, 2018 and for the period from Commencement to December 31, 2017 :

	For the Year Ended December 31, 2018	For the Period from Commencement to December 31, 2017
Per Share Data:
Net asset value per share, beginning of year	$20.03	$20.00
Net investment income (loss) (1)	1.78	(0.50)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.07)	0.27
Net increase (decrease) in net assets resulting from operations	1.71	(0.23)
Dividends declared (2)	(1.53)	—
Other (3)	0.11	0.26
Net asset value per share, end of year	$20.32	$20.03
Number of shares outstanding, end of year	14,299,500	4,130,683
Total return based on net asset value (4)	9.09%	0.15%
Net assets, end of year	$289,214	$82,722
Ratio to average net assets:
Expenses before incentive fees	5.84%	4.19%
Expenses after incentive fees	6.90%	4.19%
Net investment income (loss)	7.92%	(1.75)%
Interest expense and credit facility fees	3.10%	0.66%
Ratios/Supplemental Data:
Asset coverage, end of year	232.85%	236.17%
Portfolio turnover	20.41%	8.76%
Total committed capital, end of year	$1,227,938	$508,928
Ratio of total contributed capital to total committed capital, end of year	23.85%	16.21%
Weighted-average shares outstanding	7,907,949	1,421,700
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted average number of shares outstanding for the year.
(2)Dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 7, Net Assets, to these consolidated financial statements).
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)Total return based on net asset value is based on the change in net asset value per share during the year plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. Total return for the year ended December 31, 2018 and for the period from Commencement to December 31 2017 was inclusive of an increase (decrease) in net asset value related to the offering price of subscriptions $0.11 per share and $0.26 per share, respectively. Excluding the effects of these common stock issuances, total return would have been 8.54% and (1.15)% respectively, for the year ended December 31, 2018 and for the period from Commencement to December 31 2017 (refer to Note 7, Net Assets, to these consolidated financial statements).
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2023 and 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2023 and 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. Through June 30, 2023, the Company's tax year-end was June 30. The Company has elected to change the tax year-end to December 31 starting with the period from July 1, 2023 to December 31, 2023 and intends to elect this change concurrent with the filing of the Company’s tax return. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2023 and 2022, permanent differences primarily due to non-deductible excise tax paid and non-deductible expenses from investments in partnerships resulted in a net decrease in total distributable loss by $409 and $304, respectively, and a net decrease in additional paid-in capital in excess of par by $409 and $304, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the periods from July 1, 2023 to December 31, 2023, July 1, 2022 to June 30, 2023, and July 1, 2021 to June 30, 2022 was as follows:

	For the period from July 1, 2023 to December 31, 2023	For the period from July 1, 2022 to June 30, 2023	For the period from July 1, 2021 to June 30, 2022
Ordinary income	$57,030	$114,465	$109,636
Long-term capital gains	—	3,125	5,914
Tax return of capital	—	—	—
Income Tax Information and Distributions to Stockholders
As of December 31, 2023, June 30, 2023 and June 30, 2022, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of
	December 31, 2023	June 30, 2023	June 30, 2022
Undistributed ordinary income	$31,556	$48,453	$26,240
Other book/tax temporary differences(1)	(225)	(28,667)	(27,627)
Capital loss carryforwards	(7,962)	(8,715)	—
Undistributed long-term capital gains	—	—	5,592
Net unrealized appreciation (depreciation) on investments(2)	(72,348)	(75,542)	(46,604)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	5,166	5,814	9,531
Total accumulated earnings (deficit)	$(43,813)	$(58,657)	$(32,868)

(1)Consists of the unamortized portion of organization costs as of December 31, 2023, June 30, 2023 and June 30, 2022.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments, return of capital distributions from underlying investments, the tax treatment of contingent payment debt instruments, and material modifications of investments.

As of December 31, 2023, June 30, 2023 and June 30, 2022, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of
	December 31, 2023	June 30, 2023	June 30, 2022
Cost of investments	$1,892,666	$2,006,984	$2,033,294
Gross unrealized appreciation on investments	23,748	19,223	13,976
Gross unrealized depreciation on investments	(96,096)	(94,765)	(60,580)
Net unrealized appreciation (depreciation) on investments	$(72,348)	$(75,542)	$(46,604)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2023, June 30, 2023 and June 30, 2022, the Company had $7,962, $8,715, and $0 of capital loss carryforwards, respectively, of which $0, $0, and $0 were short-term capital loss carryforwards, respectively, and $7,962, $8,715, and $0 were long-term capital loss carryforwards, respectively.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
On March 1, 2024, Aren C. LeeKong informed the Company that he is resigning from the Board of Directors of the Company and his positions as the President and Chief Executive Officer of the Company, in each case effective March 1, 2024.

On March 1, 2024, the Board of Directors appointed Justin Plouffe as a Class II Director of the Company and its President and Chief Executive Officer, effective immediately.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business—Regulation—Codes of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (8)

3.3	Bylaws (2)

3.4	Certificate of Correction to Articles of Amendment (12)

4.1	Form of Subscription Agreement (3)

4.2	Description of Registered Securities *

10.1	Amended and Restated Investment Advisory Agreement (7)

10.2	Administration Agreement (4)

10.3	Form of Indemnification Agreement (5)

10.4	Master Custodian Agreement (6)

10.5
Amended and Restated Loan and Security Agreement, dated as of June 2, 2021 and Conformed through Amendment No. 2 dated as of March 28, 2022, among TCG BDC II SPV LLC as borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer.(9)

10.6
Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2020 and Conformed through Amendment No. 3 dated as of March 7, 2022, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.†(10)

10.7
Fourth Amendment, dated September 20, 2022, to the Loan and Security Agreement, among TCG BDC II SPV2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.†(11)

10.8
Fifth Amendment to the Loan and Servicing Agreement, among the Company, as holdings and portfolio asset servicer, Carlyle Credit Solutions SPV 2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent.†(13)

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
(1)    Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
(2)    Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
(3)    Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
(4)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
(5)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017 (File No. 000-55848)
(6)    Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed by the Company on March 1, 2018 (File No. 000-55848)
(7)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on January 25, 2022 (File No. 814-01248)
(8)    Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed by the Company on March 29, 2022 (File No. 814-01248)
(9)    Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on May 10, 2022 (File No. 814-01248)
(10)    Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on May 10, 2022 (File No. 814-01248)
(11)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 14, 2022 (File No. 814-01248)
(12)    Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed by the Company on July 7, 2023 (File No. 814-01248)
(13)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 10, 2023 (File No. 814-01248)

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS, INC.
Dated: March 11, 2024	By	/s/ Justin Plouffe
Justin Plouffe
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 11, 2024	By	/s/ Justin Plouffe
Justin Plouffe
President and Chief Executive Officer (principal executive officer)

Dated: March 11, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: March 11, 2024	By	/s/ Nelson Joseph
Nelson Joseph
Treasurer (principal accounting officer)

Dated: March 11, 2024	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 11, 2024	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: March 11, 2024	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: March 11, 2024	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: March 11, 2024	By	/s/ Linda Pace
Linda Pace
Director and Chair of the Board

Dated: March 11, 2024	By	/s/ William H. Wright II
William H. Wright II
Director