Form 10-Q
period 2024-03-31
Carlyle Credit Solutions, Inc.
filed 2024-05-10
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 10, 2024 was 52,619,545.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,830,959 and $1,897,279, respectively)	$1,797,912	$1,820,318
Cash, cash equivalents and restricted cash	81,968	65,755
Receivable for investments sold	289	130
Interest receivable	22,696	23,736
Receivable for issuance of common stock	94	96
Prepaid expenses and other assets	7,702	8,401
Total assets	$1,910,661	$1,918,436
LIABILITIES
Secured borrowings (Note 5)	$782,464	$754,747
Interest and credit facility fees payable (Note 5)	8,679	11,982
Dividend payable (Note 7)	27,863	28,703
Management and incentive fees payable (Note 4)	7,567	7,847
Administrative service fees payable (Note 4)	2,328	1,863
Common stock proceeds received in advance	—	8,193
Other accrued expenses and liabilities	527	1,889
Total liabilities	829,428	815,224
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 54,566,405 and 56,280,182 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	546	563
Paid-in capital in excess of par value	1,112,742	1,146,462
Total distributable earnings (loss)	(32,055)	(43,813)
Total net assets	$1,081,233	$1,103,212
NET ASSETS PER SHARE	$19.81	$19.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$54,350	$56,734
PIK income	3,930	2,773
Other income	1,970	2,318
Total investment income	60,250	61,825
Expenses:
Base management fees (Note 4)	2,646	2,747
Net investment income incentive fee (Note 4)	4,921	5,026
Professional fees	449	542
Administrative service fees (Note 4)	465	127
Interest expense and credit facility fees (Note 5)	16,099	17,284
Directors’ fees and expenses	85	78
Other general and administrative	756	672
Total expenses	25,421	26,476
Net investment income (loss) before taxes	34,829	35,349
Excise tax expense	381	103
Net investment income (loss)	34,448	35,246
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(40,358)	(1,165)
Net realized currency gain (loss) on non-investment assets and liabilities	357	(173)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	43,914	(4,012)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,225	(1,093)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	5,138	(6,443)
Net increase (decrease) in net assets resulting from operations	$39,586	28,803
Basic and diluted earnings per share (Note 7)	$0.71	0.50
Weighted-average shares of common stock outstanding—basic and diluted (Note 7)	55,439,686	57,623,424

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$34,448	$35,246
Net realized gain (loss) on investments and non-investment assets and liabilities	(40,001)	(1,338)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	45,139	(5,105)
Net increase (decrease) in net assets resulting from operations	39,586	28,803
Capital transactions:
Common stock issued	25,213	13,210
Dividend reinvestment	849	641
Repurchase of common stock	(59,799)	(41,763)
Dividends declared (Note 7)	(27,828)	(29,059)
Net increase (decrease) in net assets resulting from capital transactions	(61,565)	(56,971)
Net increase (decrease) in net assets	(21,979)	(28,168)
Net assets at beginning of period	1,103,212	1,151,501
Net assets at end of period	$1,081,233	$1,123,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$39,586	$28,803
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	456	421
Net accretion of discount on investments	(2,627)	(2,795)
Paid-in-kind interest	(3,918)	(3,219)
Net realized (gain) loss on investments	40,358	1,165
Net realized currency (gain) loss on non-investment assets and liabilities	(357)	173
Net change in unrealized (appreciation) depreciation on investments	(43,914)	4,012
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(1,225)	1,093
Cost of investments purchased and change in payable for investments purchased	(73,313)	(30,805)
Proceeds from sales and repayments of investments and change in receivable for investments sold	105,918	94,278
Changes in operating assets:
Interest receivable	1,040	2,042
Prepaid expenses and other assets	243	(288)
Changes in operating liabilities:
Interest and credit facility fees payable	(3,303)	1,342
Management and incentive fees payable	(280)	74
Administrative service fees payable	465	(290)
Other accrued expenses and liabilities	(1,362)	(261)
Net cash provided by (used in) operating activities	57,767	95,745
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	17,022	4,350
Repurchase of common stock	(59,799)	(41,763)
Borrowings on Credit Facilities	96,042	71,000
Repayments of Credit Facilities	(67,000)	(104,886)
Dividends paid in cash	(27,819)	(29,880)
Net cash provided by (used in) financing activities	(41,554)	(101,179)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,213	(5,434)
Cash, cash equivalents and restricted cash, beginning of period	65,755	73,760
Cash, cash equivalents and restricted cash, end of period	$81,968	$68,326
Supplemental disclosures:
Interest and credit facility fees paid during the period	$18,983	$15,419
Taxes, including excise tax, paid during the period	$841	$61
Dividends declared during the period	$27,828	$29,059
Dividends reinvested during the period	$849	$641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (88.0% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(8)(11)	Consumer Services	SOFR	6.00%	11.50%	8/16/2022	8/15/2028	$21,147	$20,725	$18,272	1.69%
Advanced Web Technologies Holding Company	^+	(2)(3)(8)(11)	Containers, Packaging & Glass	SOFR	6.25%	11.71%	12/17/2020	12/17/2026	16,885	16,695	17,071	1.58
Advanced Web Technologies Holding Company	^	(2)(3)(8)	Containers, Packaging & Glass	SOFR	6.75%	12.21%	6/2/2023	12/17/2026	984	961	994	0.09
Advanced Web Technologies Holding Company	^	(2)(3)(8)	Containers, Packaging & Glass	SOFR	6.50%	11.96%	12/16/2021	12/17/2026	992	980	1,002	0.09
AI Grace AUS Bidco Pty LTD (Australia)	+	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.83%	12/5/2023	12/5/2029	2,286	2,220	2,236	0.21
Allied Benefit Systems Intermediate LLC	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.58%	10/31/2023	10/31/2030	2,160	2,123	2,178	0.20
Alpine Acquisition Corp II	^+	(2)(3)(8)(11)	Transportation: Cargo	SOFR	6.00%	11.45%	4/19/2022	11/30/2026	23,039	22,736	21,601	2.00
Apex Companies Holdings, LLC	#	(2)(3)	Environmental Industries	SOFR	6.25%	11.57%	1/31/2023	1/31/2028	4,107	4,015	4,109	0.38
Apex Companies Holdings, LLC	^	(2)(3)(11)	Environmental Industries	SOFR	5.75%	11.08%	3/14/2024	1/31/2028	408	317	352	0.03
Applied Technical Services, LLC	^	(2)(3)(8)	Business Services	SOFR	6.00%	11.45%	9/18/2023	12/29/2026	478	470	476	0.04
Applied Technical Services, LLC	^	(2)(3)(8)(11)	Business Services	SOFR	5.75%	11.20%	12/29/2020	12/29/2026	1,158	1,129	1,139	0.11
Appriss Health, LLC	^+#	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	7.00%	12.48%	5/6/2021	5/6/2027	44,210	43,639	43,371	4.01
Ardonagh Midco 3 PLC (United Kingdom)	^+	(2)(3)(7)(11)	Diversified Financial Services	SOFR	4.75%	10.04%	3/1/2024	2/15/2031	1,831	1,801	1,801	0.17
Ascend Buyer, LLC	#	(2)(3)(8)(11)	Containers, Packaging & Glass	SOFR	6.40%	11.86%	9/30/2021	9/30/2028	12,768	12,576	12,611	1.17
Associations, Inc.	^#	(2)(3)(8)(11)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.09%	7/2/2021	7/2/2027	13,604	13,527	13,603	1.26
Athlete Buyer, LLC	^+	(2)(3)(8)(11)	Construction & Building	SOFR	6.25%	11.65%	3/29/2024	4/26/2029	743	609	609	0.06
Atlas US Finco, Inc.	^	(2)(3)(7)(11)	High Tech Industries	SOFR	7.25%	12.55%	12/15/2022	12/12/2029	1,445	1,404	1,457	0.13
Atlas US Finco, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	6.75%	12.05%	12/18/2023	12/10/2029	669	656	660	0.06
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)(8)	Software	SOFR	3.00%, 4.00% PIK	12.41%	12/24/2019	12/24/2026	37,006	36,589	35,456	3.28
Avalara, Inc.	+#	(2)(3)(11)	Diversified Financial Services	SOFR	7.25%	12.56%	10/19/2022	10/19/2028	13,500	13,198	13,723	1.27
Azurite Intermediate Holdings, Inc.	+	(2)(3)(11)	Software	SOFR	6.50%	11.83%	3/19/2024	3/19/2031	1,093	1,034	1,034	0.10
Barnes & Noble, Inc.	+	(2)(3)(8)(9)	Retail	SOFR	8.31%	13.74%	8/7/2019	12/20/2026	21,266	20,855	21,235	1.96

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(7)(11)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.24%	8/8/2022	8/8/2028	$14,808	$14,573	$14,579	1.35%
BMS Holdings III Corp.	+#	(2)(3)(8)	Construction & Building	SOFR	5.50%	10.96%	9/30/2019	9/30/2026	28,681	28,380	28,083	2.60
Bradyifs Holdings, LLC	#	(2)(3)(11)	Wholesale	SOFR	6.00%	11.31%	10/31/2023	10/31/2029	14,691	14,368	14,535	1.34
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.70%	2/27/2023	2/27/2030	€122	126	134	0.01
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(11)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	£259	303	335	0.03
Celerion Buyer, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.77%	11/3/2022	11/3/2029	1,556	1,516	1,575	0.15
Chartis Holding, LLC	^+#	(2)(3)(11)	Business Services	SOFR	5.75%	11.18%	5/1/2019	11/1/2027	38,264	38,086	37,979	3.51
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(8)(11)	Software	SOFR	4.50%	9.93%	8/30/2018	8/30/2025	11,836	11,826	11,836	1.09
CircusTrix Holdings, LLC	^+	(2)(3)(11)	Leisure Products & Services	SOFR	6.50%	11.83%	7/18/2023	7/14/2028	8,345	8,124	8,531	0.79
Comar Holding Company, LLC	+#	(2)(3)(8)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.08%	6/18/2018	6/18/2026	44,666	44,609	38,698	3.58
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)	High Tech Industries	SOFR	8.75%	14.06%	7/30/2023	7/30/2028	2,027	1,996	1,997	0.18
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(11)	Software	SOFR	5.50%	10.83%	7/2/2019	7/2/2026	54,928	54,485	54,928	5.08
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	SOFR	7.00%	12.33%	9/3/2020	7/2/2026	1,836	1,811	1,836	0.17
Coupa Holdings, LLC	#	(2)(3)(11)	Software	SOFR	7.50%	12.81%	2/27/2023	2/28/2030	2,160	2,104	2,210	0.20
CPI Intermediate Holdings, Inc.	#	(2)(3)(11)	Telecommunications	SOFR	5.50%	10.82%	10/6/2022	10/6/2029	3,833	3,764	3,791	0.35
CST Holding Company	#	(2)(3)(8)(11)	Consumer Goods: Non-Durable	SOFR	6.75%	12.18%	11/1/2022	11/1/2028	2,485	2,418	2,536	0.23
DCA Investment Holding LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.71%	3/11/2021	4/3/2028	12,048	11,939	11,961	1.11
Denali Midco 2, LLC	#	(2)(3)(8)	Consumer Services	SOFR	6.50%	11.93%	9/15/2022	12/22/2027	9,875	9,652	9,875	0.92
Diligent Corporation	^	(2)(3)(8)(11)	Telecommunications	SOFR	6.25%	11.71%	8/4/2020	8/4/2025	657	650	657	0.06
Dwyer Instruments, Inc.	#	(2)(3)(8)(11)	Capital Equipment	SOFR	5.75%	11.15%	7/21/2021	7/21/2027	13,570	13,395	13,570	1.26
Eliassen Group, LLC	^+	(2)(3)(11)	Business Services	SOFR	5.50%	10.81%	4/14/2022	4/14/2028	21,332	21,071	21,270	1.97
Ellkay, LLC	#	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.96%	9/14/2021	9/14/2027	13,928	13,738	12,333	1.14
EPS Nass Parent, Inc.	#	(2)(3)(8)(11)	Utilities: Electric	SOFR	5.75%	11.21%	4/19/2021	4/19/2028	931	919	910	0.08
Excel Fitness Holdings, Inc.	#	(2)(3)(8)	Leisure Products & Services	SOFR	5.75%	11.06%	8/11/2022	4/29/2029	2,832	2,763	2,832	0.26
Excel Fitness Holdings, Inc.	^#	(2)(3)(8)(11)	Leisure Products & Services	SOFR	5.25%	10.70%	4/29/2022	4/29/2029	6,141	6,032	6,115	0.57
Excelitas Technologies Corp.	^+#	(2)(3)(8)(11)	Capital Equipment	SOFR	5.75%	11.16%	8/12/2022	8/12/2029	6,652	6,539	6,721	0.62

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	9.65%	8/12/2022	8/12/2029	€2,519	$2,543	$2,745	0.25%
FPG Intermediate Holdco, LLC	^	(2)(3)(8)	Consumer Services	SOFR	2.75%, 4.00% PIK	12.08%	8/5/2022	3/5/2027	718	707	667	0.06
Greenhouse Software, Inc.	^+#	(2)(3)(11)	Software	SOFR	7.00%	12.31%	3/1/2021	9/1/2028	32,796	32,189	32,661	3.02
GS AcquisitionCo, Inc.	^+	(2)(3)(11)	Software	SOFR	5.00%	10.30%	3/26/2024	5/25/2028	1,020	1,016	1,020	0.09
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.08%	9/30/2022	12/16/2030	79	78	80	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)(9)	Diversified Financial Services	SONIA	5.17%, 3.21% PIK	13.57%	2/28/2022	2/28/2029	£7,654	9,984	9,661	0.89
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)(9)(11)	Diversified Financial Services	SONIA	5.17%, 3.21% PIK	13.57%	2/28/2022	2/28/2029	£5,786	7,159	7,303	0.68
Harbour Benefit Holdings, Inc.	+#	(2)(3)(8)(11)	Business Services	SOFR	5.00%	10.34%	12/13/2017	12/13/2024	8,375	8,364	8,305	0.77
Heartland Home Services, Inc.	#	(2)(3)(8)	Consumer Services	SOFR	5.75%	11.08%	2/10/2022	12/15/2026	3,994	3,970	3,846	0.36
Heartland Home Services, Inc.	+#	(2)(3)(8)(11)	Consumer Services	SOFR	6.00%	11.31%	12/15/2020	12/15/2026	31,211	30,879	30,153	2.79
Hercules Borrower LLC	^+	(2)(3)(8)(11)	Environmental Industries	SOFR	6.25%	11.66%	12/14/2020	12/14/2026	18,034	17,776	18,034	1.67
Hoosier Intermediate, LLC	^#	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.46%	11/15/2021	11/15/2028	16,149	15,885	15,870	1.47
HS Spa Holdings Inc.	^+	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.09%	6/2/2022	6/2/2029	8,692	8,538	8,692	0.80
HS Spa Holdings Inc.	^	(2)(3)(11)	Consumer Services	SOFR	5.25%	10.55%	3/12/2024	6/2/2029	—	(6)	(4)	0.00
Icefall Parent, Inc.	+	(2)(3)(11)	Software	SOFR	6.50%	11.80%	1/26/2024	1/26/2030	7,811	7,644	7,662	0.71
iCIMS, Inc.	^+#	(2)(3)(11)	Software	SOFR	7.25%	12.58%	8/18/2022	8/18/2028	27,185	26,821	27,272	2.52
iCIMS, Inc.	^	(2)(3)(11)	Software	SOFR	6.75%	12.08%	8/18/2022	8/18/2028	—	—	—	—
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	12.95%	5/28/2021	5/28/2027	€33,000	39,420	35,601	3.29
Integrity Marketing Acquisition, LLC	+#	(2)(3)(8)	Diversified Financial Services	SOFR	6.05%	11.49%	8/7/2020	8/27/2026	25,077	24,959	24,903	2.30
IQN Holding Corp.	^+	(2)(3)(11)	Business Services	SOFR	5.25%	10.59%	5/2/2022	5/2/2029	6,888	6,828	6,888	0.64
iRobot Corporation	^	(2)(3)(7)(8)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.45%	7/25/2023	7/31/2026	4,321	4,321	4,191	0.39
Jeg's Automotive, LLC	#	(2)(3)(8)	Automotive	SOFR	6.00%	11.47%	12/22/2021	12/22/2027	16,338	16,115	14,350	1.33
Kaseya, Inc.	+	(2)(3)(11)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.31%	6/23/2022	6/23/2029	36,575	35,958	36,575	3.38
Lifelong Learner Holdings, LLC	+#	(2)(3)(8)(11)	Business Services	SOFR	5.75%	11.20%	10/18/2019	10/18/2025	8,164	8,095	7,499	0.69
LinQuest Corporation	#	(2)(3)(8)	Aerospace & Defense	SOFR	5.75%	11.16%	7/28/2021	7/28/2028	9,750	9,616	9,453	0.87
LVF Holdings, Inc.	+#	(2)(3)(8)(11)	Beverage & Food	SOFR	5.75%	11.21%	6/10/2021	6/10/2027	38,871	38,373	38,585	3.57
Material Holdings, LLC	#	(2)(3)(8)(11)	Business Services	SOFR	6.00%	11.41%	8/19/2021	8/19/2027	16,227	16,022	14,974	1.38
Maverick Acquisition, Inc.	+#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.55%	6/1/2021	6/1/2027	42,971	42,462	32,938	3.05

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Medical Manufacturing Technologies, LLC	#	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	12/23/2021	12/23/2027	$18,780	$18,484	$18,410	1.70%
NEFCO Holding Company LLC	^+#	(2)(3)(8)(11)	Construction & Building	SOFR	6.50%	12.06%	8/5/2022	8/5/2028	17,937	17,625	18,130	1.68
North Haven Fairway Buyer, LLC	^+#	(2)(3)(11)	Consumer Services	SOFR	6.50%	11.81%	5/17/2022	5/17/2028	19,391	18,929	19,630	1.82
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.18%	10/11/2022	5/24/2027	199	196	195	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(8)(11)	Consumer Services	SOFR	6.00%	11.66%	11/3/2023	5/24/2027	1,877	1,774	1,824	0.17
Oak Purchaser, Inc.	^+	(2)(3)(11)	Business Services	SOFR	5.50%	10.81%	4/28/2022	4/28/2028	7,475	7,417	7,336	0.68
Oak Purchaser, Inc.	^+	(2)(3)(11)	Business Services	SOFR	5.50%	10.81%	2/1/2024	4/28/2028	836	790	790	0.07
Oranje Holdco, Inc.	+	(2)(3)(11)	Business Services	SOFR	7.50%	12.81%	2/1/2023	2/1/2029	4,026	3,929	4,069	0.38
Park County Holdings, LLC	+	(2)(3)(9)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.61%	11/29/2023	11/29/2029	28,759	28,192	28,471	2.63
PDI TA Holdings, Inc	+	(2)(3)(11)	Software	SOFR	5.50%	10.83%	2/1/2024	2/1/2031	2,045	2,015	2,014	0.19
Performance Health Holdings, Inc.	#	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.16%	7/12/2021	7/12/2027	6,444	6,366	6,469	0.60
Pestco Intermediate, LLC	#	(2)(3)(8)(11)	Environmental Industries	SOFR	6.00%	11.46%	2/6/2023	2/17/2028	2,013	1,948	2,032	0.19
PF Atlantic Holdco 2, LLC	#	(2)(3)(8)(11)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2021	11/12/2027	36,572	36,060	36,088	3.34
PF Growth Partners, LLC	+#	(2)(3)(8)	Leisure Products & Services	SOFR	5.00%	10.48%	7/1/2019	7/11/2025	6,309	6,286	6,285	0.58
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.83%	6/24/2022	6/1/2029	7,388	6,752	6,686	0.62
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(8)(11)	Software	SOFR	6.50%	11.92%	2/1/2021	2/1/2026	17,708	17,490	17,708	1.64
Prophix Software Inc. (Canada)	^	(2)(3)(7)(8)(11)	Software	SOFR	6.50%	11.80%	11/21/2023	2/1/2026	—	—	—	—
Pushpay USA Inc.	#	(2)(3)(8)(11)	Diversified Financial Services	SOFR	6.75%	12.21%	5/10/2023	5/10/2030	7,985	7,750	8,059	0.75
PXO Holdings I Corp.	^+	(2)(3)(8)(11)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.96%	3/8/2022	3/8/2028	8,427	8,298	8,317	0.77
QNNECT, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	7.00%	12.17%	11/2/2022	11/2/2029	2,644	2,560	2,710	0.25
Quantic Electronics, LLC	#	(2)(3)(8)(11)	Aerospace & Defense	SOFR	6.25%	11.66%	11/19/2020	11/19/2026	14,294	14,124	13,990	1.29
Quantic Electronics, LLC	#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.66%	3/1/2021	3/1/2027	9,700	9,593	9,512	0.88
Radwell Parent, LLC	#	(2)(3)(11)	Wholesale	SOFR	6.75%	12.05%	12/1/2022	4/1/2029	4,663	4,538	4,743	0.44
Regency Entertainment, Inc.	+	(2)(3)(8)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.91%	7/5/2023	6/23/2028	10,000	9,778	9,945	0.92
RSC Acquisition, Inc.	+#	(2)(3)(8)(11)	Diversified Financial Services	SOFR	5.50%	10.96%	11/1/2019	11/1/2029	33,122	32,823	32,767	3.03
Sapphire Convention, Inc.	^#	(2)(3)(8)(11)	Telecommunications	SOFR	6.00%	11.47%	11/20/2018	11/20/2025	27,407	27,250	27,407	2.53

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
SCP Eye Care HoldCo, LLC	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.18%	10/7/2022	10/7/2029		$157	$152	$157	0.01%
Smarsh Inc.	^+	(2)(3)(11)	Software	SOFR	5.75%	11.06%	2/18/2022	2/18/2029		3,755	3,690	3,755	0.35
SPay, Inc.	^+	(2)(3)(8)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.72%	6/15/2018	6/15/2026		27,302	27,241	23,482	2.17
Speedstar Holding, LLC	+#	(2)(3)(8)	Automotive	SOFR	7.25%	12.74%	1/22/2021	1/22/2027		29,845	29,463	29,972	2.77
SPF Borrower, LLC	^	(2)(3)(8)(11)	Healthcare & Pharmaceuticals	SOFR	6.25%	11.70%	2/1/2024	2/1/2028		10,340	10,340	10,340	0.96
SPF Borrower, LLC	^	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	9.50%	14.95%	2/1/2024	2/1/2028		3,683	3,683	3,679	0.34
Spotless Brands, LLC	+#	(2)(3)(8)(11)	Consumer Services	SOFR	6.50%	11.97%	6/21/2022	7/25/2028		13,611	13,385	13,780	1.27
Spotless Brands, LLC	^	(2)(3)(8)(11)	Consumer Services	SOFR	6.75%	12.06%	6/21/2022	7/25/2028		10,400	9,905	10,700	0.99
Summit Acquisition, Inc.	#	(2)(3)(11)	Diversified Financial Services	SOFR	6.75%	12.06%	5/4/2023	5/1/2030		2,963	2,854	3,030	0.28
Tank Holding Corp.	^+	(2)(3)(8)(11)	Capital Equipment	SOFR	5.75%	11.18%	3/31/2022	3/31/2028		16,360	16,114	16,161	1.49
TCFI Aevex LLC	+#	(2)(3)(8)	Aerospace & Defense	SOFR	6.00%	11.43%	3/18/2020	3/18/2026		28,192	27,974	28,192	2.61
Trader Corporation (Canada)	+#	(2)(3)(7)(11)	Automotive	CDOR	6.75%	12.04%	12/22/2022	12/22/2029	C$	1,196	859	902	0.08
Tufin Software North America, Inc.	^+#	(2)(3)(8)(11)	Software	SOFR	7.69%	13.12%	8/17/2022	8/17/2028		27,995	27,547	27,850	2.58
Turbo Buyer, Inc.	+#	(2)(3)(11)	Automotive	SOFR	6.00%	11.47%	12/2/2019	12/2/2025		42,103	41,748	41,148	3.81
U.S. Legal Support, Inc.	^+	(2)(3)(8)(11)	Business Services	SOFR	5.75%	11.21%	11/30/2018	5/31/2026		21,730	21,675	21,433	1.98
US INFRA SVCS Buyer, LLC	+#	(2)(3)(8)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.90%	4/13/2020	4/13/2026		52,917	52,500	48,388	4.48
USALCO, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.56%	10/19/2021	10/19/2027		978	965	978	0.09
USR Parent Inc.	+	(2)(3)(9)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027		3,667	3,642	3,649	0.34
Vensure Employee Services, Inc.	^	(2)(3)(11)	Business Services	SOFR	5.25%	10.57%	12/15/2023	3/26/2027		1,437	1,369	1,405	0.13
Westfall Technik, Inc.	^+#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.95%	9/13/2018	9/13/2024		33,674	33,581	31,081	2.87
Wineshipping.com LLC	+	(2)(3)(8)(11)	Beverage & Food	SOFR	5.75%	11.24%	10/29/2021	10/29/2027		15,710	15,501	14,455	1.34
World 50, Inc.	+	(2)(3)(11)	Business Services	SOFR	5.75%	11.08%	3/22/2024	3/22/2030		19,140	18,742	18,740	1.73
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(8)	Consumer Goods: Durable	SOFR	5.75%	11.15%	9/13/2021	9/13/2027		439	433	430	0.04
YLG Holdings, Inc.	+	(2)(3)(8)	Consumer Services	SOFR	5.00%	10.41%	9/30/2020	11/1/2025		9,676	9,553	9,676	0.89
First Lien Debt Total											$1,613,045	$1,581,711.00	146.29%
Second Lien Debt (8.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(8)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.95%	9/30/2021	9/30/2028		9,113	9,003	9,021	0.83

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	SOFR	8.25%	13.62%	1/17/2020	1/17/2028	$30,327	$29,934	$30,327	2.80%
Aimbridge Acquisition Co., Inc.	+	(2)(8)	Leisure Products & Services	SOFR	7.50%	12.94%	2/1/2019	2/1/2027	21,047	20,799	20,256	1.87
AP Plastics Acquisition Holdings, LLC	+	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.93%	8/10/2021	8/10/2029	38,180	37,385	38,180	3.52
AQA Acquisition Holdings, Inc.	+	(2)(3)(8)	High Tech Industries	SOFR	7.50%	12.91%	5/14/2021	3/3/2029	5,538	5,439	5,538	0.51
Outcomes Group Holdings, Inc.	#	(2)	Business Services	SOFR	7.50%	12.93%	10/23/2018	10/26/2026	1,731	1,729	1,731	0.16
PAI Holdco, Inc.	+	(2)(3)	Automotive	SOFR	5.50%, 2.00% PIK	12.96%	10/28/2020	10/28/2028	14,451	14,186	13,695	1.27
Stonegate Pub Company Bidco Limited (United Kingdom)	+	(2)(7)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028	£20,000	24,891	22,537	2.08
TruGreen Limited Partnership	+	(2)(3)(8)	Consumer Services	SOFR	8.50%	14.07%	11/16/2020	11/2/2028	13,000	12,826	12,189	1.13
Second Lien Debt Total										$156,192	$153,474	14.17%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.5% of fair value)
ANLG Holdings, LLC	^	(6)(10)	Capital Equipment	6/22/2018	592	$592	$1,068	0.10%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	1	575	556	0.05
Atlas Ontario LP (Canada)	^	(6)(7)(10)	Business Services	4/7/2021	5,114	5,114	5,114	0.47
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	9	8,475	8,328	0.77
Buckeye Parent, LLC	^	(6)(10)	Automotive	12/22/2021	442	442	22	0.00
Chartis Holding, LLC	^	(6)(10)	Business Services	5/1/2019	433	419	941	0.09
Cority Software Inc. (Canada)	^	(6)(7)(10)	Software	7/2/2019	250	250	710	0.07
ECP Parent, LLC	^	(6)(10)	Healthcare & Pharmaceuticals	3/29/2018	268	—	197	0.02
GB Vino Parent, L.P.	^	(6)(10)	Beverage & Food	10/29/2021	4	307	195	0.02
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	19,016	18,875	18,376	1.69
NearU Holdings LLC	^	(6)(10)	Consumer Services	8/16/2022	25	2,470	1,140	0.11
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^	(6)(10)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	0.00
Pascal Ultimate Holdings, L.P	^	(6)(10)	Capital Equipment	7/21/2021	36	346	940	0.09
Profile Holdings I, LP	^	(6)(10)	Chemicals, Plastics & Rubber	3/8/2022	3	262	258	0.02
Sinch AB (Sweden)	^	(6)(7)(10)	High Tech Industries	3/26/2019	106	1,168	266	0.02
SPF HOLDCO LLC	^	(6)(10)	Healthcare & Pharmaceuticals	2/1/2024	4,030	5,428	4,927	0.45
Summit K2 Midco, Inc.	^	(6)(10)	Diversified Financial Services	4/27/2023	61	61	81	0.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Talon MidCo 1 Limited	^	(6)(10)	Software	8/17/2022	1,018	$1,456	$1,581	0.15%
Tank Holding Corp.	^	(6)(10)	Capital Equipment	3/26/2019	850	—	3,143	0.29
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	10,890	10,774	10,890	1.01
Turbo Buyer, Inc.	^	(6)(10)	Automotive	12/2/2019	1,925	933	2,041	0.19
U.S. Legal Support Investment Holdings, LLC	^	(6)(10)	Business Services	11/30/2018	641	641	803	0.07
Zenith American Holding, Inc.	^	(6)(10)	Business Services	12/13/2017	440	211	542	0.05
Equity Investments Total						$61,722	$62,727	5.80%
Total investments—non-controlled/non-affiliated						$1,830,959	$1,797,912	166.26%
Total investments						$1,830,959	$1,797,912	166.26%
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
# Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
(1)     Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. As of March 31, 2024, the reference rates for variable rate loans were the 30-day SOFR at 5.33%, the 90-day SOFR at 5.30%, the 180-day SOFR at 5.22%, the daily SONIA at 5.19%, the 90-day EURIBOR at 3.89% and the 30-day CDOR at 5.30%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 3.00%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $62,727, or 5.80% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(9)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)Represents a non-income producing security as of March 31, 2024.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)
(11)As of March 31, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$5,756	$(609)
ADPD Holdings, LLC	Revolver	0.50	284	(30)
Advanced Web Technologies Holding Company	Revolver	0.50	1,708	17
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	395	3
Alpine Acquisition Corp II	Revolver	0.50	1,034	(62)
Apex Companies Holdings, LLC	Delayed Draw	1.00	3,320	(50)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(6)
Applied Technical Services, LLC	Revolver	0.50	141	(2)
Appriss Health, LLC	Revolver	0.50	2,891	(52)
Ardonagh Midco 3 PLC (United Kingdom)	Delayed Draw	1.00	169	(3)
Ascend Buyer, LLC	Revolver	0.50	856	(10)
Associations, Inc.	Revolver	0.50	352	—
Athlete Buyer, LLC	Delayed Draw	1.00	5,941	(119)
Atlas US Finco, Inc.	Revolver	0.50	134	1
Avalara, Inc.	Revolver	0.50	1,350	20
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	2,484	(37)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	(6)
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	778	(11)
Bradyifs Holdings, LLC	Delayed Draw	1.00	1,192	(11)
Bradyifs Holdings, LLC	Revolver	0.50	1,215	(11)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£43	1
Celerion Buyer, Inc.	Delayed Draw	2.00	249	2
Celerion Buyer, Inc.	Revolver	0.50	125	1
Chartis Holding, LLC	Revolver	0.50	2,401	(17)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,075	20
CircusTrix Holdings, LLC	Revolver	0.50	538	10
Cority Software Inc. (Canada)	Revolver	0.50	3,000	—
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(8)
CST Holding Company	Revolver	0.50	212	4
Diligent Corporation	Revolver	0.50	26	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Eliassen Group, LLC	Delayed Draw	1.00%	$2,668	$(7)
Ellkay, LLC	Revolver	0.50	1,071	(114)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(3)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	1
Excelitas Technologies Corp.	Revolver	0.50	192	2
Greenhouse Software, Inc.	Revolver	0.50	2,204	(9)
GS AcquisitionCo, Inc.	Delayed Draw	0.50	113	—
GS AcquisitionCo, Inc.	Revolver	0.50	52	—
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	—
Harbour Benefit Holdings, Inc.	Revolver	0.50	975	(7)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(87)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(36)
HS Spa Holdings Inc.	Delayed Draw	0.50	640	(4)
HS Spa Holdings Inc.	Revolver	0.50	1,041	—
Icefall Parent, Inc.	Revolver	0.50	744	(13)
iCIMS, Inc.	Delayed Draw	—	5,205	—
iCIMS, Inc.	Revolver	0.50	2,285	7
IQN Holding Corp.	Delayed Draw	1.00	395	—
IQN Holding Corp.	Revolver	0.50	489	—
Kaseya, Inc.	Delayed Draw	1.00	1,076	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	211	(17)
LVF Holdings, Inc.	Revolver	0.38	2,919	(20)
Material Holdings, LLC	Revolver	1.00	192	(15)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,184	(22)
NEFCO Holding Company LLC	Revolver	0.50	1,192	12
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	3,498	35
North Haven Fairway Buyer, LLC	Revolver	0.50	967	10
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	3,223	(33)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,552	(30)
Oak Purchaser, Inc.	Revolver	0.50	584	(10)
Oranje Holdco, Inc.	Revolver	0.50	503	5
PDI TA Holdings, Inc	Delayed Draw	0.50	772	(8)
PDI TA Holdings, Inc	Revolver	0.50	232	(2)
Pestco Intermediate, LLC	Delayed Draw	1.00	515	4

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Pestco Intermediate, LLC	Revolver	0.50%		$119	$1
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(34)
Prophix Software Inc. (Canada)	Delayed Draw	—		505	—
Prophix Software Inc. (Canada)	Revolver	0.50		2,658	—
Pushpay USA Inc.	Revolver	0.50		617	5
PXO Holdings I Corp.	Revolver	0.50		657	(8)
QNNECT, LLC	Delayed Draw	1.00		662	13
Quantic Electronics, LLC	Revolver	1.00		1,381	(27)
Radwell Parent, LLC	Revolver	0.38		279	5
RSC Acquisition, Inc.	Revolver	0.50		1,096	(11)
Sapphire Convention, Inc.	Revolver	0.50		4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		408	—
Smarsh Inc.	Revolver	0.50		122	—
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Delayed Draw	1.00		9,600	144
Spotless Brands, LLC	Revolver	0.50		1,096	13
Summit Acquisition, Inc.	Delayed Draw	1.00		687	12
Summit Acquisition, Inc.	Revolver	0.50		344	6
Tank Holding Corp.	Revolver	0.38		621	(7)
Trader Corporation (Canada)	Revolver	0.50	C$	91	2
Tufin Software North America, Inc.	Delayed Draw	—		196	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(7)
Turbo Buyer, Inc.	Revolver	0.50		1,506	(33)
U.S. Legal Support, Inc.	Revolver	0.50		426	(6)
Vensure Employee Services, Inc.	Delayed Draw	1.00		3,558	(23)
Wineshipping.com LLC	Revolver	0.50		238	(19)
World 50, Inc.	Revolver	0.50		860	(17)
Total unfunded commitments				$132,300	$(1,311)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)
As of March 31, 2024, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,613,045	$1,581,711	88.0%
Second Lien Debt	156,192	153,474	8.5
Equity Investments	61,722	62,727	3.5
Total	$1,830,959	$1,797,912	100.0%
The rate type of debt investments at fair value as of March 31, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,769,237	$1,735,185	100.0%
Fixed Rate	—	—	—
Total	$1,769,237	$1,735,185	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)
The industry composition of investments at fair value as of March 31, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$136,263	$127,122	7.1%
Automotive	103,746	102,130	5.7
Beverage & Food	79,072	75,772	4.2
Business Services	162,530	161,903	9.0
Capital Equipment	54,756	59,362	3.3
Chemicals, Plastics & Rubber	80,491	78,814	4.4
Construction & Building	60,749	61,033	3.4
Consumer Goods: Durable	4,754	4,621	0.3
Consumer Goods: Non-Durable	4,638	4,772	0.3
Consumer Services	143,503	140,635	7.8
Containers, Packaging & Glass	78,136	70,376	3.9
Diversified Financial Services	119,464	119,704	6.7
Energy: Oil & Gas	10,774	10,890	0.6
Environmental Industries	76,556	72,915	4.1
Healthcare & Pharmaceuticals	142,871	141,044	7.8
High Tech Industries	61,194	61,072	3.4
Leisure Products & Services	146,725	139,190	7.7
Media: Advertising, Printing & Publishing	37,970	38,416	2.1
Retail	24,497	24,884	1.4
Software	227,967	229,533	12.6
Sovereign & Public Finance	78	80	0.0
Telecommunications	31,664	31,855	1.8
Transportation: Cargo	22,736	21,601	1.2
Utilities: Electric	919	910	0.1
Wholesale	18,906	19,278	1.1
Total	$1,830,959	$1,797,912	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)
The geographical composition of investments at fair value as of March 31, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$3,624	$3,693	0.2%
Canada	115,411	116,634	6.5
Luxembourg	76,009	71,057	4.0
Sweden	1,168	266	0.0
United Kingdom	74,198	72,098	3.9
United States	1,560,549	1,534,164	85.4
Total	$1,830,959	$1,797,912	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (86.4% of fair value)
ADPD Holdings, LLC	^+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$20,239	$19,796	$17,672	1.60%
Advanced Web Technologies Holding Company	^+	(2)(3)(11)(13)	Containers, Packaging & Glass	SOFR	6.25%	11.76%	12/17/2020	12/17/2026	16,665	16,461	16,734	1.52
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.75%	12.26%	6/2/2023	12/17/2026	987	961	1,003	0.09
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.50%	12.01%	12/16/2021	12/17/2026	994	982	1,004	0.09
AI Grace AUS Bidco Pty LTD (Australia)	+	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	6.50%	11.85%	12/5/2023	12/5/2029	2,286	2,218	2,217	0.20
Allied Benefit Systems Intermediate LLC	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2023	10/31/2030	2,160	2,122	2,121	0.19
Alpine Acquisition Corp II	^+	(2)(3)(11)(13)	Transportation: Cargo	SOFR	6.00%	11.46%	4/19/2022	11/30/2026	22,747	22,419	21,680	1.97
American Physician Partners, LLC	^	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	12/16/2022	6/30/2023	3,641	3,233	—	—
American Physician Partners, LLC	^	(2)(3)(8)(11)(12)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	1/7/2019	8/5/2022	47,969	41,123	—	—
Apex Companies Holdings, LLC	#	(2)(3)(13)	Environmental Industries	SOFR	6.25%	11.63%	1/31/2023	1/31/2028	3,339	3,243	3,347	0.30
Applied Technical Services, LLC	^	(2)(3)(11)	Business Services	SOFR	6.00%	11.43%	9/18/2023	12/29/2026	480	470	484	0.04
Applied Technical Services, LLC	^	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.11%	12/29/2020	12/29/2026	542	536	542	0.05
Appriss Health, LLC	^+#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.32%	5/6/2021	5/6/2027	44,000	43,415	43,768	3.97
Ascend Buyer, LLC	#	(2)(3)(11)(13)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2021	9/30/2028	12,799	12,599	12,458	1.13
Associations, Inc.	^#	(2)(3)(11)(13)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.16%	7/2/2021	7/2/2027	13,434	13,354	13,382	1.21
Atlas AU Bidco Pty Ltd (Australia)	^	(2)(3)(6)(13)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	1,445	1,403	1,461	0.13
Atlas US Finco, Inc.	^	(2)(3)	High Tech Industries	SOFR	6.75%	12.40%	12/18/2023	12/10/2029	669	656	656	0.06
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(6)(11)	Software	SOFR	3.00%, 4.00% PIK	12.45%	12/24/2019	12/24/2026	36,640	36,189	35,167	3.19
Avalara, Inc.	+#	(2)(3)(13)	Diversified Financial Services	SOFR	7.25%	12.60%	10/19/2022	10/19/2028	13,500	13,186	13,723	1.24
Barnes & Noble, Inc.	+	(2)(3)(9)(11)	Retail	SOFR	8.81%	14.27%	8/7/2019	12/20/2026	26,401	25,834	26,253	2.38
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(6)(13)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	14,769	14,523	14,436	1.31
BMS Holdings III Corp.	+#	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.97%	9/30/2019	9/30/2026	28,757	28,429	28,104	2.55
Bradyifs Holdings, LLC	#	(2)(3)(13)	Wholesale	SOFR	6.00%	11.38%	10/31/2023	10/31/2029	14,728	14,392	14,386	1.30
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.71%	2/27/2023	2/27/2030	€122	125	136	0.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)(13)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	£261	$301	$335	0.03%
Celerion Buyer, Inc.	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	1,560	1,518	1,579	0.14
Chartis Holding, LLC	^+#	(2)(3)(11)(13)	Business Services	SOFR	5.00%	10.52%	5/1/2019	5/1/2025	39,662	39,445	39,584	3.59
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(11)(13)	Software	SOFR	4.50%	9.86%	8/30/2018	8/30/2024	11,873	11,860	11,821	1.07
CircusTrix Holdings, LLC	^+	(2)(3)(13)	Leisure Products & Services	SOFR	6.75%	12.11%	7/18/2023	7/14/2028	8,366	8,134	8,390	0.76
Comar Holding Company, LLC	+#	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2018	6/18/2026	44,136	44,050	37,969	3.44
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)(13)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	1,212	1,179	1,176	0.11
Cority Software Inc. (Canada)	^+#	(2)(3)(6)(13)	Software	SOFR	5.00%	10.39%	7/2/2019	7/2/2026	55,071	54,573	54,873	4.97
Cority Software Inc. (Canada)	#	(2)(3)(6)	Software	SOFR	7.00%	12.39%	9/3/2020	7/2/2026	1,840	1,813	1,838	0.17
Coupa Holdings, LLC	#	(2)(3)(13)	Software	SOFR	7.50%	12.86%	2/27/2023	2/28/2030	2,160	2,103	2,210	0.20
CPI Intermediate Holdings, Inc.	#	(2)(3)(13)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	3,843	3,772	3,803	0.34
CST Holding Company	#	(2)(3)(11)(13)	Consumer Goods: Non-Durable	SOFR	6.50%	11.86%	11/1/2022	11/1/2028	2,491	2,422	2,514	0.23
DCA Investment Holding LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.75%	3/11/2021	4/3/2028	12,081	11,966	11,888	1.08
Denali Midco 2, LLC	#	(2)(3)(11)(13)	Consumer Services	SOFR	6.50%	11.96%	9/15/2022	12/22/2027	9,023	8,784	9,023	0.83
Dermatology Associates	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.75%	2/15/2018	1/15/2024	10,226	10,226	10,215	0.93
Dermatology Associates	^	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	11.31% (100% PIK)	16.81%	2/15/2018	1/15/2024	12,782	6,106	9,122	0.83
Diligent Corporation	^	(2)(3)(11)(13)	Telecommunications	SOFR	6.25%	11.78%	8/4/2020	8/4/2025	663	656	659	0.06
Dwyer Instruments, Inc.	#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2021	7/21/2027	13,605	13,418	13,604	1.23
Eliassen Group, LLC	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.85%	4/14/2022	4/14/2028	21,387	21,112	21,091	1.91
Ellkay, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.28%	9/14/2021	9/14/2027	13,964	13,752	11,809	1.07
EPS Nass Parent, Inc.	#	(2)(3)(11)(13)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2021	4/19/2028	933	920	902	0.08
Excel Fitness Holdings, Inc.	#	(2)(3)(11)	Leisure Products & Services	SOFR	5.75%	11.25%	8/11/2022	4/29/2029	2,839	2,767	2,839	0.26
Excel Fitness Holdings, Inc.	^#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.25%	10.75%	4/29/2022	4/29/2029	6,156	6,043	6,061	0.55
Excelitas Technologies Corp.	^+#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.23%	8/12/2022	8/12/2029	6,575	6,457	6,477	0.59
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.75%	9.74%	8/12/2022	8/12/2029	€2,525	2,548	2,751	0.25
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.75%	12.29%	8/5/2022	3/5/2027	718	597	643	0.06
Greenhouse Software, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.00%	12.35%	3/1/2021	9/1/2028	32,796	32,164	32,594	2.95

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	$79	$78	$79	0.01%
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(9)	Diversified Financial Services	SONIA	5.25%, 3.43% PIK	13.87%	2/28/2022	2/28/2029	£7,593	9,899	9,630	0.87
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(13)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£1,964	2,277	2,476	0.22
Harbour Benefit Holdings, Inc.	+#	(2)(3)(11)(13)	Business Services	SOFR	5.00%	10.51%	12/13/2017	12/13/2024	8,159	8,146	8,088	0.73
Heartland Home Services, Inc.	#	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.11%	2/10/2022	12/15/2026	4,004	3,978	3,825	0.35
Heartland Home Services, Inc.	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	31,292	30,932	29,979	2.72
Hercules Borrower LLC	^+	(2)(3)(11)(13)	Environmental Industries	SOFR	6.25%	11.70%	12/14/2020	12/14/2026	18,081	17,801	18,081	1.64
Hoosier Intermediate, LLC	^#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	16,191	15,913	15,591	1.41
HS Spa Holdings Inc.	^+	(2)(3)(13)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	8,613	8,453	8,619	0.78
iCIMS, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.25%	12.62%	8/18/2022	8/18/2028	27,165	26,781	27,142	2.46
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(6)	Leisure Products & Services	EURIBOR	9.00%	12.96%	5/28/2021	5/28/2027	€33,000	39,377	36,339	3.29
Integrity Marketing Acquisition, LLC	+#	(2)(3)(11)	Diversified Financial Services	SOFR	6.05%	11.54%	8/7/2020	8/27/2026	31,859	31,695	31,422	2.85
IQN Holding Corp.	^+	(2)(3)(13)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	6,905	6,843	6,936	0.63
iRobot Corporation	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	0.46
Jeg's Automotive, LLC	#	(2)(3)(11)	Automotive	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	16,411	16,175	14,117	1.28
Kaseya, Inc.	+	(2)(3)(13)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	36,346	35,704	36,352	3.30
Lifelong Learner Holdings, LLC	+#	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.28%	10/18/2019	10/18/2026	51,438	50,971	47,177	4.28
LinQuest Corporation	#	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.23%	7/28/2021	7/28/2028	9,775	9,635	9,372	0.85
LVF Holdings, Inc.	+#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	38,970	38,439	38,333	3.47
Material Holdings, LLC	#	(2)(3)(11)(13)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	15,959	15,742	15,342	1.39
Maverick Acquisition, Inc.	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	43,081	42,537	33,759	3.06
Medical Manufacturing Technologies, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	15,340	15,120	15,340	1.39
NEFCO Holding Company LLC	+#	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	13,520	13,288	13,555	1.23
NEFCO Holding Company LLC	^	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	754	660	766	0.07
North Haven Fairway Buyer, LLC	^+#	(2)(3)(13)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	15,941	15,455	16,180	1.47
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.02
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	7,309	7,247	7,083	0.64

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Oranje Holdco, Inc.	+	(2)(3)(13)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029		$4,026	$3,925	$4,061	0.37%
Park County Holdings, LLC	+	(2)(3)(9)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029		30,000	29,391	29,385	2.66
Performance Health Holdings, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.32%	7/12/2021	7/12/2027		6,444	6,361	6,419	0.58
Pestco Intermediate, LLC	#	(2)(3)(11)(13)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028		1,839	1,772	1,817	0.16
PF Atlantic Holdco 2, LLC	#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027		36,665	36,122	35,718	3.24
PF Growth Partners, LLC	+#	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.45%	7/1/2019	7/11/2025		6,325	6,298	6,285	0.57
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029		7,406	6,748	6,536	0.59
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(11)(13)	Software	SOFR	6.50%	11.96%	2/1/2021	2/1/2026		17,708	17,466	17,708	1.61
Prophix Software Inc. (Canada)	^	(2)(3)(6)(11)(13)	Software	SOFR	6.50%	11.83%	11/21/2023	2/1/2026		—	—	—	—
Pushpay USA Inc.	#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030		8,005	7,762	7,968	0.72
PXO Holdings I Corp.	^+	(2)(3)(11)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028		8,449	8,306	8,245	0.75
QNNECT, LLC	#	(2)(3)(13)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029		2,651	2,564	2,711	0.25
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	11/19/2020	11/19/2026		15,711	15,528	15,270	1.38
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	3/1/2021	3/1/2027		9,725	9,609	9,452	0.86
Radwell Parent, LLC	#	(2)(3)(13)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029		4,675	4,545	4,704	0.43
Regency Entertainment, Inc.	+	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.95%	7/5/2023	6/23/2028		10,000	9,769	9,927	0.90
RSC Acquisition, Inc.	+#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2019	11/1/2029		33,209	32,889	32,986	2.99
Sapphire Convention, Inc.	^#	(2)(3)(11)(13)	Telecommunications	SOFR	6.00%	11.53%	11/20/2018	11/20/2025		27,479	27,301	27,479	2.49
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029		158	152	156	0.01
Smarsh Inc.	^+	(2)(3)(13)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029		3,673	3,605	3,627	0.33
SPay, Inc.	^+	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026		26,673	26,605	23,067	2.09
Speedstar Holding, LLC	+#	(2)(3)(11)	Automotive	SOFR	7.25%	12.79%	1/22/2021	1/22/2027		29,922	29,512	29,898	2.71
Spotless Brands, LLC	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		13,888	13,651	13,898	1.26
Spotless Brands, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.75%	12.08%	6/21/2022	7/25/2028		—	(507)	190	0.02
Summit Acquisition, Inc.	#	(2)(3)(13)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		2,970	2,859	2,987	0.27
Tank Holding Corp.	^+	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2022	3/31/2028		16,415	16,156	16,021	1.45
TCFI Aevex LLC	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2020	3/18/2026		28,264	28,022	28,062	2.54
Trader Corporation (Canada)	+#	(2)(3)(6)(13)	Automotive	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	1,199	861	916	0.08

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Tufin Software North America, Inc.	^+#	(2)(3)(11)(13)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028	$27,802	$27,335	$27,554	2.50%
Turbo Buyer, Inc.	+#	(2)(3)(13)	Automotive	SOFR	6.00%	11.50%	12/2/2019	12/2/2025	41,566	41,161	40,998	3.72
U.S. Legal Support, Inc.	^+	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.11%	11/30/2018	11/30/2024	21,642	21,566	21,344	1.93
US INFRA SVCS Buyer, LLC	+#	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2020	4/13/2026	52,814	52,352	48,647	4.41
USALCO, LLC	#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027	980	967	980	0.09
USR Parent Inc.	+	(2)(3)(9)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027	3,778	3,751	3,740	0.34
Vensure Employee Services, Inc.	^	(2)(3)(13)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027	610	536	535	0.05
Westfall Technik, Inc.	^+#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2018	9/13/2024	33,655	33,511	31,019	2.81
Wineshipping.com LLC	#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027	15,746	15,524	14,674	1.33
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027	440	434	427	0.04
YLG Holdings, Inc.	+	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.48%	9/30/2020	11/1/2025	9,702	9,560	9,702	0.88
First Lien Debt Total										$1,648,818	$1,572,751	142.56%
Second Lien Debt (10.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(6)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028	$8,780	$8,665	$8,670	0.79%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(6)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2020	1/17/2028	30,327	29,915	30,479	2.75
Aimbridge Acquisition Co., Inc.	+	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.96%	2/1/2019	2/1/2027	21,047	20,781	19,769	1.79
AP Plastics Acquisition Holdings, LLC	+	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029	38,180	37,360	37,640	3.41
AQA Acquisition Holdings, Inc.	+	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.98%	5/14/2021	3/3/2029	5,538	5,435	5,538	0.50
Outcomes Group Holdings, Inc.	#	(2)	Business Services	SOFR	7.50%	13.04%	10/23/2018	10/26/2026	1,731	1,729	1,731	0.16
PAI Holdco, Inc.	+	(2)(3)	Automotive	SOFR	5.50%, 2.00% PIK	13.03%	10/28/2020	10/28/2028	$14,377	$14,102	$13,449	1.22%
Quartz Holding Company	+	(2)(11)	Software	SOFR	8.00%	13.46%	4/2/2019	4/2/2027	11,900	11,782	11,900	1.08
Stonegate Pub Company Bidco Limited (United Kingdom)	+	(2)(6)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028	£20,000	24,876	22,204	2.01
TruGreen Limited Partnership	+	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.14%	11/16/2020	11/2/2028	13,000	12,819	12,082	1.10
World 50, Inc.	#	(10)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	23,017	22,744	23,017	2.09
Second Lien Debt Total										$190,208	$186,479	16.90%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.4% of fair value)
ANLG Holdings, LLC	^	(7)(14)	Capital Equipment	6/22/2018	592	$592	$1,027	0.09%
Appriss Health, LLC	^	(7)	Healthcare & Pharmaceuticals	5/6/2021	1	559	543	0.05

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Atlas Ontario LP (Canada)	^		(6)(7)(14)	Business Services	4/7/2021	5,114	$5,114	$5,114	0.46%
Blackbird Holdco, Inc.	^		(7)	Capital Equipment	12/14/2021	8	8,209	8,049	0.73
Buckeye Parent, LLC	^		(7)(14)	Automotive	12/22/2021	442	442	43	0.00
Chartis Holding, LLC	^		(7)(14)	Business Services	5/1/2019	433	421	637	0.06
Cority Software Inc. (Canada)	^		(6)(7)(14)	Software	7/2/2019	250	250	696	0.06
ECP Parent, LLC	^		(7)(14)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^		(7)(14)	Beverage & Food	10/29/2021	4	307	218	0.02
Integrity Marketing Group, LLC	^		(7)	Diversified Financial Services	12/21/2021	18,530	18,369	17,824	1.62
NearU Holdings LLC	^		(7)(14)	Consumer Services	8/16/2022	25	2,470	1,139	0.10
NEFCO Holding Company LLC	^		(7)	Construction & Building	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^		(7)(14)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^		(7)(14)	Capital Equipment	7/21/2021	36	364	910	0.08
Picard Parent, Inc.	^		(7)	High Tech Industries	9/30/2022	3	2,896	3,188	0.29
Profile Holdings I, LP	^		(7)(14)	Chemicals, Plastics & Rubber	3/8/2022	3	262	246	0.02
Sinch AB (Sweden)	^		(6)(7)(14)	High Tech Industries	3/26/2019	106	1,168	395	0.04
Summit K2 Midco, Inc.	^		(7)(14)	Diversified Financial Services	4/27/2023	61	61	81	0.01
Talon MidCo 1 Limited	^	^	(7)(14)	Software	8/17/2022	1,018	1,456	1,694	0.15
Tank Holding Corp.	^	^	(7)(14)	Capital Equipment	3/26/2019	850	—	2,862	0.26
Titan DI Preferred Holdings, Inc.	^		(7)	Energy: Oil & Gas	2/11/2020	10,534	10,412	10,534	0.95
Turbo Buyer, Inc.	^		(7)(14)	Automotive	12/2/2019	1,925	933	2,501	0.23
U.S. Legal Support Investment Holdings, LLC	^		(7)(14)	Business Services	11/30/2018	640	641	722	0.07
W50 Parent LLC	^		(7)(14)	Business Services	1/10/2020	500	190	1,237	0.11
Zenith American Holding, Inc.	^		(7)(14)	Business Services	12/13/2017	440	214	530	0.05
Equity Investments Total							$58,253	$61,088	5.54%
Total investments—non-controlled/non-affiliated							$1,897,279	$1,820,318	165.00%
Total investments							$1,897,279	$1,820,318	165.00%
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
# Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33%, the 180-day SOFR at 5.16%, the daily SONIA at 5.19%, the 30-day EURIBOR at 3.85%, the 90-day EURIBOR at 3.91% and the 30-day CDOR at 5.45%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 1.00%.
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
(9)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(11)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(12)Loan is in forbearance as of December 31, 2023.
(13)As of December 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$5,756	$(542)
ADPD Holdings, LLC	Revolver	0.50	1,243	(117)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	7
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	395	(6)
Alpine Acquisition Corp II	Revolver	0.50	1,379	(61)
Apex Companies Holdings, LLC	Delayed Draw	1.00	768	2
Applied Technical Services, LLC	Revolver	0.50	22	—
Appriss Health, LLC	Revolver	0.50	2,963	(15)
Ascend Buyer, LLC	Revolver	0.50	856	(21)
Associations, Inc.	Revolver	0.50	468	(2)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	134	1
Avalara, Inc.	Revolver	0.50	1,350	20
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	778	(17)
Bradyifs Holdings, LLC	Delayed Draw	1.00	1,192	(24)
Bradyifs Holdings, LLC	Revolver	0.50	1,215	(24)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£43	1
Celerion Buyer, Inc.	Delayed Draw	2.00	249	2
Celerion Buyer, Inc.	Revolver	0.50	125	1

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Chartis Holding, LLC	Revolver	0.50%	$1,103	$(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(4)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,075	3
CircusTrix Holdings, LLC	Revolver	0.50	538	1
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	815	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(10)
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(8)
CST Holding Company	Revolver	0.50	212	2
Denali Midco 2, LLC	Delayed Draw	1.00	876	—
Diligent Corporation	Revolver	0.50	22	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(33)
Ellkay, LLC	Revolver	0.50	1,786	(250)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(12)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	(1)
Excelitas Technologies Corp.	Revolver	0.50	286	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(69)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(12)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£921	$(5)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(9)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(107)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(77)
HS Spa Holdings Inc.	Revolver	0.50	1,141	1
iCIMS, Inc.	Delayed Draw	—	5,470	—
iCIMS, Inc.	Revolver	0.50	2,040	(2)
IQN Holding Corp.	Delayed Draw	1.00	395	2
IQN Holding Corp.	Revolver	0.50	489	2
Kaseya, Inc.	Delayed Draw	1.00	1,076	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—
LVF Holdings, Inc.	Revolver	0.38	2,919	(44)
Material Holdings, LLC	Revolver	1.00	460	(17)
Medical Manufacturing Technologies, LLC	Revolver	0.50	103	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
NEFCO Holding Company LLC	Delayed Draw	1.00%		$4,078	$10
NEFCO Holding Company LLC	Revolver	0.50		807	2
North Haven Fairway Buyer, LLC	Delayed Draw	0.50		6,683	67
North Haven Fairway Buyer, LLC	Revolver	0.50		1,269	13
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		4,781	(86)
Oak Purchaser, Inc.	Delayed Draw	0.50		166	(5)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		503	4
Pestco Intermediate, LLC	Delayed Draw	2.00		694	(6)
Pestco Intermediate, LLC	Revolver	0.50		119	(1)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(66)
Prophix Software Inc. (Canada)	Delayed Draw	—		505	—
Prophix Software Inc. (Canada)	Revolver	0.50		2,658	—
Pushpay USA Inc.	Revolver	0.50		617	(3)
PXO Holdings I Corp.	Delayed Draw	1.00		443	(9)
PXO Holdings I Corp.	Revolver	0.50		657	(14)
QNNECT, LLC	Delayed Draw	1.00		662	12
Radwell Parent, LLC	Revolver	0.38		279	2
RSC Acquisition, Inc.	Revolver	0.50		1,096	(7)
Sapphire Convention, Inc.	Revolver	0.50		4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		408	(4)
Smarsh Inc.	Revolver	0.50		204	(2)
Spotless Brands, LLC	Delayed Draw	1.00		20,000	190
Spotless Brands, LLC	Revolver	0.50		859	1
Summit Acquisition, Inc.	Delayed Draw	1.00		687	3
Summit Acquisition, Inc.	Revolver	0.50		344	2
Tank Holding Corp.	Revolver	0.38		607	(14)
Trader Corporation (Canada)	Revolver	0.50	C$	91	1
Tufin Software North America, Inc.	Delayed Draw	—		132	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(11)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(28)
U.S. Legal Support, Inc.	Revolver	0.50		567	(8)
Vensure Employee Services, Inc.	Delayed Draw	1.00		4,389	(66)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Wineshipping.com LLC	Revolver	0.50%	$238	$(16)
Total unfunded commitments			$138,966	$(1,513)
(14)Represents a non-income producing security as of December 31, 2023.

As of December 31, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,648,818	$1,572,751	86.4%
Second Lien Debt	190,208	186,479	10.2
Equity Investments	58,253	61,088	3.4
Total	$1,897,279	$1,820,318	100.0%
The rate type of debt investments at fair value as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,816,282	$1,736,213	98.7%
Fixed Rate	22,744	23,017	1.3
Total	$1,839,026	$1,759,230	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
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
(amounts in thousands)
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

CARLYLE CREDIT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2024
(amounts in thousands, except share and per share data, unless otherwise indicated)
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
Effective March 3, 2017, the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and effective March 29, 2022 the Company’s name was changed to Carlyle Credit Solutions, Inc. In connection therewith, the Company has adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to our shareholders. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
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
Carlyle Credit Solutions SPV 2 LLC (“SPV2,” and collectively with the SPV, the “SPVs”) is a Delaware limited liability company that was formed on March 10, 2020. SPV2, which invests in first and second lien senior secured loans, is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2024 and December 31, 2023, the Company held restricted cash balances of $39,065 and $45,508, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of March 31, 2024 and December 31, 2023, approximately $3,561 and $1,758, respectively, of the restricted cash balances were denominated in a foreign currency. As of March 31, 2024 and December 31, 2023, the cost of foreign currencies was $3,592 and $1,753, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $299,282 and $290,154, respectively, which represents approximately 16.6% and 15.9% respectively, of total investments at fair value. For the three months ended March 31, 2024 and 2023, the Company earned $3,930 and $2,773 in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2024 and 2023, the Company earned $1,970, and $2,318, respectively, in other income, primarily from amendment fees and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024, there were no first and second lien debt investments on non-accrual status. As of December 31, 2023, the fair value of the loans in the portfolio on non-accrual status was $9,122. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2023 and for the period then ended.
Credit Facilities — Related Costs, Expenses and Deferred Financing Costs
The SPV and SPV2 have each entered into a senior secured revolving credit facility (as amended, “SPV Credit Facility” and “SPV2 Credit Facility,” respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. The Credit Facilities are recorded at carrying value, which approximates fair value.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2024 and 2023, the Company incurred $381 and $103, respectively, in excise tax expense.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of March 31, 2024 and audited consolidated financial statements as of December 31, 2023.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2024 and 2023, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,581,711	$1,581,711
Second Lien Debt	—	—	153,474	153,474
Equity Investments	—	—	62,727	62,727
Total	$—	$—	$1,797,912	$1,797,912

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,572,751	$1,572,751
Second Lien Debt	—	—	186,479	186,479
Equity Investments	—	—	61,088	61,088
Total	$—	$—	$1,820,318	$1,820,318
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended March 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,572,751	$186,479	$61,088	$1,820,318
Purchases	75,965	406	6,545	82,916
Sales	(12,648)	—	(1,402)	(14,050)
Paydowns	(59,799)	(34,917)	(2,739)	(97,455)
Accretion of discount	2,031	495	101	2,627
Net realized gains (losses)	(41,322)	—	964	(40,358)
Net change in unrealized appreciation (depreciation)	44,733	1,011	(1,830)	43,914
Balance, end of period	$1,581,711	$153,474	$62,727	$1,797,912
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$3,488	$1,402	$(491)	$4,399

	Financial Assets
	For the three months ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,755,773	$260,934	$74,164	$2,090,871
Purchases	31,912	323	1,514	33,749
Sales	(20,072)	(6,372)	—	(26,444)
Paydowns	(69,914)	(1,000)	(2,475)	(73,389)
Accretion of discount	2,581	170	44	2,795
Net realized gains (losses)	(919)	(49)	(197)	(1,165)
Net change in unrealized appreciation (depreciation)	(7,088)	3,173	(97)	(4,012)
Balance, end of period	$1,692,273	$257,179	$72,953	$2,022,405
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(6,662)	$3,173	$1,283	$(2,206)

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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2024 and December 31, 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	March 31, 2024			Low	High
Investments in First Lien Debt	$1,466,108	Discounted Cash Flow	Discount Rate	8.59%	21.00%	12.34%
	31,904	Consensus Pricing	Indicative Quotes	90.50%	100.00%	96.60%
	83,699	Income Approach	Discount Rate	10.45%	15.14%	12.77%
		Market Approach	Comparable Multiple	9.19x	13.59x	10.71x
Total First Lien Debt	1,581,711
Investments in Second Lien Debt	153,474	Discounted Cash Flow	Discount Rate	10.05%	17.97%	13.93%
Total Second Lien Debt	153,474
Investments in Equity	38,150	Income Approach	Discount Rate	13.09%	14.47%	13.71%
	24,577	Market Approach	Comparable Multiple	6.00x	18.00x	10.79x
Total Equity Investments	62,727
Total Level 3 Investments	$1,797,912

	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
				Low	High
Investments in First Lien Debt	$1,433,143	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.90%
	59,234	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.83%
	80,374	Income Approach	Discount Rate	10.75%	13.26%	12.39%
		Market Approach	Comparable Multiple	9.48x	12.34x	10.61x
Total First Lien Debt	1,572,751
Investments in Second Lien Debt	163,462	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.96%
	23,017	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Total Second Lien Debt	186,479
Investments in Equity	61,088	Income Approach	Discount Rate	13.06%	14.47%	13.67%
		Market Approach	Comparable Multiple	6.25x	18.00x	7.92x
Total Equity Investments	61,088
Total Level 3 Investments	$1,820,318
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
Pursuant to the Amended and Restated Investment Advisory Agreement, effective January 21, 2022, (i) the income-based incentive fee rate was reduced from 15.0% to 12.5%, and the “hurdle rate” was reduced from 1.75% (7.0% annualized) to 1.25% (5.0% annualized); (ii) the capital gains incentive fee was reduced from 15.0% to 12.5%; and (iii) the calculation of the annual base management fee was changed to 1.00% of the Company's net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company's average Capital Under Management. The terms of the Amended and Restated Investment Advisory Agreement were effective upon execution of the agreement, except for the change to the income-based incentive fee which became effective for the calendar quarter ending June 30, 2022. The Amended and Restated Investment Advisory Agreement will continue in effect until January 21, 2024 and, unless terminated earlier, will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Directors. On May 2, 2024, the Board of Directors, including a majority of the Independent Directors, approved the continuance of the Amended and Restated Investment Advisory Agreement for an additional one year term. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Below is a summary of the base management fees and incentive fees incurred during the three months ended March 31, 2024 and 2023.

	For the three month periods ended
	March 31, 2024	March 31, 2023
Base management fees	$2,646	$2,747
Net investment income incentive fees	4,921	5,026
Total base management fees and incentive fees	$7,567	$7,773
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
As of March 31, 2024 and December 31, 2023, $7,567 and $7,847, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Unless terminated earlier, the Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 2, 2024, the Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Administration Agreement for an additional one year term.
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the three months ended March 31, 2024 and 2023, the Company incurred $465 and $127, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $2,328 and $1,863, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On May 2, 2024, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the three months ended March 31, 2024 and 2023, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $203 and $223, respectively, were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $808 and $806, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three months ended March 31, 2024, TCG had no placement fees accrued from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock. For the three months ended March 31, 2023, TCG received $780 in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock, and TCG paid the amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three months ended March 31, 2024 and 2023, the Company incurred $85 and $78, respectively, in fees and expenses associated with its Independent Directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of

Operations. As of March 31, 2024 and December 31, 2023, no fees or expenses associated with its Independent Directors were payable.
5. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2024 and December 31, 2023, asset coverage was 238.2% and 246.2%, respectively, and both facilities were in compliance with all covenants and other requirements of their respective credit facility agreements.
Below is a summary of the borrowings and repayments under the Credit Facilities for the three months ended March 31, 2024 and 2023, and the outstanding balances under the Credit Facilities for the respective periods.

	For the three month periods ended
	March 31, 2024	March 31, 2023
Outstanding borrowing, beginning of period	$754,747	$982,404
Borrowings	96,042	71,000
Repayments	(67,000)	(104,886)
Foreign currency translation	(1,325)	1,086
Outstanding borrowing, end of period	$782,464	$949,604
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019, which was subsequently amended on October 25, 2019, February 7, 2020, December 4, 2020, June 2, 2021, December 28, 2021 and March 28, 2022. The SPV Credit Facility provides for secured borrowings of $700,000 as of March 31, 2024, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2024, and a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was subsequently amended on February 11, 2021, August 13, 2021, March 7, 2022, September 20, 2022 and June 29, 2023. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of March 31, 2024, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

Summary of Credit Facilities
The Credit Facilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$452,164	$247,836	$104,496
SPV2 Credit Facility	550,000	330,300	219,700	109,296
Total	$1,250,000	$782,464	$467,536	$213,792

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$424,447	$275,553	$107,156
SPV2 Credit Facility	550,000	330,300	219,700	118,872
Total	$1,250,000	$754,747	$495,253	$226,028
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2024 and 2023, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Interest expense	$14,425	$16,484
Facility unused commitment fee	1,218	379
Amortization of deferred financing costs	456	421
Total interest expense and credit facility fees	$16,099	$17,284
Cash paid for interest expense and credit facility fees	$18,983	$15,419

Weighted average principal debt outstanding	$736,290	$952,340
Weighted average interest rate(1)	7.75%	6.92%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of March 31, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2024	December 31, 2023
Interest expense payable	$7,624	$11,011
Unused commitment fees payable	1,055	971
Total interest and credit facility fees payable	$8,679	$11,982
Weighted average interest rate	7.77%	7.82%

6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2024 and December 31, 2023:

	As of
Payment Due by Period	March 31, 2024	December 31, 2023
Less than one year	$—	$—
1-3 years	452,164	424,447
3-5 years	—	—
More than 5 years	330,300	330,300
Total	$782,464	$754,747
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of March 31, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.
As of March 31, 2024 and December 31, 2023, the Company had $13,852 and $25,213, respectively, in total unfunded capital commitments. As of March 31, 2024, $250 of the unfunded capital commitments were from current officers. There were no unfunded capital commitments from current officers as of December 31, 2023.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$65,523	$75,501
Unfunded revolving loan commitments	66,777	63,465
Total unfunded commitments	$132,300	$138,966
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, per share par value $0.01, of which 54,566,405 and 56,280,182 were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.
During three months ended March 31, 2024 and March 31, 2023, the Company repurchased and extinguished 3,050,962 shares for $59,799, and 2,117,816 shares for $41,763, respectively, in connection with the tender offers as discussed below.
The following table summarizes capital activity during the three months ended March 31, 2024:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Common stock issued	1,293,638	13	25,200	—	—	—	25,213
Dividend reinvestment	43,547	0	849	—	—	—	849
Repurchase of common stock	(3,050,962)	(30)	(59,769)	—	—	—	(59,799)
Net investment income (loss)	—	—	—	34,448	—	—	34,448
Net realized gain (loss)	—	—	—	—	(40,001)	—	(40,001)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	45,139	45,139
Dividends declared	—	—	—	(27,828)	—	—	(27,828)
Balance, March 31, 2024	54,566,405	$546	$1,112,742	$37,858	$(43,257)	$(26,656)	$1,081,233

The following table summarizes capital activity during the three months ended March 31, 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	674,324	7	13,203	—	—	—	13,210
Dividend reinvestment	32,268	0	641	—	—	—	641
Repurchase of common stock	(2,117,816)	(21)	(41,742)	—	—	—	(41,763)
Net investment income (loss)	—	—	—	35,246	—	—	35,246
Net realized gain (loss)	—	—	—	—	(1,338)	—	(1,338)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(5,105)	(5,105)
Dividends declared	—	—	—	(29,059)	—	—	(29,059)
Balance, March 31, 2023	56,985,292	$570	$1,160,822	$15,006	$(7,335)	$(45,730)	$1,123,333
Share Issuances
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the three months ended March 31, 2024 and 2023:

	Shares Issued	Proceeds Received
For the three months ended March 31, 2023
January 6, 2023	674,324	$13,210
Total	674,324	$13,210
For the three months ended March 31, 2024
January 5, 2024	1,293,638	$25,213
Total	1,293,638	$25,213
On March 22, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance of 701,357 shares for an aggregate offering price of approximately $13,852. The shares were issued on April 3, 2024.
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.
Basic and diluted earnings per share were as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets resulting from operations	$39,586	$28,803
Weighted-average shares outstanding	55,439,686	57,623,424
Basic and diluted earnings per share	$0.71	$0.50

Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
(1)Includes capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of March 31, 2024, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on September 29, 2023, with a cash payment date of November 10, 2023.
The following summarizes the results of the Quarterly Tender Offers completed during the three months ended March 31, 2024 and 2023:

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 11, 2024	5.5%	$19.60	December 31, 2023	$59,799	3,050,962	5.4%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
(1)Cash payment date is the date the Company pays cash in repayment of promissory notes issued in exchange for shares acquired by the Company upon completion of the tender offer.
(2)Amount includes any additional shares for which the Company reserved the right to purchase as part of the Quarterly Tender Offer.
(3)Amount repurchased is inclusive of early repurchase fees, if applicable.
(4)Percentage based on the total shares as of the close of the previous quarter.
On March 28, 2024, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 1,969,806 shares, representing 3.5% of the number of shares of its common stock outstanding as of December

31, 2023. On April 24, 2024, the Quarterly Tender Offer expired and the Company accepted 2,695,879 shares for purchase, which share amount includes an additional 726,073 shares, representing approximately 4.9% of the total number of shares outstanding as of March 31, 2024. The 726,073 additional shares included in the Quarterly Tender Offer represents approximately 1.3% of the number of shares of its common stock outstanding as of December 31, 2023. The purchase price of the shares tendered is the Company’s net asset value per share as of March 31, 2024, or $19.81 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of March 31, 2024 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.
8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2024 and 2023:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Per Share Data:
Net asset value per share, beginning of period	$19.60	$19.72
Net investment income (loss) (1)	0.62	0.61
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.09	(0.11)
Net increase (decrease) in net assets resulting from operations	0.71	0.50
Dividends declared (2)	(0.51)	(0.51)
Other (3)	0.01	—
Net asset value per share, end of period	$19.81	$19.71
Number of shares outstanding, end of period	54,566,405	56,985,292
Total return based on net asset value (4)	3.76%	2.59%
Net assets, end of period	$1,081,233	$1,123,333
Ratio to average net assets:(5)
Expenses before incentive fees	1.91%	1.89%
Expenses after incentive fees	2.36%	2.34%
Net investment income (loss)	3.15%	3.10%
Interest expense and credit facility fees	1.47%	1.52%
Ratios/Supplemental Data:
Asset coverage, end of period	238.18%	218.29%
Portfolio turnover	4.58%	1.64%
Weighted-average shares outstanding	55,439,686	57,623,424
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 7, Net Assets, to these unaudited consolidated financial statements).
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. There was no impact to total return as a result of the offering price of subscriptions during the three months ended March 31, 2024 and 2023.
(5)These ratios to average net assets attributable to Common Stockholders have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2024 and December 31, 2023.
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
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the distributions paid for the three months ended March 31, 2024 and 2023 was as follows:

For the three month periods ended
	March 31, 2024	March 31, 2023
Ordinary income	$27,828	$29,059
Long-term capital gains	—	—
Tax return of capital	—	—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed elsewhere in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”).
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
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2023 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
First Quarter 2024 Highlights
Quarterly Results
•Net investment income was $34.4 million or $0.62 per share. Dividends declared on common shares were $27.8 million, or $0.51 per share.
•The NAV per share increased to $19.81 as of March 31, 2024, up from $19.60 as of December 31, 2023, primarily driven by net investment income in excess of our dividend for the quarter and net unrealized appreciation on the portfolio.
Portfolio and Investment Activity
•As of March 31, 2024, we held 159 investments across 121 portfolio companies and 25 industries for a total fair value of $1.8 billion.
•During the three months ended March 31, 2024, we had investment fundings of $88.8 million and investment repayments of $159.9 million.
•In February 2024, we completed the successful recapitalization of Dermatology Associates. As of March 31, 2024 there are no positions on non-accrual status.
Liquidity and Capital Activity
•On January 5, 2024, we issued 1,293,638 shares for total proceeds of $25.2 million.
•On March 22, 2024, we closed $13.9 million in new commitments.
•On March 12, 2024, we repurchased and extinguished 3,050,962 shares for a cost of $59.8 million.
•Total liquidity as of March 31, 2024 was $295.8 million in cash and undrawn debt capacity.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per share. For the three months ended March 31, 2024, we recorded basic and diluted earnings per share of $0.71, declared a dividend of $0.51 per share and earned $0.62 of net investment income per share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except per share data):

	For the three months ended
	March 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations	$39,586	$34,541
Weighted-average shares outstanding	55,439,686	56,437,511
Earnings per share - Basic and Diluted	$0.71	$0.61
For the three months ended March 31, 2024 and December 31, 2023, we declared dividends per share of $0.51 and $0.51, respectively.

As of March 31, 2024 and December 31, 2023, our NAV per share was $19.81 and $19.60, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	For the three months ended
	March 31, 2024	December 31, 2023
Total investment income	$60,250	$62,101
Total expenses (including excise tax expense)	25,802	26,540
Net investment income	$34,448	$35,561
Weighted-average shares outstanding	55,439,686	56,437,511
Net investment income per share	$0.62	$0.63
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of March 31, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Count of investments	126	9	24	159
Investments, at amortized cost	$1,613,045	$156,192	$61,722	$1,830,959
Investments, at fair value	$1,581,711	$153,474	$62,727	$1,797,912
Percentage of total investments at fair value	88.0%	8.5%	3.5%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.4%	12.6%
Second Lien Debt(1)	14.0%	14.2%
Total Debt and Income Producing Investments(1)(2)	12.5%	12.7%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Weighted average yield for total investments includes income producing equity investments.
The geographical composition of investments at fair value as of March 31, 2024 were as follows:

Geography—% of Fair Value	As of March 31, 2024
Australia	0.2%
Canada	6.5
Luxembourg	4.0
Sweden	0.0
United Kingdom	3.9
United States	85.4
Total	100.0%

The industry composition of investments at fair value as of March 31, 2024 were as follows:

Industry—% of Fair Value	As of March 31, 2024
Aerospace & Defense	7.1%
Automotive	5.7
Beverage & Food	4.2
Business Services	9.0
Capital Equipment	3.3
Chemicals, Plastics & Rubber	4.4
Construction & Building	3.4
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.3
Consumer Services	7.8
Containers, Packaging & Glass	3.9
Diversified Financial Services	6.7
Energy: Oil & Gas	0.6
Environmental Industries	4.1
Healthcare & Pharmaceuticals	7.8
High Tech Industries	3.4
Leisure Products & Services	7.7
Media: Advertising, Printing & Publishing	2.1
Retail	1.4
Software	12.6
Sovereign & Public Finance	0.0
Telecommunications	1.8
Transportation: Cargo	1.2
Utilities: Electric	0.1
Wholesale	1.1
Total	100.0%

Our investment activity for the three months ended March 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
March 31, 2024
Investments:
Total investments, beginning of period	$1,897,279
New investments purchased	82,916
Net accretion of discount on investments	2,627
Net realized gain (loss) on investments	(40,358)
Investments sold or repaid	(111,505)
Total Investments, end of period	$1,830,959
Principal amount of investments funded:
First Lien Debt	$81,847
Second Lien Debt	406
Equity Investments(1)	6,545
Total	$88,798
Principal amount of investments sold or repaid:
First Lien Debt	$(120,829)
Second Lien Debt	(34,917)
Equity Investments(1)	(4,141)
Total	$(159,887)
Number of new funded debt investments(2)	10
Average amount of new funded debt investments	$3,087
(1)Based on cost/proceeds of equity activity.
(2)For the three months ended March 31, 2024, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of March 31, 2024 to the unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$11,836	0.7%	$41,719	2.4%
Internal Risk Rating 2	1,402,525	80.8	1,353,019	76.9
Internal Risk Rating 3	320,824	18.5	355,370	20.2
Internal Risk Rating 4	—	—	9,122	0.5
Internal Risk Rating 5	—	—	—	—
Total	$1,735,185	100.0%	$1,759,230	100.0%
As of March 31, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of March 31, 2024 no debt investments were assigned an Internal Risk Rating of 4-5. As of December 31, 2023 three of our debt investments were assigned an Internal Risk Rating of 4-5.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	159	$1,797,912	100.0%	151	$1,811,196	99.5%
Non-accrual(1)	—	—	—	3	9,122	0.5
Total	159	$1,797,912	100.0%	154	$1,820,318	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary source of financing consist of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Secured borrowings. Refer to Note 5, Borrowings, to the unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	March 31, 2024	December 31, 2023
SPV Credit Facility	$452,164	$424,447
SPV2 Credit Facility	330,300	330,300
Total	$782,464	$754,747
Weighted average interest rate	7.77%	7.82%
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of March 31, 2024, the maximum principal amount of the SPV Credit Facility was $700,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 1, 2026, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.50% per year. The SPV also pays a fee of between 0.50% and 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
The SPV Credit Facility consisted of the following as of March 31, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2024	$700,000	$452,164	$247,836	$104,496	7.68%
December 31, 2023	$700,000	$424,447	$275,553	$107,156	7.72%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
SPV2 Credit Facility
The SPV2 entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility,” together with the SPV Credit Facility, the “Credit Facilities”), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
The SPV2 Credit Facility consisted of the following as of March 31, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2024	$550,000	$330,300	$219,700	$109,296	7.88%
December 31, 2023	$550,000	$330,300	$219,700	$118,872	7.95%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Consolidated Results of Operations
For the three months ended March 31, 2024 and December 31, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2024 and December 31, 2023, respectively.

	Three Months Ended		Change
	March 31, 2024	December 31, 2023	$
Investment income:
Interest income	$54,350	$55,677	(1,327)
PIK income	3,930	3,853	77
Other income	1,970	2,571	(601)
Total investment income	60,250	62,101	(1,851)
Expenses:
Base management fees	2,646	2,769	(123)
Incentive fees	4,921	5,094	(173)
Professional fees	449	462	(13)
Administrative service fees	465	617	(152)
Interest expense and credit facility fees	16,099	16,793	(694)
Directors’ fees and expenses	85	62	23
Other general and administrative	756	581	175
Excise tax expense	381	162	219
Total expenses	25,802	26,540	(738)
Net investment income (loss)	34,448	35,561	(1,113)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(40,358)	239	(40,597)
Net realized currency gain (loss) on non-investment assets and liabilities	357	(12)	369
Net change in unrealized appreciation (depreciation) on investments	43,914	2,066	41,848
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,225	(3,313)	4,538
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	5,138	(1,020)	6,158
Net increase (decrease) in net assets resulting from operations	$39,586	$34,541	5,045
Investment Income
The decrease in investment income for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 was primarily driven by a decrease in average outstanding investment balance and a decrease in other income. As of March 31, 2024, the size of our portfolio decreased to $1,830,959 from $1,897,279 as of December 31, 2023, at amortized cost. As of both March 31, 2024 and December 31, 2023, the weighted average yield of our total debt and income producing investments was 12.5%, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2024, there were no non-accrual investments. As of December 31, 2023 three first lien debt investments were on non-accrual status. Non-accrual investments had a fair value of $9,122 which represented approximately 0.5% of total investments at fair value as of December 31, 2023. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2023.
The decrease in other income for the three months ended March 31, 2024 from the three months ended December 31, 2023 was primarily driven by lower prepayment and amendment fees.

Expenses
The decrease in interest expense and credit facility fees for the three months ended March 31, 2024 from the three months ended December 31, 2023 was driven by lower weighted average borrowings outstanding.
The decrease in base management fees for the three months ended March 31, 2024 from the three months ended December 31, 2023 was driven by a decrease in our net asset value.
The decrease in incentive fees for the three months ended March 31, 2024 from the three months ended December 31, 2023 was driven by lower pre-incentive fee net investment income.
For the three months ended March 31, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 and December 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	December 31, 2023
Realized gains on investments	$4,012	$239
Number of investments with realized gains	5	3
Realized losses on investments	$(44,370)	$—
Number of investments with realized losses	3	0
Change in unrealized appreciation on investments	$56,747	$11,578
Number of investments with unrealized appreciation	88	86
Change in unrealized depreciation on investments	$(12,833)	$(9,512)
Number of investments with unrealized depreciation	65	66
During the three months ended March 31, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 was mainly driven by the reversal of prior period unrealized appreciation (depreciation) related to these two borrowers.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three months ended March 31, 2024 and March 31, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2024 and March 31, 2023:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$
Investment income:
Interest income	$54,350	$56,734	$(2,384)
PIK income	3,930	2,773	1,157
Other income	1,970	2,318	(348)
Total investment income	60,250	$61,825	(1,575)
Expenses:
Base management fees	2,646	2,747	(101)
Incentive fees	4,921	5,026	(105)
Professional fees	449	542	(93)
Administrative service fees	465	127	338
Interest expense and credit facility fees	16,099	17,284	(1,185)
Directors’ fees and expenses	85	78	7
Other general and administrative	756	672	84
Excise tax expense	381	103	278
Total expenses	25,802	26,579	(777)
Net investment income (loss)	34,448	35,246	(798)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(40,358)	(1,165)	(39,193)
Net realized currency gain (loss) on non-investment assets and liabilities	357	(173)	530
Net change in unrealized appreciation (depreciation) on investments	43,914	(4,012)	47,926
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	1,225	(1,093)	2,318
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	5,138	(6,443)	11,581
Net increase (decrease) in net assets resulting from operations	$39,586	$28,803	$10,783
Investment Income
The decrease in investment income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by a decrease in interest income, partially offset by an increase in PIK income. As of March 31, 2024, the size of our portfolio decreased to $1,830,959 from $2,075,330 as of March 31, 2023, at amortized cost. As of March 31, 2024 and March 31, 2023, the weighted average yield of our total debt and income producing investments was 12.5% and 11.8%, respectively, based on amortized cost.
Interest and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. There were no non-accrual investments as of March 31, 2024. As of March 31, 2023 two first lien debt investments were on non-accrual status. As of March 31, 2023, the non-accrual investments had a fair value of $31,229, which represented approximately 1.5% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2023.
The decrease in other income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by lower prepayment fees, partially offset by increased amendment fees.
Expenses
The decrease in interest expense and credit facility fees for the three months ended March 31, 2024 from the three months ended March 31, 2023 was primarily driven by a lower weighted average debt balance.

The decrease in incentive fees for the three months ended March 31, 2024 from the three months ended March 31, 2023 was primarily driven by lower pre-incentive fee net investment income.
For the three months ended March 31, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Realized gains on investments	$4,012	$35
Number of investments with realized gains	5	2
Realized losses on investments	$(44,370)	$(1,200)
Number of investments with realized losses	3	4
Change in unrealized appreciation on investments	$56,747	$18,246
Number of investments with unrealized appreciation	88	103
Change in unrealized depreciation on investments	$(12,833)	$(22,258)
Number of investments with unrealized depreciation	65	54
During the three months ended March 31, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 was mainly driven by the reversal of prior period unrealized appreciation (depreciation) related to these two borrowers.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of March 31, 2024, we had $782,464 of outstanding consolidated indebtedness under the Credit Facilities, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of March 31, 2024, we had $295,760 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 5, Borrowings, to the unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding our financing.
As of March 31, 2024 and December 31, 2023, net financial leverage was 0.67x and 0.66x, respectively.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	March 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$81,968	$65,755
Available borrowings under Credit Facilities	213,792	226,028
Total Liquidity	$295,760	$291,783
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q as of March 31, 2024 or December 31, 2023 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2024 and December 31, 2023:

	Par / Principal Amount as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$65,523	$75,501
Unfunded revolving commitments	66,777	63,465
Total unfunded commitments	$132,300	$138,966
Cash Flows
The following table details the net change in our cash and cash equivalents:

For the three months ended
March 31, 2024
Cash flows provided by (used in) operating activities	$57,767
Cash flows provided by (used in) financing activities	(41,554)
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,213
During the three months ended March 31, 2024, we paid $73,313 related to cost of investments purchased and received $105,918 in repayments on our investments. Net borrowings on our Credit Facilities during the three months ended March 31, 2024 was $29,042. During the three months ended March 31, 2024, we issued 1,293,638 shares for an aggregate offering price of approximately $25,213 and repurchased and extinguished 3,050,962 shares for an aggregate purchase price of $59,799.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
As of March 31, 2024, on a fair value basis approximately 100.0% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities are subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of March 31, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2024 and December 31, 2023, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of March 31, 2024 and December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$53,810	$(23,474)	$30,336	$53,741	$(22,642)	$31,099
Up 200 basis points	$35,873	$(15,649)	$20,224	$35,827	$(15,095)	$20,732
Up 100 basis points	$17,937	$(7,825)	$10,112	$17,914	$(7,547)	$10,367
Down 100 basis points	$(17,937)	$7,825	$(10,112)	$(17,914)	$7,547	$(10,367)
Down 200 basis points	$(35,873)	$15,649	$(20,224)	$(35,827)	$15,095	$(20,732)
Down 300 basis points	$(53,786)	$23,474	$(30,312)	$(53,712)	$22,642	$(31,070)
Item 4. Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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
Item 1A. Risk Factors
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Company on a Current Report on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
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
During the three months ended March 31, 2024, upon completion of our tender offer that commenced December 29, 2023, we repurchased 3,050,962 shares for a purchase price $19.60 of per share, or approximately $59.8 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: May 10, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)