Form 10-Q
period 2024-06-30
Carlyle Credit Solutions, Inc.
filed 2024-08-08
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 8, 2024 was 52,929,309.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,737,333 and $1,897,279, respectively)	$1,698,453	$1,820,318
Cash, cash equivalents and restricted cash	79,865	65,755
Receivable for investments sold	6,301	130
Interest receivable	26,274	23,736
Receivable for issuance of common stock	40	96
Prepaid expenses and other assets	9,388	8,401
Total assets	$1,820,321	$1,918,436
LIABILITIES
Secured borrowings (Note 5)	$732,374	$754,747
Interest and credit facility fees payable (Note 5)	10,785	11,982
Dividend payable (Note 7)	26,870	28,703
Management and incentive fees payable (Note 4)	7,015	7,847
Administrative service fees payable (Note 4)	926	1,863
Common stock proceeds received in advance	—	8,193
Other accrued expenses and liabilities	2,385	1,889
Total liabilities	780,355	815,224
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 52,619,545 and 56,280,182 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	526	563
Paid-in capital in excess of par value	1,074,143	1,146,462
Total distributable earnings (loss)	(34,703)	(43,813)
Total net assets	$1,039,966	$1,103,212
NET ASSETS PER SHARE	$19.76	$19.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$51,044	$58,101	$105,394	$114,835
PIK income	4,307	2,874	8,237	5,647
Other income	923	701	2,893	3,019
Total investment income	56,274	61,676	116,524	123,501
Expenses:
Base management fees (Note 4)	2,505	2,709	5,151	5,456
Net investment income incentive fee (Note 4)	4,509	4,923	9,430	9,949
Professional fees	441	369	890	911
Administrative service fees (Note 4)	500	314	965	441
Interest expense and credit facility fees (Note 5)	15,635	18,104	31,734	35,388
Directors’ fees and expenses	83	68	168	146
Other general and administrative	553	422	1,309	1,094
Total expenses	24,226	26,909	49,647	53,385
Net investment income (loss) before taxes	32,048	34,767	66,877	70,116
Excise tax expense	460	298	841	401
Net investment income (loss)	31,588	34,469	66,036	69,715
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1,772)	1,206	(42,130)	41
Net realized currency gain (loss) on non-investment assets and liabilities	(70)	13	287	(160)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(5,833)	(26,519)	38,081	(30,531)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	276	(1,381)	1,501	(2,474)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(7,399)	(26,681)	(2,261)	(33,124)
Net increase (decrease) in net assets resulting from operations	$24,189	7,788	63,775	36,591
Basic and diluted earnings per share (Note 7)	$0.45	0.14	1.17	0.64
Weighted-average shares of common stock outstanding—basic and diluted (Note 7)	53,276,079	56,297,809	54,357,882	56,956,955

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Six months ended June 30,
	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$66,036	$69,715
Net realized gain (loss) on investments and non-investment assets and liabilities	(41,843)	(119)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	39,582	(33,005)
Net increase (decrease) in net assets resulting from operations	63,775	36,591
Capital transactions:
Common stock issued	39,065	30,030
Dividend reinvestment	1,783	962
Repurchase of common stock	(113,204)	(82,048)
Dividends declared (Note 7)	(54,665)	(57,524)
Net increase (decrease) in net assets resulting from capital transactions	(127,021)	(108,580)
Net increase (decrease) in net assets	(63,246)	(71,989)
Net assets at beginning of period	1,103,212	1,151,501
Net assets at end of period	$1,039,966	$1,079,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$63,775	$36,591
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	903	842
Net accretion of discount on investments	(4,911)	(5,293)
Paid-in-kind interest	(9,137)	(6,168)
Net realized (gain) loss on investments	42,130	(41)
Net realized currency (gain) loss on non-investment assets and liabilities	(287)	160
Net change in unrealized (appreciation) depreciation on investments	(38,081)	30,531
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(1,501)	2,474
Cost of investments purchased and change in payable for investments purchased	(121,713)	(57,540)
Proceeds from sales and repayments of investments and change in receivable for investments sold	247,592	199,369
Changes in operating assets:
Interest receivable	(2,538)	2,952
Prepaid expenses and other assets	(1,890)	(456)
Changes in operating liabilities:
Interest and credit facility fees payable	(1,197)	2,080
Management and incentive fees payable	(832)	(68)
Administrative service fees payable	(937)	24
Other accrued expenses and liabilities	496	(576)
Net cash provided by (used in) operating activities	171,872	204,881
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	30,928	39,331
Repurchase of common stock	(113,204)	(82,048)
Borrowings on Credit Facilities	169,229	139,000
Repayments of Credit Facilities	(190,000)	(217,886)
Dividends paid in cash	(54,715)	(58,500)
Net cash provided by (used in) financing activities	(157,762)	(180,103)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,110	24,778
Cash, cash equivalents and restricted cash, beginning of period	65,755	73,760
Cash, cash equivalents and restricted cash, end of period	$79,865	$98,538
Supplemental disclosures:
Interest and credit facility fees paid during the period	$32,165	$32,380
Taxes, including excise tax, paid during the period	$841	$69
Dividends declared during the period	$54,665	$57,524
Dividends reinvested during the period	$1,783	$962

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (88.8% of fair value)
ACR Group Borrower, LLC	+	(2)(3)(13)	Aerospace & Defense	SOFR	5.00%	10.34%	5/14/2024	3/31/2028	$724	$712	$712	0.07%
ADPD Holdings, LLC	^+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.51%	8/16/2022	8/15/2028	20,920	20,463	17,870	1.72
Advanced Web Technologies Holding Company	^+	(2)(3)(11)(13)	Containers, Packaging & Glass	SOFR	6.00%	11.42%	12/17/2020	12/17/2026	17,039	16,866	17,224	1.66
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.50%	11.85%	6/2/2023	12/17/2026	982	960	992	0.10
Advanced Web Technologies Holding Company	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	6.25%	11.74%	12/16/2021	12/17/2026	989	979	999	0.10
AI Grace AUS Bidco Pty LTD (Australia)	+	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.84%	12/5/2023	12/5/2029	2,286	2,222	2,251	0.22
Allied Benefit Systems Intermediate LLC	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.59%	10/31/2023	10/31/2030	2,154	2,119	2,205	0.21
Alpine Acquisition Corp II	^+	(2)(3)(11)(13)	Transportation: Cargo	SOFR	6.00%	11.43%	4/19/2022	11/30/2026	23,332	23,054	21,262	2.04
Apex Companies Holdings, LLC	^	(2)(3)	Environmental Industries	SOFR	6.25%	11.58%	1/31/2023	1/31/2028	4,106	4,017	4,136	0.40
Apex Companies Holdings, LLC	^	(2)(3)(13)	Environmental Industries	SOFR	5.75%	11.10%	3/14/2024	1/31/2028	1,613	1,534	1,587	0.15
Applied Technical Services, LLC	^	(2)(3)(11)	Business Services	SOFR	6.00%	11.48%	9/18/2023	12/29/2026	476	470	476	0.05
Applied Technical Services, LLC	^	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.21%	12/29/2020	12/29/2026	1,232	1,204	1,222	0.12
Appriss Health, LLC	^+#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	7.00%	12.48%	5/6/2021	5/6/2027	44,260	43,723	43,636	4.20
Ardonagh Midco 3 PLC (United Kingdom)	^+	(2)(3)(7)(13)	Diversified Financial Services	SOFR	4.75%	10.04%	3/1/2024	2/15/2031	1,831	1,803	1,800	0.17
Ascend Buyer, LLC	#	(2)(3)(11)(13)	Containers, Packaging & Glass	SOFR	5.75%	11.23%	9/30/2021	9/30/2028	12,736	12,553	12,648	1.22
Associations, Inc.	^+	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.09%	5/3/2024	7/2/2028	6,569	6,562	6,562	0.63
Associations, Inc.	^	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	11.82%	5/3/2024	7/2/2028	—	—	(1)	(0.00)
Athlete Buyer, LLC	^+	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	11.93%	3/29/2024	4/26/2029	3,200	3,054	3,036	0.29
Atlas US Finco, Inc.	^	(2)(3)(7)(13)	High Tech Industries	SOFR	5.75%	11.08%	12/15/2022	12/12/2029	1,445	1,406	1,458	0.14
Atlas US Finco, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.08%	12/18/2023	12/10/2029	669	657	661	0.06
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	12.34%	12/24/2019	12/24/2026	37,385	37,002	35,620	3.43
Avalara, Inc.	+#	(2)(3)(13)	Diversified Financial Services	SOFR	7.25%	12.58%	10/19/2022	10/19/2028	13,500	13,212	13,723	1.32
Azurite Intermediate Holdings, Inc.	+	(2)(3)(13)	Software	SOFR	6.50%	11.84%	3/19/2024	3/19/2031	2,683	2,625	2,654	0.26
Barnes & Noble, Inc.	+	(2)(3)(10)(11)	Retail	SOFR	8.31%	13.75%	8/7/2019	12/20/2026	20,856	20,486	20,887	2.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)(13)	Leisure Products & Services	SOFR	8.25%	13.57%	6/4/2024	6/4/2031	$—	$(27)	$(27)	(0.00)%
Big Bus Tours Group Limited (United Kingdom)	+	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	12.00%	6/4/2024	6/4/2031	€3,303	3,487	3,431	0.33
Big Bus Tours Group Limited (United Kingdom)	+	(2)(7)	Leisure Products & Services	SOFR	8.25%	13.56%	6/4/2024	6/4/2031	5,341	5,182	5,181	0.50
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(7)(13)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.33%	8/8/2022	8/8/2028	14,847	14,625	14,854	1.43
BMS Holdings III Corp.	+#	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.97%	9/30/2019	9/30/2026	28,607	28,332	27,495	2.64
Bradyifs Holdings, LLC	#	(2)(3)(13)	Wholesale	SOFR	6.00%	11.33%	10/31/2023	10/31/2029	15,245	14,933	15,193	1.46
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	6.00%, 2.00% PIK	11.79%	2/27/2023	2/27/2030	€123	127	134	0.01
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(13)	Business Services	SONIA	6.50%, 2.00% PIK	13.70%	2/27/2023	2/27/2030	£268	313	346	0.03
Celerion Buyer, Inc.	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.84%	11/3/2022	11/3/2029	1,552	1,513	1,571	0.15
Chartis Holding, LLC	^+#	(2)(3)(13)	Business Services	SOFR	5.75%	11.22%	5/1/2019	11/1/2027	38,164	38,026	38,124	3.67
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(11)(13)	Software	SOFR	4.50%	9.94%	8/30/2018	8/30/2025	11,799	11,792	11,799	1.13
CircusTrix Holdings, LLC	^+	(2)(3)(13)	Leisure Products & Services	SOFR	6.50%	11.84%	7/18/2023	7/14/2028	9,184	8,974	9,385	0.90
Comar Holding Company, LLC	+#	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.09%	6/18/2018	6/18/2026	45,209	45,158	40,498	3.89
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)	High Tech Industries	SOFR	9.62%	14.95%	7/30/2023	7/30/2028	2,007	1,977	1,982	0.19
CoreWeave Compute Acquisition Co. IV, LLC	^	(2)(13)	High Tech Industries	SOFR	6.00%	11.34%	5/22/2024	5/22/2029	941	500	491	0.05
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(13)	Software	SOFR	5.00%	10.30%	7/2/2019	7/2/2026	54,786	54,381	54,777	5.23
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	SOFR	7.00%	12.30%	9/3/2020	7/2/2026	1,831	1,808	1,831	0.18
Coupa Holdings, LLC	#	(2)(3)(13)	Software	SOFR	5.50%	10.83%	2/27/2023	2/28/2030	2,160	2,106	2,151	0.21
CST Holding Company	#	(2)(3)(11)(13)	Consumer Goods: Non-Durable	SOFR	5.00%	10.44%	11/1/2022	11/1/2028	2,479	2,415	2,532	0.24
DCA Investment Holding LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.74%	3/11/2021	4/3/2028	12,015	11,911	11,825	1.14
Denali Midco 2, LLC	#	(2)(3)(11)	Consumer Services	SOFR	6.50%	11.94%	9/15/2022	12/22/2027	9,851	9,639	9,851	0.95
Diligent Corporation	^	(2)(3)	Telecommunications	SOFR	5.00%	10.34%	8/4/2020	8/4/2030	636	626	631	0.06
Dwyer Instruments, Inc.	#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.18%	7/21/2021	7/21/2027	13,536	13,373	13,536	1.30
Eliassen Group, LLC	^+	(2)(3)	Business Services	SOFR	5.75%	11.08%	4/14/2022	4/14/2028	21,278	21,058	21,073	2.03
Ellkay, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.97%	9/14/2021	9/14/2027	13,960	13,781	12,104	1.16

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Essential Services Holding Corporation	#	(2)(3)(13)	Consumer Services	SOFR	5.00%	10.33%	6/17/2024	6/17/2031	$758	$749	$749	0.07%
Excel Fitness Holdings, Inc.	#	(2)(3)	Leisure Products & Services	SOFR	5.50%	10.88%	8/11/2022	4/29/2029	2,832	2,765	2,802	0.27
Excel Fitness Holdings, Inc.	^#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.25%	10.73%	4/29/2022	4/29/2029	6,141	6,036	5,999	0.58
Excelitas Technologies Corp.	^+#	(2)(3)(13)	Capital Equipment	SOFR	5.25%	10.58%	8/12/2022	8/12/2029	5,024	4,933	4,978	0.48
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.25%	8.97%	8/12/2022	8/12/2029	€2,513	2,538	2,683	0.26
FPG Intermediate Holdco, LLC	^	(2)(3)(11)	Consumer Services	SOFR	2.75%, 4.00% PIK	12.10%	8/5/2022	3/5/2027	735	726	674	0.06
Greenhouse Software, Inc.	^+#	(2)(3)(13)	Software	SOFR	6.25%	11.58%	3/1/2021	9/1/2028	32,796	32,216	32,800	3.15
GS AcquisitionCo, Inc.	^+	(2)(3)(13)	Software	SOFR	5.25%	10.58%	3/26/2024	5/25/2028	1,031	1,027	1,030	0.10
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.09%	9/30/2022	12/16/2030	80	78	81	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.17%, 3.21% PIK	13.58%	2/28/2022	2/28/2029	£7,716	10,054	9,754	0.94
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)(10)(13)	Diversified Financial Services	SONIA	5.17%, 3.21% PIK	13.58%	2/28/2022	2/28/2029	£5,833	7,235	7,374	0.71
Harbour Benefit Holdings, Inc.	+#	(2)(3)(11)(13)	Business Services	SOFR	5.00%	10.48%	12/13/2017	12/13/2024	8,263	8,257	8,229	0.79
Heartland Home Services, Inc.	#	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.18%	2/10/2022	12/15/2026	3,984	3,962	3,783	0.36
Heartland Home Services, Inc.	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	31,132	30,826	29,604	2.85
Hercules Borrower LLC	^+	(2)(3)(11)(13)	Environmental Industries	SOFR	6.25%	11.68%	12/14/2020	12/14/2026	17,988	17,751	17,988	1.73
Hoosier Intermediate, LLC	^#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.47%	11/15/2021	11/15/2028	16,108	15,856	16,108	1.55
HS Spa Holdings Inc.	^+	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.60%	6/2/2022	6/2/2029	8,762	8,616	8,770	0.84
HS Spa Holdings Inc.	^	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.57%	3/12/2024	6/2/2029	—	(6)	—	0.00
Icefall Parent, Inc.	+	(2)(3)(13)	Software	SOFR	6.50%	11.83%	1/26/2024	1/26/2030	7,811	7,649	7,709	0.74
iCIMS, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.25%	12.58%	8/18/2022	8/18/2028	27,528	27,185	27,528	2.65
iCIMS, Inc.	^	(2)(3)(13)	Software	SOFR	6.75%	12.07%	8/18/2022	8/18/2028	—	—	—	—
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	13.79%	5/28/2021	5/28/2027	€33,000	39,464	35,341	3.40
IQN Holding Corp.	^+	(2)(3)(13)	Business Services	SOFR	5.25%	10.60%	5/2/2022	5/2/2029	6,927	6,872	6,927	0.67
iRobot Corporation	^	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.45%	7/25/2023	7/31/2026	4,348	4,348	4,163	0.40
Jeg's Automotive, LLC	#	(2)(3)(8)(11)	Auto Aftermarket & Services	SOFR	6.00%	11.32%	12/22/2021	12/22/2027	16,375	16,150	9,612	0.92
Kaseya, Inc.	+	(2)(3)(13)	High Tech Industries	SOFR	5.50%	10.83%	6/23/2022	6/23/2029	36,857	36,263	36,857	3.54

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Lifelong Learner Holdings, LLC	+#	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.23%	10/18/2019	10/18/2025	$8,144	$8,081	$7,564	0.73%
LinQuest Corporation	#	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.18%	7/28/2021	7/28/2028	9,725	9,598	9,690	0.93
LVF Holdings, Inc.	+#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.23%	6/10/2021	6/10/2027	38,771	38,308	38,762	3.73
Material Holdings, LLC	#	(2)(3)(11)(13)	Business Services	SOFR	6.00%	11.33%	8/19/2021	8/19/2027	13,426	13,426	13,426	1.29
Material Holdings, LLC	#	(2)(3)(8)(11)	Business Services	SOFR	6.00%	11.32%	8/19/2021	8/19/2027	3,266	1,310	1,310	0.13
Maverick Acquisition, Inc.	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.58%	6/1/2021	6/1/2027	42,862	42,388	35,577	3.42
Medical Manufacturing Technologies, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.24%	12/23/2021	12/23/2027	19,286	19,007	19,050	1.83
NEFCO Holding Company LLC	+#	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.00%	8/5/2022	8/5/2028	13,578	13,366	13,578	1.31
NEFCO Holding Company LLC	^	(2)(3)(11)	Construction & Building	SOFR	6.50%	11.99%	12/1/2023	8/5/2028	4,830	4,745	4,918	0.47
North Haven Fairway Buyer, LLC	^+#	(2)(3)(13)	Consumer Services	SOFR	6.50%	11.83%	5/17/2022	5/17/2028	21,802	21,364	22,040	2.12
North Haven Fairway Buyer, LLC	#	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.57%	6/26/2024	5/17/2028	—	(123)	(123)	(0.01)
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.75%	11.34%	10/11/2022	5/24/2027	199	196	195	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.57%	11/3/2023	5/24/2027	3,410	3,315	3,357	0.32
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.83%	4/28/2022	4/28/2028	7,475	7,419	7,345	0.71
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.83%	2/1/2024	4/28/2028	836	792	793	0.08
Oranje Holdco, Inc.	+	(2)(3)(13)	Business Services	SOFR	7.50%	12.83%	2/1/2023	2/1/2029	4,026	3,933	4,072	0.39
Oranje Holdco, Inc.	+	(2)(3)	Business Services	SOFR	7.25%	12.59%	6/26/2024	2/1/2029	1,687	1,653	1,653	0.16
Park County Holdings, LLC	+	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.62%	11/29/2023	11/29/2029	28,759	28,210	28,472	2.74
PDI TA Holdings, Inc	+	(2)(3)(13)	Software	SOFR	5.25%	10.58%	2/1/2024	2/1/2031	2,289	2,260	2,260	0.22
Performance Health Holdings, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.11%	7/12/2021	7/12/2027	6,444	6,371	6,444	0.62
Pestco Intermediate, LLC	#	(2)(3)(11)(13)	Environmental Industries	SOFR	6.00%	11.48%	2/6/2023	2/17/2028	2,007	1,946	2,045	0.20
PF Atlantic Holdco 2, LLC	#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.50%	10.99%	11/12/2021	11/12/2027	36,480	35,997	36,246	3.49
PF Growth Partners, LLC	+#	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.48%	7/1/2019	7/11/2025	6,293	6,273	6,275	0.60
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.80%	6/24/2022	6/1/2029	7,369	6,757	6,558	0.63
Prophix Software Inc. (Canada)	^	(2)(3)(7)(13)	Software	SOFR	6.00%	11.32%	2/1/2021	2/1/2027	—	(17)	(25)	(0.00)
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(13)	Software	SOFR	6.00%	11.34%	11/21/2023	2/1/2027	17,779	17,593	17,595	1.69

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Pushpay USA Inc.	#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	6.75%	12.23%	5/10/2023	5/10/2030		$7,965	$7,737	$8,001	0.77%
PXO Holdings I Corp.	^+	(2)(3)(11)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.98%	3/8/2022	3/8/2028		8,603	8,481	8,548	0.82
QNNECT, LLC	#	(2)(3)(13)	Aerospace & Defense	SOFR	6.75%	11.92%	11/2/2022	11/2/2029		2,638	2,556	2,704	0.26
Quantic Electronics, LLC	#	(2)(3)(11)(13)	Aerospace & Defense	SOFR	6.25%	11.68%	11/19/2020	11/19/2026		14,946	14,793	14,776	1.42
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.68%	3/1/2021	3/1/2027		9,676	9,575	9,570	0.92
Radwell Parent, LLC	#	(2)(3)(13)	Wholesale	SOFR	5.50%	10.83%	12/1/2022	4/1/2029		4,662	4,544	4,680	0.45
Regency Entertainment, Inc.	+	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.93%	7/5/2023	6/23/2028		10,000	9,788	9,945	0.96
RSC Acquisition, Inc.	+#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	5.50%	10.98%	11/1/2019	11/1/2029		33,036	32,747	32,349	3.11
SCP Eye Care HoldCo, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.94%	10/7/2022	10/7/2029		144	140	142	0.01
Smarsh Inc.	^+	(2)(3)(13)	Software	SOFR	5.75%	11.08%	2/18/2022	2/18/2029		3,771	3,709	3,771	0.36
SPay, Inc.	^+	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.73%	6/15/2018	6/15/2026		27,924	27,868	24,230	2.33
Speedstar Holding, LLC	+#	(2)(3)(11)	Auto Aftermarket & Services	SOFR	7.25%	12.74%	1/22/2021	1/22/2027		29,767	29,416	29,725	2.86
SPF Borrower, LLC	^	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	4.25%, 2.00% PIK	11.73%	2/1/2024	2/1/2028		10,392	10,392	10,392	1.00
SPF Borrower, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.98%	2/1/2024	2/1/2028		3,822	3,822	3,822	0.37
Spotless Brands, LLC	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.50%	11.97%	6/21/2022	7/25/2028		14,021	13,807	14,167	1.36
Spotless Brands, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.75%	12.23%	6/21/2022	7/25/2028		13,600	13,130	13,900	1.34
Summit Acquisition, Inc.	#	(2)(3)(13)	Diversified Financial Services	SOFR	6.75%	12.08%	5/4/2023	5/1/2030		2,963	2,859	3,043	0.29
Tank Holding Corp.	^+	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.19%	3/31/2022	3/31/2028		16,111	15,878	15,946	1.53
TCFI Aevex LLC	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.44%	3/18/2020	3/18/2026		28,118	27,926	28,119	2.70
Trader Corporation (Canada)	+#	(2)(3)(7)(13)	Auto Aftermarket & Services	CORRA	5.50%	10.48%	12/22/2022	12/22/2028	C$	1,676	1,208	1,250	0.12
Tufin Software North America, Inc.	^+#	(2)(3)(11)(13)	Software	SOFR	7.69%	13.08%	8/17/2022	8/17/2028		28,194	27,766	28,026	2.69
Turbo Buyer, Inc.	+#	(2)(3)(13)	Auto Aftermarket & Services	SOFR	6.00%	11.48%	12/2/2019	12/2/2025		42,425	42,121	40,481	3.89
United Flow Technologies Intermediate Holdco II, LLC	^+	(2)(3)(13)	Environmental Industries	SOFR	5.25%	10.60%	6/21/2024	6/21/2031		2,525	2,462	2,462	0.24
US INFRA SVCS Buyer, LLC	+#	(2)(3)(11)(13)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.79%	4/13/2020	4/13/2027		45,146	44,812	40,724	3.92
U.S. Legal Support, Inc.	^+	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.23%	11/30/2018	5/31/2026		21,816	21,784	21,598	2.08

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
USALCO, LLC	#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.60%	10/19/2021	10/19/2027	$975	$963	$975	0.09%
USR Parent Inc.	+	(2)(3)(10)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027	3,556	3,533	3,550	0.34
Vensure Employee Services, Inc.	^	(2)(3)(13)	Business Services	SOFR	5.25%	10.58%	12/15/2023	3/26/2027	3,376	3,313	3,358	0.32
Wineshipping.com LLC	#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.24%	10/29/2021	10/29/2027	15,675	15,477	13,902	1.34
World 50, Inc.	+	(2)(3)(13)	Business Services	SOFR	5.75%	11.08%	3/22/2024	3/22/2030	19,092	18,707	18,853	1.81
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.07%	9/13/2021	9/13/2027	438	432	418	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	SOFR	5.00%	10.43%	9/30/2020	11/1/2026	9,651	9,547	9,651	0.93
First Lien Debt Total										$1,540,704	$1,508,086.00	145.01%
Second Lien Debt (7.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.91%	9/30/2021	9/30/2028	$9,457	$9,353	$9,362	0.90%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(7)	Aerospace & Defense	SOFR	8.25%	13.62%	1/17/2020	1/17/2028	6,222	6,146	6,222	0.60
Aimbridge Acquisition Co., Inc.	+	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.94%	2/1/2019	2/1/2027	21,047	20,818	20,442	1.97
AP Plastics Acquisition Holdings, LLC	+	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	12.69%	8/10/2021	8/10/2029	38,180	37,412	38,180	3.67
AQA Acquisition Holdings, Inc.	+	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.93%	5/14/2021	3/3/2029	5,538	5,443	5,539	0.53
Associations, Inc.	^	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,555	2,543	2,543	0.24
PAI Holdco, Inc.	+	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	12.98%	10/28/2020	10/28/2028	14,523	14,270	13,334	1.28
Stonegate Pub Company Bidco Limited (United Kingdom)	+	(2)(7)	Beverage & Food	SONIA	8.50%	13.56%	3/12/2020	3/12/2028	£20,000	24,906	21,232	2.04
TruGreen Limited Partnership	+	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.09%	11/16/2020	11/2/2028	13,000	12,832	9,945	0.96
Second Lien Debt Total										$133,723	$126,799	12.19%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.7% of fair value)
ANLG Holdings, LLC	^	(6)(12)	Capital Equipment	6/22/2018	592	$592	$1,055	0.10%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	1	592	573	0.06
Atlas Ontario LP (Canada)	^	(6)(7)(12)	Business Services	4/7/2021	5,114	5,114	5,114	0.49
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	9	8,750	8,616	0.83

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Buckeye Parent, LLC	^	(6)(12)	Auto Aftermarket & Services	12/22/2021	442	$442	$—	—%
Chartis Holding, LLC	^	(6)(12)	Business Services	5/1/2019	433	419	933	0.09
Cority Software Inc. (Canada)	^	(6)(7)(12)	Software	7/2/2019	250	250	765	0.07
ECP Parent, LLC	^	(6)(12)	Healthcare & Pharmaceuticals	3/29/2018	268	—	197	0.02
GB Vino Parent, L.P.	^	(6)(12)	Beverage & Food	10/29/2021	4	307	143	0.01
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	19,515	19,394	18,853	1.82
NearU Holdings LLC	^	(6)(12)	Consumer Services	8/16/2022	25	2,470	667	0.06
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^	(6)(12)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)(12)	Capital Equipment	7/21/2021	36	346	759	0.07
Profile Holdings I, LP	^	(6)(12)	Chemicals, Plastics & Rubber	3/8/2022	3	262	272	0.03
Sinch AB (Sweden)	^	(6)(7)(12)	High Tech Industries	3/26/2019	106	1,168	257	0.02
SPF HOLDCO LLC	^	(6)(12)	Healthcare & Pharmaceuticals	2/1/2024	4,030	5,428	5,341	0.51
Summit K2 Midco, Inc.	^	(6)(12)	Diversified Financial Services	4/27/2023	61	61	84	0.02
Talon MidCo 1 Limited	^	(6)(12)	Software	8/17/2022	1,018	1,456	1,668	0.16
Tank Holding Corp.	^	(6)(12)	Capital Equipment	3/26/2019	850	—	3,396	0.33
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	11,259	11,148	11,259	1.07
Turbo Buyer, Inc.	^	(6)(12)	Auto Aftermarket & Services	12/2/2019	1,925	933	1,649	0.16
TW LRW Holdings, LLC	#	(6)(12)	Business Services	6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	^	(6)(12)	Business Services	11/30/2018	640	640	805	0.08
Zenith American Holding, Inc.	^	(6)(12)	Business Services	12/13/2017	440	211	554	0.05
Equity Investments Total						$62,906	$63,568	6.11%
Total investments—non-controlled/non-affiliated						$1,737,333	$1,698,453	163.31%
Total investments						$1,737,333	$1,698,453	163.31%
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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. As of June 30, 2024, the reference rates for variable rate loans were the 30-day SOFR at 5.34%, the 90-day SOFR at 5.32%, the 180-day SOFR at 5.27%, the daily SONIA at 5.20%, the 90-day EURIBOR at 3.71% and the 30-day CORRA at 4.80%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $63,568, or 6.11% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of June 30, 2024.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
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
(11)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(12)Represents a non-income producing security as of June 30, 2024.
(13)As of June 30, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ACR Group Borrower, LLC	Delayed Draw	0.75%	$517	$(5)
ADPD Holdings, LLC	Delayed Draw	1.00	5,756	(645)
ADPD Holdings, LLC	Revolver	0.50	568	(64)
Advanced Web Technologies Holding Company	Revolver	0.50	1,511	15
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	395	8
Alpine Acquisition Corp II	Revolver	0.50	689	(59)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,113	(15)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(3)
Applied Technical Services, LLC	Revolver	0.50	66	—
Appriss Health, LLC	Revolver	0.50	2,730	(36)
Ardonagh Midco 3 PLC (United Kingdom)	Delayed Draw	1.00	169	(3)
Ascend Buyer, LLC	Revolver	0.50	856	(6)
Associations, Inc.	Delayed Draw	—	508	(1)
Associations, Inc.	Revolver	0.50	407	—
Athlete Buyer, LLC	Delayed Draw	1.00	4,369	(95)
Atlas US Finco, Inc.	Revolver	0.50	134	1
Avalara, Inc.	Revolver	0.50	1,350	20
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	894	(6)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	(3)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	0.35%	$913	$(27)
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	778	—
Bradyifs Holdings, LLC	Delayed Draw	1.00	600	(2)
Bradyifs Holdings, LLC	Revolver	0.50	1,215	(4)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£37	1
Celerion Buyer, Inc.	Delayed Draw	1.00	249	2
Celerion Buyer, Inc.	Revolver	0.50	125	1
Chartis Holding, LLC	Revolver	0.50	2,401	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	215	4
CircusTrix Holdings, LLC	Revolver	0.50	538	11
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	29,059	(436)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	—
Coupa Holdings, LLC	Delayed Draw	1.50	193	(1)
Coupa Holdings, LLC	Revolver	0.50	148	—
CST Holding Company	Revolver	0.50	212	4
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Ellkay, LLC	Revolver	0.50	1,071	(132)
Essential Services Holding Corporation	Delayed Draw	1.00	149	(1)
Essential Services Holding Corporation	Revolver	0.50	93	(1)
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(18)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	—
Excelitas Technologies Corp.	Revolver	0.50	739	(6)
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	0.50	107	—
GS AcquisitionCo, Inc.	Revolver	0.50	45	—
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	—
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,056	(4)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(125)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50	640	—
HS Spa Holdings Inc.	Revolver	0.50	948	1
Icefall Parent, Inc.	Revolver	0.50	744	(9)
iCIMS, Inc.	Delayed Draw	—	4,943	—
iCIMS, Inc.	Revolver	0.50	2,204	—
IQN Holding Corp.	Revolver	0.50	432	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Kaseya, Inc.	Delayed Draw	1.00%		$1,019	$—
Kaseya, Inc.	Revolver	0.50		1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50		211	(15)
LVF Holdings, Inc.	Revolver	0.38		2,919	(1)
Material Holdings, LLC	Revolver	—		192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50		631	(7)
NEFCO Holding Company LLC	Revolver	0.50		687	—
North Haven Fairway Buyer, LLC	Delayed Draw	1.00		8,153	(103)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		1,681	(18)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,552	(28)
Oak Purchaser, Inc.	Revolver	0.50		584	(9)
Oranje Holdco, Inc.	Revolver	0.50		503	5
PDI TA Holdings, Inc	Delayed Draw	0.50		528	(5)
PDI TA Holdings, Inc	Revolver	0.50		232	(2)
Pestco Intermediate, LLC	Delayed Draw	1.00		515	7
Pestco Intermediate, LLC	Revolver	0.50		119	2
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(16)
Prophix Software Inc. (Canada)	Delayed Draw	—		1,742	(17)
Prophix Software Inc. (Canada)	Revolver	0.50		2,658	(25)
Pushpay USA Inc.	Revolver	0.50		617	3
PXO Holdings I Corp.	Revolver	0.50		460	(3)
QNNECT, LLC	Delayed Draw	1.00		662	13
Quantic Electronics, LLC	Revolver	1.00		690	(8)
Radwell Parent, LLC	Revolver	0.38		267	1
RSC Acquisition, Inc.	Revolver	0.50		1,096	(22)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	—
Smarsh Inc.	Delayed Draw	1.00		408	—
Smarsh Inc.	Revolver	0.50		106	—
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Delayed Draw	1.00		6,400	96
Spotless Brands, LLC	Revolver	0.50		658	7
Summit Acquisition, Inc.	Delayed Draw	1.00		687	14
Summit Acquisition, Inc.	Revolver	0.50		344	7
Tank Holding Corp.	Revolver	0.38		828	(8)
Trader Corporation (Canada)	Revolver	0.50	C$	91	2
Tufin Software North America, Inc.	Delayed Draw	—		391	(2)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Tufin Software North America, Inc.	Revolver	0.50%	$1,339	$(8)
Turbo Buyer, Inc.	Revolver	0.50	1,075	(48)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00	1,397	(21)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50	268	(4)
US INFRA SVCS Buyer, LLC	Revolver	1.00	2,975	(273)
U.S. Legal Support, Inc.	Revolver	0.50	284	(3)
Vensure Employee Services, Inc.	Delayed Draw	1.00	1,610	(6)
Wineshipping.com LLC	Revolver	0.50	238	(27)
World 50, Inc.	Revolver	0.50	860	(10)
Total unfunded commitments			$148,911	$(2,173)

The type of investments as of June 30, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,540,704	$1,508,086	88.8%
Second Lien Debt	133,723	126,799	7.5
Equity Investments	62,906	63,568	3.7
Total	$1,737,333	$1,698,453	100.0%
The rate type of debt investments as of June 30, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,671,884	$1,632,342	99.8%
Fixed Rate	2,543	2,543	0.2
Total	$1,674,427	$1,634,885	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)
The industry composition of investments as of June 30, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$113,694	$107,370	6.3%
Auto Aftermarket & Services	104,540	96,051	5.7
Beverage & Food	78,998	74,039	4.4
Business Services	163,129	163,909	9.7
Capital Equipment	53,167	57,527	3.4
Chemicals, Plastics & Rubber	47,118	47,975	2.8
Construction & Building	59,210	58,739	3.5
Consumer Goods: Durable	4,780	4,581	0.3
Consumer Goods: Non-Durable	4,637	4,783	0.3
Consumer Services	151,513	145,100	8.5
Containers, Packaging & Glass	78,831	72,361	4.3
Diversified Financial Services	95,102	94,981	5.6
Energy: Oil & Gas	11,148	11,259	0.7
Environmental Industries	72,522	68,942	4.1
Healthcare & Pharmaceuticals	144,008	142,772	8.4
High Tech Industries	62,039	62,099	3.7
Leisure Products & Services	156,837	149,305	8.8
Media: Advertising, Printing & Publishing	37,998	38,417	2.3
Retail	24,019	24,437	1.4
Software	230,808	231,959	13.3
Sovereign & Public Finance	78	81	0.0
Telecommunications	626	631	0.0
Transportation: Cargo	23,054	21,262	1.3
Wholesale	19,477	19,873	1.2
Total	$1,737,333	$1,698,453	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)
The geographical composition of investments as of June 30, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$3,628	$3,709	0.2%
Canada	116,107	117,322	6.9
Luxembourg	76,466	70,961	4.2
Sweden	1,168	257	0.0
United Kingdom	59,226	55,447	3.2
United States	1,480,738	1,450,757	85.5
Total	$1,737,333	$1,698,453	100.0%
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	$79	$78	$79	0.01%
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(9)	Diversified Financial Services	SONIA	5.25%, 3.43% PIK	13.87%	2/28/2022	2/28/2029	£7,593	9,899	9,630	0.87
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(6)(13)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£1,964	2,277	2,476	0.22
Harbour Benefit Holdings, Inc.	+#	(2)(3)(11)(13)	Business Services	SOFR	5.00%	10.51%	12/13/2017	12/13/2024	8,159	8,146	8,088	0.73
Heartland Home Services, Inc.	#	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.11%	2/10/2022	12/15/2026	4,004	3,978	3,825	0.35
Heartland Home Services, Inc.	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	31,292	30,932	29,979	2.72
Hercules Borrower LLC	^+	(2)(3)(11)(13)	Environmental Industries	SOFR	6.25%	11.70%	12/14/2020	12/14/2026	18,081	17,801	18,081	1.64
Hoosier Intermediate, LLC	^#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	16,191	15,913	15,591	1.41
HS Spa Holdings Inc.	^+	(2)(3)(13)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	8,613	8,453	8,619	0.78
iCIMS, Inc.	^+#	(2)(3)(13)	Software	SOFR	7.25%	12.62%	8/18/2022	8/18/2028	27,165	26,781	27,142	2.46
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(6)	Leisure Products & Services	EURIBOR	9.00%	12.96%	5/28/2021	5/28/2027	€33,000	39,377	36,339	3.29
Integrity Marketing Acquisition, LLC	+#	(2)(3)(11)	Diversified Financial Services	SOFR	6.05%	11.54%	8/7/2020	8/27/2026	31,859	31,695	31,422	2.85
IQN Holding Corp.	^+	(2)(3)(13)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	6,905	6,843	6,936	0.63
iRobot Corporation	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	0.46
Jeg's Automotive, LLC	#	(2)(3)(11)	Auto Aftermarket & Services	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	16,411	16,175	14,117	1.28
Kaseya, Inc.	+	(2)(3)(13)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	36,346	35,704	36,352	3.30
Lifelong Learner Holdings, LLC	+#	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.28%	10/18/2019	10/18/2026	51,438	50,971	47,177	4.28
LinQuest Corporation	#	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.23%	7/28/2021	7/28/2028	9,775	9,635	9,372	0.85
LVF Holdings, Inc.	+#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	38,970	38,439	38,333	3.47
Material Holdings, LLC	#	(2)(3)(11)(13)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	15,959	15,742	15,342	1.39
Maverick Acquisition, Inc.	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	43,081	42,537	33,759	3.06
Medical Manufacturing Technologies, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	15,340	15,120	15,340	1.39
NEFCO Holding Company LLC	+#	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	13,520	13,288	13,555	1.23
NEFCO Holding Company LLC	^	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	754	660	766	0.07
North Haven Fairway Buyer, LLC	^+#	(2)(3)(13)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	15,941	15,455	16,180	1.47
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.02
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	7,309	7,247	7,083	0.64

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Oranje Holdco, Inc.	+	(2)(3)(13)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	$4,026	$3,925	$4,061	0.37%
Park County Holdings, LLC	+	(2)(3)(9)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029	30,000	29,391	29,385	2.66
Performance Health Holdings, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.32%	7/12/2021	7/12/2027	6,444	6,361	6,419	0.58
Pestco Intermediate, LLC	#	(2)(3)(11)(13)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028	1,839	1,772	1,817	0.16
PF Atlantic Holdco 2, LLC	#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027	36,665	36,122	35,718	3.24
PF Growth Partners, LLC	+#	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.45%	7/1/2019	7/11/2025	6,325	6,298	6,285	0.57
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029	7,406	6,748	6,536	0.59
Prophix Software Inc. (Canada)	^+	(2)(3)(6)(11)(13)	Software	SOFR	6.50%	11.96%	2/1/2021	2/1/2026	17,708	17,466	17,708	1.61
Prophix Software Inc. (Canada)	^	(2)(3)(6)(11)(13)	Software	SOFR	6.50%	11.83%	11/21/2023	2/1/2026	—	—	—	—
Pushpay USA Inc.	#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030	8,005	7,762	7,968	0.72
PXO Holdings I Corp.	^+	(2)(3)(11)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028	8,449	8,306	8,245	0.75
QNNECT, LLC	#	(2)(3)(13)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029	2,651	2,564	2,711	0.25
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	11/19/2020	11/19/2026	15,711	15,528	15,270	1.38
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	3/1/2021	3/1/2027	9,725	9,609	9,452	0.86
Radwell Parent, LLC	#	(2)(3)(13)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029	4,675	4,545	4,704	0.43
Regency Entertainment, Inc.	+	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.95%	7/5/2023	6/23/2028	10,000	9,769	9,927	0.90
RSC Acquisition, Inc.	+#	(2)(3)(11)(13)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2019	11/1/2029	33,209	32,889	32,986	2.99
Sapphire Convention, Inc.	^#	(2)(3)(11)(13)	Telecommunications	SOFR	6.00%	11.53%	11/20/2018	11/20/2025	27,479	27,301	27,479	2.49
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029	158	152	156	0.01
Smarsh Inc.	^+	(2)(3)(13)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029	3,673	3,605	3,627	0.33
SPay, Inc.	^+	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026	26,673	26,605	23,067	2.09
Speedstar Holding, LLC	+#	(2)(3)(11)	Auto Aftermarket & Services	SOFR	7.25%	12.79%	1/22/2021	1/22/2027	29,922	29,512	29,898	2.71
Spotless Brands, LLC	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028	13,888	13,651	13,898	1.26
Spotless Brands, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.75%	12.08%	6/21/2022	7/25/2028	—	(507)	190	0.02
Summit Acquisition, Inc.	#	(2)(3)(13)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030	2,970	2,859	2,987	0.27
Tank Holding Corp.	^+	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2022	3/31/2028	16,415	16,156	16,021	1.45
TCFI Aevex LLC	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2020	3/18/2026	28,264	28,022	28,062	2.54

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Trader Corporation (Canada)	+#	(2)(3)(6)(13)	Auto Aftermarket & Services	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	1,199	$861	$916	0.08%
Tufin Software North America, Inc.	^+#	(2)(3)(11)(13)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		27,802	27,335	27,554	2.50
Turbo Buyer, Inc.	+#	(2)(3)(13)	Auto Aftermarket & Services	SOFR	6.00%	11.50%	12/2/2019	12/2/2025		41,566	41,161	40,998	3.72
U.S. Legal Support, Inc.	^+	(2)(3)(11)(13)	Business Services	SOFR	5.75%	11.11%	11/30/2018	11/30/2024		21,642	21,566	21,344	1.93
US INFRA SVCS Buyer, LLC	+#	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2020	4/13/2026		52,814	52,352	48,647	4.41
USALCO, LLC	#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		980	967	980	0.09
USR Parent Inc.	+	(2)(3)(9)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027		3,778	3,751	3,740	0.34
Vensure Employee Services, Inc.	^	(2)(3)(13)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027		610	536	535	0.05
Westfall Technik, Inc.	^+#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2018	9/13/2024		33,655	33,511	31,019	2.81
Wineshipping.com LLC	#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027		15,746	15,524	14,674	1.33
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027		440	434	427	0.04
YLG Holdings, Inc.	+	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.48%	9/30/2020	11/1/2025		9,702	9,560	9,702	0.88
First Lien Debt Total											$1,648,818	$1,572,751	142.56%
Second Lien Debt (10.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(6)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028		$8,780	$8,665	$8,670	0.79%
AI Convoy S.A.R.L (United Kingdom)	+#	(2)(3)(6)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2020	1/17/2028		30,327	29,915	30,479	2.75
Aimbridge Acquisition Co., Inc.	+	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.96%	2/1/2019	2/1/2027		21,047	20,781	19,769	1.79
AP Plastics Acquisition Holdings, LLC	+	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029		38,180	37,360	37,640	3.41
AQA Acquisition Holdings, Inc.	+	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.98%	5/14/2021	3/3/2029		5,538	5,435	5,538	0.50
Outcomes Group Holdings, Inc.	#	(2)	Business Services	SOFR	7.50%	13.04%	10/23/2018	10/26/2026		1,731	1,729	1,731	0.16
PAI Holdco, Inc.	+	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	13.03%	10/28/2020	10/28/2028		14,377	14,102	13,449	1.22
Quartz Holding Company	+	(2)(11)	Software	SOFR	8.00%	13.46%	4/2/2019	4/2/2027		11,900	11,782	11,900	1.08
Stonegate Pub Company Bidco Limited (United Kingdom)	+	(2)(6)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028		£20,000	24,876	22,204	2.01
TruGreen Limited Partnership	+	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.14%	11/16/2020	11/2/2028		13,000	12,819	12,082	1.10
World 50, Inc.	#	(10)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027		23,017	22,744	23,017	2.09
Second Lien Debt Total											$190,208	$186,479	16.90%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)			Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.4% of fair value)
ANLG Holdings, LLC	^		(7)(14)	Capital Equipment	6/22/2018	592	$592	$1,027	0.09%
Appriss Health, LLC	^		(7)	Healthcare & Pharmaceuticals	5/6/2021	1	559	543	0.05
Atlas Ontario LP (Canada)	^		(6)(7)(14)	Business Services	4/7/2021	5,114	5,114	5,114	0.46
Blackbird Holdco, Inc.	^		(7)	Capital Equipment	12/14/2021	8	8,209	8,049	0.73
Buckeye Parent, LLC	^		(7)(14)	Auto Aftermarket & Services	12/22/2021	442	442	43	0.00
Chartis Holding, LLC	^		(7)(14)	Business Services	5/1/2019	433	421	637	0.06
Cority Software Inc. (Canada)	^		(6)(7)(14)	Software	7/2/2019	250	250	696	0.06
ECP Parent, LLC	^		(7)(14)	Healthcare & Pharmaceuticals	3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^		(7)(14)	Beverage & Food	10/29/2021	4	307	218	0.02
Integrity Marketing Group, LLC	^		(7)	Diversified Financial Services	12/21/2021	18,530	18,369	17,824	1.62
NearU Holdings LLC	^		(7)(14)	Consumer Services	8/16/2022	25	2,470	1,139	0.10
NEFCO Holding Company LLC	^		(7)	Construction & Building	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^		(7)(14)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^		(7)(14)	Capital Equipment	7/21/2021	36	364	910	0.08
Picard Parent, Inc.	^		(7)	High Tech Industries	9/30/2022	3	2,896	3,188	0.29
Profile Holdings I, LP	^		(7)(14)	Chemicals, Plastics & Rubber	3/8/2022	3	262	246	0.02
Sinch AB (Sweden)	^		(6)(7)(14)	High Tech Industries	3/26/2019	106	1,168	395	0.04
Summit K2 Midco, Inc.	^		(7)(14)	Diversified Financial Services	4/27/2023	61	61	81	0.01
Talon MidCo 1 Limited	^	^	(7)(14)	Software	8/17/2022	1,018	1,456	1,694	0.15
Tank Holding Corp.	^	^	(7)(14)	Capital Equipment	3/26/2019	850	—	2,862	0.26
Titan DI Preferred Holdings, Inc.	^		(7)	Energy: Oil & Gas	2/11/2020	10,534	10,412	10,534	0.95
Turbo Buyer, Inc.	^		(7)(14)	Auto Aftermarket & Services	12/2/2019	1,925	933	2,501	0.23
U.S. Legal Support Investment Holdings, LLC	^		(7)(14)	Business Services	11/30/2018	640	641	722	0.07
W50 Parent LLC	^		(7)(14)	Business Services	1/10/2020	500	190	1,237	0.11
Zenith American Holding, Inc.	^		(7)(14)	Business Services	12/13/2017	440	214	530	0.05
Equity Investments Total							$58,253	$61,088	5.54%
Total investments—non-controlled/non-affiliated							$1,897,279	$1,820,318	165.00%
Total investments							$1,897,279	$1,820,318	165.00%
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50%	£43	$1
Celerion Buyer, Inc.	Delayed Draw	2.00	249	2
Celerion Buyer, Inc.	Revolver	0.50	125	1
Chartis Holding, LLC	Revolver	0.50	1,103	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(4)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,075	3
CircusTrix Holdings, LLC	Revolver	0.50	538	1
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	815	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(10)
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(8)
CST Holding Company	Revolver	0.50	212	2
Denali Midco 2, LLC	Delayed Draw	1.00	876	—
Diligent Corporation	Revolver	0.50	22	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(33)
Ellkay, LLC	Revolver	0.50	1,786	(250)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(12)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	(1)
Excelitas Technologies Corp.	Revolver	0.50	286	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(69)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(12)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£921	(5)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(9)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(107)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(77)
HS Spa Holdings Inc.	Revolver	0.50	1,141	1
iCIMS, Inc.	Delayed Draw	—	5,470	—
iCIMS, Inc.	Revolver	0.50	2,040	(2)
IQN Holding Corp.	Delayed Draw	1.00	395	2
IQN Holding Corp.	Revolver	0.50	489	2
Kaseya, Inc.	Delayed Draw	1.00	1,076	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	4	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
LVF Holdings, Inc.	Revolver	0.38%		$2,919	$(44)
Material Holdings, LLC	Revolver	1.00		460	(17)
Medical Manufacturing Technologies, LLC	Revolver	0.50		103	—
NEFCO Holding Company LLC	Delayed Draw	1.00		4,078	10
NEFCO Holding Company LLC	Revolver	0.50		807	2
North Haven Fairway Buyer, LLC	Delayed Draw	0.50		6,683	67
North Haven Fairway Buyer, LLC	Revolver	0.50		1,269	13
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		4,781	(86)
Oak Purchaser, Inc.	Delayed Draw	0.50		166	(5)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		503	4
Pestco Intermediate, LLC	Delayed Draw	2.00		694	(6)
Pestco Intermediate, LLC	Revolver	0.50		119	(1)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(66)
Prophix Software Inc. (Canada)	Delayed Draw	—		505	—
Prophix Software Inc. (Canada)	Revolver	0.50		2,658	—
Pushpay USA Inc.	Revolver	0.50		617	(3)
PXO Holdings I Corp.	Delayed Draw	1.00		443	(9)
PXO Holdings I Corp.	Revolver	0.50		657	(14)
QNNECT, LLC	Delayed Draw	1.00		662	12
Radwell Parent, LLC	Revolver	0.38		279	2
RSC Acquisition, Inc.	Revolver	0.50		1,096	(7)
Sapphire Convention, Inc.	Revolver	0.50		4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		408	(4)
Smarsh Inc.	Revolver	0.50		204	(2)
Spotless Brands, LLC	Delayed Draw	1.00		20,000	190
Spotless Brands, LLC	Revolver	0.50		859	1
Summit Acquisition, Inc.	Delayed Draw	1.00		687	3
Summit Acquisition, Inc.	Revolver	0.50		344	2
Tank Holding Corp.	Revolver	0.38		607	(14)
Trader Corporation (Canada)	Revolver	0.50	C$	91	1
Tufin Software North America, Inc.	Delayed Draw	—		132	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(11)
Turbo Buyer, Inc.	Revolver	0.50		2,151	(28)
U.S. Legal Support, Inc.	Revolver	0.50		567	(8)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Vensure Employee Services, Inc.	Delayed Draw	1.00%	$4,389	$(66)
Wineshipping.com LLC	Revolver	0.50	238	(16)
Total unfunded commitments			$138,966	$(1,513)
(14)Represents a non-income producing security as of December 31, 2023.

As of December 31, 2023, the type of investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,648,818	$1,572,751	86.4%
Second Lien Debt	190,208	186,479	10.2
Equity Investments	58,253	61,088	3.4
Total	$1,897,279	$1,820,318	100.0%
The rate type of debt investments as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,816,282	$1,736,213	98.7%
Fixed Rate	22,744	23,017	1.3
Total	$1,839,026	$1,759,230	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
The industry composition of investments as of December 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$137,810	$129,105	7.1%
Auto Aftermarket & Services	103,186	101,922	5.6
Beverage & Food	79,146	75,429	4.1
Business Services	208,018	205,726	11.3
Capital Equipment	54,492	58,237	3.2
Chemicals, Plastics & Rubber	80,406	78,130	4.3
Construction & Building	56,339	56,415	3.1
Consumer Goods: Durable	5,373	5,552	0.3
Consumer Goods: Non-Durable	4,640	4,731	0.3
Consumer Services	126,397	123,378	6.8
Containers, Packaging & Glass	77,368	69,168	3.8
Diversified Financial Services	118,997	119,097	6.5
Energy: Oil & Gas	10,412	10,534	0.6
Environmental Industries	75,168	71,892	3.9
Healthcare & Pharmaceuticals	180,231	137,511	7.6
High Tech Industries	62,964	63,202	3.5
Leisure Products & Services	146,127	138,468	7.6
Media: Advertising, Printing & Publishing	39,160	39,312	2.2
Retail	29,585	29,993	1.6
Software	227,377	228,824	12.6
Sovereign & Public Finance	78	79	0.0
Telecommunications	31,729	31,941	1.8
Transportation: Cargo	22,419	21,680	1.2
Utilities: Electric	920	902	0.0
Wholesale	18,937	19,090	1.0
Total	$1,897,279	$1,820,318	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
The geographical composition of investments as of December 31, 2023 was as follows:

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
As of June 30, 2024
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
Effective March 3, 2017, the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and effective March 29, 2022 the Company’s name was changed to Carlyle Credit Solutions, Inc. In connection therewith, the Company has adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to our shareholders. None of the Company’s policies are fundamental, and thus may be changed without shareholder approval.
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
Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”) is a Delaware limited liability company that was formed on June 4, 2024. The 2024-1 Issuer is a wholly owned subsidiary of the Company that will invest in first and second lien senior secured loans, and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.
Certain prior period disclosures within the Consolidated Schedule of Investments have been amended to conform to the current period presentation.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2024 and December 31, 2023, the Company held restricted cash balances of $68,069 and $45,508, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of June 30, 2024 and December 31, 2023, approximately $1,343 and $1,758, respectively, of the restricted cash balances were denominated in a foreign currency. As of June 30, 2024 and December 31, 2023, the cost of foreign currencies was $3,095 and $1,753, respectively. As of June 30, 2024 and December 31, 2023, the fair value of foreign currencies was $3,073 and $1,780, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $230,009 and $290,154, respectively, which represents approximately 13.5% and 15.9% respectively, of total investments at fair value. For the three and six months ended June 30, 2024, the Company earned $4,307 and $8,237 in PIK income, respectively. For the three and six months ended June 30, 2023, the Company earned $2,874 and $5,647 in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2024, the Company earned $923, and $2,893, respectively, in other income, primarily from amendment fees and prepayment fees. For the three and six months ended June 30, 2023, the Company earned $701 and $3,019, respectively, in other income, primarily from prepayment fees and commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio on non-accrual status was $10,922 and $9,122, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2024 and December 31, 2023 and for the periods then ended.
Credit Facilities — Related Costs, Expenses and Deferred Financing Costs
The SPV and SPV2 have each entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and the “SPV2 Credit Facility,” respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. The Credit Facilities are recorded at carrying value, which approximates fair value.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024, the Company incurred $460 and $841, respectively, in excise tax expense. For the three and six months ended June 30, 2023, the Company incurred $298 and $401, respectively, in excise tax expense.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of June 30, 2024 and audited consolidated financial statements as of December 31, 2023.
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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2024 and 2023, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,508,086	$1,508,086
Second Lien Debt	—	—	126,799	126,799
Equity Investments	—	—	63,568	63,568
Total	$—	$—	$1,698,453	$1,698,453

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,572,751	$1,572,751
Second Lien Debt	—	—	186,479	186,479
Equity Investments	—	—	61,088	61,088
Total	$—	$—	$1,820,318	$1,820,318
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,581,711	$153,474	$62,727	$1,797,912
Purchases	49,435	2,961	1,152	53,548
Sales	(24,873)	—	(78)	(24,951)
Paydowns	(96,899)	(25,836)	—	(122,735)
Accretion of discount	1,846	406	32	2,284
Net realized gains (losses)	(1,850)	—	78	(1,772)
Net change in unrealized appreciation (depreciation)	(1,284)	(4,206)	(343)	(5,833)
Balance, end of period	$1,508,086	$126,799	$63,568	$1,698,453
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(3,665)	$(4,204)	$(343)	$(8,212)

	Financial Assets
	For the six months ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,572,751	$186,479	$61,088	$1,820,318
Purchases	125,400	3,367	7,697	136,464
Sales	(37,521)	—	(1,480)	(39,001)
Paydowns	(156,698)	(60,753)	(2,739)	(220,190)
Accretion of discount	3,877	901	133	4,911
Net realized gains (losses)	(43,172)	—	1,042	(42,130)
Net change in unrealized appreciation (depreciation)	43,449	(3,195)	(2,173)	38,081
Balance, end of period	$1,508,086	$126,799	$63,568	$1,698,453
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(476)	$(2,802)	$(834)	$(4,112)

	Financial Assets
	For the three months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,692,273	$257,179	$72,953	$2,022,405
Purchases	28,061	383	1,298	29,742
Sales	(9,950)	—	(1,495)	(11,445)
Paydowns	(86,440)	—	(4)	(86,444)
Accretion of discount	2,249	229	20	2,498
Net realized gains (losses)	17	—	1,189	1,206
Net change in unrealized appreciation (depreciation)	(27,629)	2,744	(1,634)	(26,519)
Balance, end of period	$1,598,581	$260,535	$72,327	$1,931,443
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(27,371)	$2,744	$(490)	$(25,117)

	Financial Assets
	For the six months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,755,773	$260,934	$74,164	$2,090,871
Purchases	59,973	706	2,812	63,491
Sales	(30,022)	(6,372)	(1,495)	(37,889)
Paydowns	(156,354)	(1,000)	(2,479)	(159,833)
Accretion of discount	4,830	399	64	5,293
Net realized gains (losses)	(902)	(49)	992	41
Net change in unrealized appreciation (depreciation)	(34,717)	5,917	(1,731)	(30,531)
Balance, end of period	$1,598,581	$260,535	$72,327	$1,931,443
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(34,899)	$5,917	$210	$(28,772)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2024 and December 31, 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	June 30, 2024			Low	High
Investments in First Lien Debt	$1,390,731	Discounted Cash Flow	Discount Rate	7.21%	20.07%	12.14%
	28,280	Consensus Pricing	Indicative Quotes	89.00%	99.90%	96.18%
	89,075	Income Approach	Discount Rate	10.45%	14.19%	12.09%
		Market Approach	Comparable Multiple	7.75x	13.20x	10.24x
Total First Lien Debt	1,508,086
Investments in Second Lien Debt	114,311	Discounted Cash Flow	Discount Rate	10.05%	19.24%	14.38%
	12,488	Consensus Pricing	Indicative Quotes	76.50%	99.50%	81.18%
Total Second Lien Debt	126,799
Investments in Equity	39,301	Income Approach	Discount Rate	13.31%	14.47%	13.78%
	24,267	Market Approach	Comparable Multiple	6.00x	17.75x	10.61x
Total Equity Investments	63,568
Total Level 3 Investments	$1,698,453

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2023			Low	High
Investments in First Lien Debt	$1,433,143	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.90%
	59,234	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.83%
	80,374	Income Approach	Discount Rate	10.75%	13.26%	12.39%
		Market Approach	Comparable Multiple	9.48x	12.34x	10.61x
Total First Lien Debt	1,572,751
Investments in Second Lien Debt	163,462	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.96%
	23,017	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Total Second Lien Debt	186,479
Investments in Equity	61,088	Income Approach	Discount Rate	13.06%	14.47%	13.67%
		Market Approach	Comparable Multiple	6.25x	18.00x	7.92x
Total Equity Investments	61,088
Total Level 3 Investments	$1,820,318
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
Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Base management fees	$2,505	$2,709	$5,151	$5,456
Net investment income incentive fees	4,509	4,923	9,430	9,949
Total base management fees and incentive fees	$7,014	$7,632	$14,581	$15,405
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
As of June 30, 2024 and December 31, 2023, $7,015 and $7,847, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2024, the Company incurred $500 and $965, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred $314 and $441, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $926 and $1,863, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three and six months ended June 30, 2024, the Company incurred $226 and $429, respectively, in fees under the State Street Sub-Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred $178 and $401, respectively in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $405 and $806, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and six months ended June 30, 2024, TCG had no placement fees accrued from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock. For the three and six months ended June 30, 2023, TCG received $727 and $1,507, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock, and TCG paid the amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an audit committee and a pricing committee of the Board of Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2024, the Company incurred $83 and $168, respectively, in fees and expenses associated with its Directors’ services on the Company’s Board of Directors and its committees. For the three and six months ended June 30, 2023, the Company incurred $68 and $146, respectively, in fees and expenses associated with its Directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, no fees or expenses associated with its Independent Directors were payable.
5. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2024 and December 31, 2023, asset coverage was 242.0% and 246.2%, respectively, and both facilities were in compliance with all covenants and other requirements of their respective credit facility agreements.
Below is a summary of the borrowings and repayments under the Credit Facilities for the three and six months ended June 30, 2024 and 2023, and the outstanding balances under the Credit Facilities for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Outstanding borrowing, beginning of period	$782,464	$949,604	$754,747	$982,404
Borrowings	73,187	68,000	169,229	139,000
Repayments	(123,000)	(113,000)	(190,000)	(217,886)
Foreign currency translation	(277)	1,428	(1,602)	2,514
Outstanding borrowing, end of period	$732,374	$906,032	$732,374	$906,032
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019. The SPV Credit Facility was most recently amended and restated on June 4, 2024, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $550,000 ($700,000 prior to the June 4, 2024 amendment), as of June 30, 2024, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through October 15, 2026 (October 15, 2024 prior to the June 4, 2024 amendment), and a maturity date of April 3, 2028 (April 1, 2026 prior to the June 4, 2024 amendment), with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.54% (2.50% prior to the June 4, 2024 amendment) per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was most recently amended and restated on June 29, 2023, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of June 30, 2024, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2025 and a maturity date of March 7, 2030. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$550,000	$402,074	$147,926	$100,966
SPV2 Credit Facility	550,000	330,300	219,700	71,253
Total	$1,100,000	$732,374	$367,626	$172,219

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$424,447	$275,553	$107,156
SPV2 Credit Facility	550,000	330,300	219,700	118,872
Total	$1,250,000	$754,747	$495,253	$226,028
(1)The unused portion is the amount upon which commitment fees are based.

(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2024 and 2023, the components of interest expense and credit facility fees were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$14,160	$17,350	$28,585	$33,834
Facility unused commitment fee	1,028	333	2,246	712
Amortization of deferred financing costs	447	421	903	842
Total interest expense and credit facility fees	$15,635	$18,104	$31,734	$35,388
Cash paid for interest expense and credit facility fees	$13,181	$16,961	$32,165	$32,380

Weighted average debt principal outstanding	$722,349	$932,488	$729,319	$942,360
Weighted average interest rate(1)	7.75%	7.36%	7.75%	7.14%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of June 30, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2024	December 31, 2023
Interest expense payable	$9,846	$11,011
Unused commitment fees payable	939	971
Interest and credit facility fees payable	$10,785	$11,982
Weighted average interest rate	7.77%	7.82%

6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2024 and December 31, 2023:

	As of
Payment Due by Period	June 30, 2024	December 31, 2023
Less than one year	$—	$—
1-3 years	—	424,447
3-5 years	402,074	—
More than 5 years	330,300	330,300
Total	$732,374	$754,747
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.
As of June 30, 2024 and December 31, 2023, the Company had $20,528 and $25,213, respectively, in total unfunded capital commitments. As of June 30, 2024, $500 of the unfunded capital commitments were from current officers. There were no unfunded capital commitments from current officers as of December 31, 2023.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$87,087	$75,501
Unfunded revolving loan commitments	61,824	63,465
Total unfunded commitments	$148,911	$138,966
7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share, of which 52,619,545 and 56,280,182 were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.
During the three and six months ended June 30, 2024, the Company repurchased and extinguished 2,695,879 shares for $53,405, and 5,746,841 shares for $113,204, respectively, in connection with the tender offers as discussed below.
The following tables summarize capital activity during the three and six months ended June 30, 2024:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2024	54,566,405	$546	$1,112,742	37,858	(43,257)	(26,656)	1,081,233
Common stock issued	701,357	7	13,845	—	—	—	13,852
Dividend reinvestment	47,662	0	934	—	—	—	934
Repurchase of common stock	(2,695,879)	(27)	(53,378)	—	—	—	(53,405)
Net investment income (loss)	—	—	—	31,588	—	—	31,588
Net realized gain (loss)	—	—	—	—	(1,842)	—	(1,842)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(5,557)	(5,557)
Dividends declared	—	—	—	(26,837)	—	—	(26,837)
Balance, June 30, 2024	52,619,545	$526	$1,074,143	$42,609	$(45,099)	$(32,213)	1,039,966

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Common stock issued	1,994,995	20	39,045	—	—	—	39,065
Dividend reinvestment	91,209	0	1,783	—	—	—	1,783
Repurchase of common stock	(5,746,841)	(57)	(113,147)	—	—	—	(113,204)
Net investment income (loss)	—	—	—	66,036	—	—	66,036
Net realized gain (loss)	—	—	—	—	(41,843)	—	(41,843)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	39,582	39,582
Dividends declared	—	—	—	(54,665)	—	—	(54,665)
Balance, June 30, 2024	52,619,545	$526	$1,074,143	$42,609	$(45,099)	$(32,213)	$1,039,966

The following tables summarize capital activity during the three and six months ended June 30, 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2023	56,985,292	$570	$1,160,822	$15,006	$(7,335)	$(45,730)	$1,123,333
Common stock issued	854,675	8	16,812	—	—	—	16,820
Dividend reinvestment	16,319	1	320	—	—	—	321
Repurchase of common stock	(2,043,878)	(21)	(40,264)	—	—	—	(40,285)
Net investment income (loss)	—	—	—	34,469	—	—	34,469
Net realized gain (loss)	—	—	—	—	1,219	—	1,219
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(27,900)	(27,900)
Dividends declared	—	—	—	(28,465)	—	—	(28,465)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(79)	(1,224)	1,303	—	—
Balance, June 30, 2023	55,812,408	$558	$1,137,611	$19,786	$(4,813)	$(73,630)	$1,079,512

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	1,528,999	15	30,015	—	—	—	30,030
Dividend reinvestment	48,587	1	961	—	—	—	962
Repurchase of common stock	(4,161,694)	(42)	(82,006)	—	—	—	(82,048)
Net investment income (loss)	—	—	—	69,715	—	—	69,715
Net realized gain (loss)	—	—	—	—	(119)	—	(119)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(33,005)	(33,005)
Dividends declared	—	—	—	(57,524)	—	—	(57,524)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(79)	(1,224)	1,303	—	—
Balance, June 30, 2023	55,812,408	$558	$1,137,611	$19,786	$(4,813)	$(73,630)	$1,079,512
Share Issuances
The following table summarizes total shares of common stock issued and proceeds related to capital activity during six months ended June 30, 2024 and 2023:

	Shares Issued	Proceeds Received
For the six months ended June 30, 2023
January 6, 2023	674,324	$13,210
April 11, 2023	854,675	16,820
Total	1,528,999	$30,030
For the six months ended June 30, 2024
January 5, 2024	1,293,638	$25,213
April 3, 2024	701,357	13,852
Total	1,994,995	$39,065
On June 21, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance of 1,040,446 shares for an aggregate offering price of approximately $20,528. The shares were issued on July 3, 2024.
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders on shares of common stock purchased in the New Continuous

Offering who do not elect to receive their dividends on such shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the two most recent fiscal years and the current fiscal year to date:

	Shares Issued	Share Value
2023
January 20, 2023	32,268	$641
April 20, 2023	16,319	321
July 21, 2023	28,032	553
October 20, 2023	30,172	583
Total	106,791	$2,098
2024
January 29, 2024	43,547	$849
April 19, 2024	47,662	934
Total	91,209	$1,783
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.
Basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$24,189	$7,788	$63,775	$36,591
Weighted-average shares outstanding	53,276,079	56,297,809	54,357,882	56,956,955
Basic and diluted earnings per share	$0.45	$0.14	$1.17	$0.64
Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
(1)Includes capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly

Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of June 30, 2024, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on March 28, 2024, with a cash payment date of May 10, 2024.
The following summarizes the results of the Quarterly Tender Offers completed during six months ended June 30, 2024 and June 30, 2023 :

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
May 12, 2023	3.5%	$19.71	March 31, 2023	$40,285	2,043,878	3.6%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 11, 2024	3.5%	$19.60	December 31, 2023	$59,799	3,050,962	5.4%
May 10, 2024	3.5%	$19.81	March 31, 2024	$53,405	2,695,879	4.9%

(1)Cash payment date is the date the Company pays cash in repayment of promissory notes issued in exchange for shares acquired by the Company upon completion of the tender offer.
(2)Amounts do not include additional shares for which the Company reserved the right to purchase as part of the Quarterly Tender Offer.
(3)Amount repurchased is inclusive of early repurchase fees, if applicable.
(4)Percentage based on the total shares as of the Repurchase Pricing Date. Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 726,073 shares in the Quarterly Tender Offer that had a March 31, 2024 Repurchase Pricing Date, representing approximately 1.3% of its common stock outstanding as of December 31, 2023. Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 1,109,441 shares in the Quarterly Tender Offer that had a December 31, 2023 Repurchase Pricing Date, representing approximately 2% of its common stock outstanding as of December 31, 2023.
On June 28, 2024, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 1,909,824 shares, representing 3.5% of the number of shares of its common stock outstanding as of March 31, 2024. On July 26, 2024, the Quarterly Tender Offer expired and the Company accepted 789,019 shares for purchase, representing approximately 1.5% of the total number of shares outstanding as of June 30, 2024. The purchase price of the shares tendered is the Company’s net asset value per share as of June 30, 2024, or $19.76 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of June 30, 2024 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30, 2024	June 30, 2023
Per Share Data:
Net asset value per share, beginning of period	$19.60	$19.72
Net investment income (loss) (1)	1.21	1.22
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.04)	(0.58)
Net increase (decrease) in net assets resulting from operations	1.17	0.64
Dividends declared (2)	(1.02)	(1.02)
Other (3)	0.01	—
Net asset value per share, end of period	$19.76	$19.34
Number of shares outstanding, end of period	52,619,545	55,812,408
Total return based on net asset value (4)	6.13%	3.26%
Net assets, end of period	$1,039,966	$1,079,512
Ratio to average net assets:(5)
Expenses before incentive fees	3.82%	3.92%
Expenses after incentive fees	4.70%	4.81%
Net investment income (loss)	6.14%	6.24%
Interest expense and credit facility fees	2.95%	3.16%
Ratios/Supplemental Data:
Asset coverage, end of period	242.00%	219.15%
Portfolio turnover	7.69%	3.13%
Weighted-average shares outstanding	54,357,882	56,956,955
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
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. There was no impact to total return as a result of the offering price of subscriptions during the six months ended June 30, 2024 and 2023.
(5)These ratios to average net assets attributable to Common Stockholders have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2024 and December 31, 2023.
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
Book and tax differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is in accordance with income tax regulations that may differ from US GAAP. As of June 30, 2023, permanent differences primarily due to non-deductible expenses from investments in partnerships and non-deductible excise tax resulted in a net increased in distributable earnings (loss) by $79, and a net decrease in additional paid-in capital in excess of par by $79, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the distributions paid for the six months ended June 30, 2024 and 2023 was follows:

For the six month periods ended
	June 30, 2024	June 30, 2023
Ordinary income	$54,665	$57,524
Long-term capital gains	—	—
Tax return of capital	—	—

For the period from July 1, 2022 to June 30, 2023
Ordinary income	$114,465
Long-term capital gains	3,125
Tax return of capital	—
Income Tax Information and Distributions to Stockholders
As of June 30, 2023, the components of accumulated earnings (deficit) on a tax basis were as follows:

For the period from July 1, 2022 to June 30, 2023
Undistributed ordinary income	$48,453
Undistributed long-term capital gains	—
Other book/tax differences (1)	(28,667)
Capital loss carryforwards	(8,715)
Net unrealized appreciation (depreciation) on investments(2)	(75,542)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	5,814
Total accumulated earnings (deficit)	(58,657)
(1)Consists of dividends payable as well as the unamortized portion of organization costs as of June 30, 2023.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable to the tax treatment of material modifications of debt instruments, and the tax treatment of investments in partnerships.

As of June 30, 2023, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

As of
June 30, 2023
Cost of investments	$2,006,984
Gross unrealized appreciation on investments	19,223
Gross unrealized depreciation on investments	(94,765)
Net unrealized appreciation (depreciation) on investments	$(75,542)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of June 30, 2023, the Company had $8,715 of capital loss carryforwards, none of which were short-term capital loss carryforwards and $8,715 were long-term capital loss carryforwards.
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed elsewhere in these unaudited consolidated financial statements.
On August 7, 2024, the Board of Directors declared a base common stock dividend of $0.21 per share, which is payable on October 18, 2024 to common stockholders of record on August 7, 2024.

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
Second Quarter 2024 Highlights
Quarterly Results
•Net investment income was $31.6 million or $0.59 per share.
•During the quarter, we declared a dividend of $0.51 per share or $26.8 million .
•Net investment income for the three months ended June 30, 2024 declined from the comparable period in the prior year, primarily driven by a decrease in the size of our portfolio.
•The NAV per share decreased to $19.76 as of June 30, 2024, from $19.81 as of March 31, 2024, primarily driven by net unrealized depreciation on the portfolio partially offset by net investment income in excess of our dividend for the quarter.
Portfolio and Investment Activity
•As of June 30, 2024, we held 167 investments across 120 portfolio companies and 24 industries for a total fair value of $1.7 billion.
•During the three months ended June 30, 2024, we had investment fundings of $54.8 million and investment repayments of $148.2 million.
•As of June 30, 2024, non-accrual investments represented 1.0% and 0.6% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended June 30, 2024, we closed $20.5 million in capital commitments and issued 701,357 shares for total proceeds of $13.9 million.
•On May 10, 2024, we repurchased and extinguished 2,695,879 shares for a cost of $53.4 million.
•Total liquidity as of June 30, 2024 was $252.1 million in cash and undrawn debt capacity.
•On June 4, 2024, we amended the SPV Credit Facility which extended maturity from April 1, 2026 to April 3, 2028, and revolving period from October 15, 2024 to October 15, 2026.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per share. For the three months ended June 30, 2024, we recorded basic and diluted earnings per share of $0.45, declared a dividend of $0.51 per share and earned $0.59 of net investment income per share.

The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except per share data):

	For the three months ended
	June 30, 2024	March 31, 2024
Net increase (decrease) in net assets resulting from operations	$24,189	$39,586
Weighted-average shares outstanding	53,276,079	55,439,686
Earnings per share - Basic and Diluted	$0.45	$0.71
For the three months ended June 30, 2024 and March 31, 2024, we declared dividends per share of $0.51 and $0.51, respectively.
As of June 30, 2024 and December 31, 2023, our NAV per share was $19.76 and $19.60, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	For the three months ended
	June 30, 2024	March 31, 2024
Total investment income	$56,274	$60,250
Total expenses (including excise tax expense)	24,686	25,802
Net investment income	$31,588	$34,448
Weighted-average shares outstanding	53,276,079	55,439,686
Net investment income per share	$0.59	$0.62
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of June 30, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Count of investments	133	9	25	167
Investments, at amortized cost	$1,540,704	$133,723	$62,906	$1,737,333
Investments, at fair value	$1,508,086	$126,799	$63,568	$1,698,453
Percentage of total investments at fair value	88.8%	7.5%	3.7%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.3%	12.5%
Second Lien Debt(1)	13.9%	14.6%
Total Debt and Income Producing Investments(1)(2)	12.4%	12.7%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.3% as of June 30, 2024.
(2)Weighted average yield for total investments includes income producing equity investments.

The geographical composition of investments at fair value as of June 30, 2024 were as follows:

Geography—% of Fair Value	As of June 30, 2024
Australia	0.2%
Canada	6.9
Luxembourg	4.2
Sweden	0.0
United Kingdom	3.2
United States	85.5
Total	100.0%
The industry composition of investments at fair value as of June 30, 2024 were as follows:

Industry—% of Fair Value	As of June 30, 2024
Aerospace & Defense	6.3%
Auto Aftermarket & Services	5.7
Beverage & Food	4.4
Business Services	9.7
Capital Equipment	3.4
Chemicals, Plastics & Rubber	2.8
Construction & Building	3.5
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.3
Consumer Services	8.5
Containers, Packaging & Glass	4.3
Diversified Financial Services	5.6
Energy: Oil & Gas	0.7
Environmental Industries	4.1
Healthcare & Pharmaceuticals	8.4
High Tech Industries	3.7
Leisure Products & Services	8.8
Media: Advertising, Printing & Publishing	2.3
Retail	1.4
Software	13.3
Sovereign & Public Finance	0.0
Telecommunications	0.0
Transportation: Cargo	1.3
Wholesale	1.2
Total	100.0%

Our investment activity for the three months ended June 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
June 30, 2024
Investments:
Total investments, beginning of period	$1,830,959
New investments purchased	53,548
Net accretion of discount on investments	2,284
Net realized gain (loss) on investments	(1,772)
Investments sold or repaid	(147,686)
Total Investments, end of period	$1,737,333
Principal amount of investments funded:
First Lien Debt	$50,635
Second Lien Debt	2,972
Equity Investments(1)	1,152
Total	$54,759
Principal amount of investments sold or repaid:
First Lien Debt	$(122,262)
Second Lien Debt	(25,836)
Equity Investments(1)	(78)
Total	$(148,176)
Number of new investment commitments (2)(3)	14
Average new investment commitment amount	$4,852
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the three months ended June 30, 2024, 96.4% of new funded debt investments were at floating interest rates.

See the Consolidated Schedules of Investments as of June 30, 2024 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$11,799	0.7%	$41,719	2.4%
Internal Risk Rating 2	1,359,279	83.1	1,353,019	76.9
Internal Risk Rating 3	252,885	15.5	355,370	20.2
Internal Risk Rating 4	10,922	0.7	9,122	0.5
Internal Risk Rating 5	—	—	—	—
Total	$1,634,885	100.0%	$1,759,230	100.0%
As of June 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of June 30, 2024 and December 31, 2023 two and three of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	165	$1,687,531	99.4%	151	$1,811,196	99.5%
Non-accrual(1)	2	10,922	0.6	3	9,122	0.5
Total	167	$1,698,453	100.0%	154	$1,820,318	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary source of financing consist of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Secured borrowings. Refer to Note 5, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	June 30, 2024	December 31, 2023
SPV Credit Facility	$402,074	$424,447
SPV2 Credit Facility	330,300	330,300
Total	$732,374	$754,747
Weighted average interest rate	7.77%	7.82%
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of June 30, 2024, the maximum principal amount of the SPV Credit Facility was $550,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 3, 2028, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2026. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.54% per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
The SPV Credit Facility consisted of the following as of June 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2024	$550,000	$402,074	$147,926	$100,966	7.69%
December 31, 2023	$700,000	$424,447	$275,553	$107,156	7.72%
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
The SPV2 Credit Facility consisted of the following as of June 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2024	$550,000	$330,300	$219,700	$71,253	7.87%
December 31, 2023	$550,000	$330,300	$219,700	$118,872	7.95%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Consolidated Results of Operations
For the three months ended June 30, 2024 and March 31, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending June 30, 2024 and March 31, 2024, respectively.

	Three Months Ended		Change
	June 30, 2024	March 31, 2024	$
Investment income:
Interest income	$51,044	$54,350	(3,306)
PIK income	4,307	3,930	377
Other income	923	1,970	(1,047)
Total investment income	56,274	60,250	(3,976)
Expenses:
Base management fees	2,505	2,646	(141)
Incentive fees	4,509	4,921	(412)
Professional fees	441	449	(8)
Administrative service fees	500	465	35
Interest expense and credit facility fees	15,635	16,099	(464)
Directors’ fees and expenses	83	85	(2)
Other general and administrative	553	756	(203)
Excise tax expense	460	381	79
Total expenses	24,686	25,802	(1,116)
Net investment income (loss)	31,588	34,448	(2,860)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1,772)	(40,358)	38,586
Net realized currency gain (loss) on non-investment assets and liabilities	(70)	357	(427)
Net change in unrealized appreciation (depreciation) on investments	(5,833)	43,914	(49,747)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	276	1,225	(949)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(7,399)	5,138	(12,537)
Net increase (decrease) in net assets resulting from operations	$24,189	$39,586	(15,397)
Investment Income
The decrease in investment income for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was primarily driven by a decrease in average outstanding investment balance and a decrease in other income. As of June 30, 2024, the size of our portfolio decreased to $1,737,333 from $1,830,959 as of March 31, 2024, at amortized cost. As of both June 30, 2024 and March 31, 2024, the weighted average yield of our total debt and income producing investments was 12.4% and 12.5%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024, two of our debt investments were on non-accrual status at a fair value of $10,922, which represented approximately 0.6% of total investments at fair value. As of March 31, 2024, there were no non-accrual investments.
The decrease in other income for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was primarily driven by lower prepayment and amendment fees.
Expenses
The decrease in interest expense and credit facility fees for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was driven by lower weighted average borrowings outstanding.

The decrease in base management fees for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was driven by a decrease in our net asset value.
The decrease in incentive fees for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was driven by lower pre-incentive fee net investment income.
For the three months ended June 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended June 30, 2024 and March 31, 2024 were as follows:

	Three months ended
	June 30, 2024	March 31, 2024
Realized gains on investments	$86	$4,012
Number of investments with realized gains	3	5
Realized losses on investments	$(1,858)	$(44,370)
Number of investments with realized losses	3	3
Change in unrealized appreciation on investments	$11,752	$56,747
Number of investments with unrealized appreciation	62	88
Change in unrealized depreciation on investments	$(17,585)	$(12,833)
Number of investments with unrealized depreciation	91	65
During the three months ended June 30, 2024, we recognized a realized loss from the restructuring of our investment in Material Holdings, LLC.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three and six months ended June 30, 2024 and June 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three and six month periods ending June 30, 2024 and June 30, 2023:

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023		$2024	2023	$
Investment income:
Interest income	$51,044	$58,101	$(7,057)	$105,394	$114,835	$(9,441)
PIK income	4,307	2,874	1,433	8,237	5,647	2,590
Other income	923	701	222	2,893	3,019	(126)
Total investment income	56,274	61,676	(5,402)	116,524	123,501	(6,977)
Expenses:
Base management fees	2,505	2,709	(204)	5,151	5,456	(305)
Incentive fees	4,509	4,923	(414)	9,430	9,949	(519)
Professional fees	441	369	72	890	911	(21)
Administrative service fees	500	314	186	965	441	524
Interest expense and credit facility fees	15,635	18,104	(2,469)	31,734	35,388	(3,654)
Directors’ fees and expenses	83	68	15	168	146	22
Other general and administrative	553	422	131	1,309	1,094	215
Excise tax expense	460	298	162	841	401	440
Total expenses	24,686	27,207	(2,521)	50,488	53,786	(3,298)
Net investment income (loss)	31,588	34,469	(2,881)	66,036	69,715	(3,679)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1,772)	1,206	(2,978)	(42,130)	41	(42,171)
Net realized currency gain (loss) on non-investment assets and liabilities	(70)	13	(83)	287	(160)	447
Net change in unrealized appreciation (depreciation) on investments	(5,833)	(26,519)	20,686	38,081	(30,531)	68,612
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	276	(1,381)	1,657	1,501	(2,474)	3,975
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(7,399)	(26,681)	19,282	(2,261)	(33,124)	30,863
Net increase (decrease) in net assets resulting from operations	$24,189	$7,788	$16,401	$63,775	$36,591	$27,184
Investment Income
The decrease in investment income for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily driven by a decrease in interest income. As of June 30, 2024, the size of our portfolio decreased to $1,737,333 from $2,010,887 as of June 30, 2023, at amortized cost. As of June 30, 2024 and June 30, 2023, the weighted average yield of our total debt and income producing investments was 12.4% and 12.3%, respectively, based on amortized cost.
Interest and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024 and June 30, 2023, two and three of our debt investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $10,922 and $8,548, which represented 0.6% and 0.4% of total investments at fair value as of June 30, 2024 and June 30, 2023, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2024 and June 30, 2023.
The increase in other income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by higher amendment fees. The decrease in other income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by lower prepayment fees, partially offset by higher amendment fees.

Expenses
The decrease in interest expense and credit facility fees for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily driven by a lower weighted average debt balance.
The decrease in incentive fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily driven by lower pre-incentive fee net investment income.
The decrease in base management fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was driven by lower average gross assets as a result of net repayments on our investments.
For the three and six months ended June 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Realized gains on investments	$86	$1,206	$4,098	1,241
Number of investments with realized gains	3	5	8	7
Realized losses on investments	$(1,858)	$—	$(46,228)	(1,200)
Number of investments with realized losses	3	0	6	4
Change in unrealized appreciation on investments	$11,752	$12,698	$62,698	$30,944
Number of investments with unrealized appreciation	62	92	81	102
Change in unrealized depreciation on investments	$(17,585)	$(39,217)	$(24,617)	$(61,475)
Number of investments with unrealized depreciation	91	61	84	62
During the six months ended June 30, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates. The net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2024 was mainly driven by the reversal of prior period unrealized appreciation (depreciation) related to these two borrowers.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of June 30, 2024, we had $732,374 of outstanding consolidated indebtedness under the Credit Facilities, as previously discussed within Portfolio and Investment Activity - Portfolio Financing.

As of June 30, 2024, we had $252,084 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 5, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
As of June 30, 2024 and December 31, 2023, net financial leverage was 0.64x and 0.66x, respectively.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$79,865	$65,755
Available borrowings under Credit Facilities	172,219	226,028
Total Liquidity	$252,084	$291,783
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under our credit facilities, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, the repurchase of our shares through the Quarterly Tender Offer, and for other general corporate purposes. We believe our current cash position, available capacity on our credit facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facilities. We also repurchase our shares through the Quarterly Tender Offers.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2024 and the audited consolidated financial statements as of December 31, 2023 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2024 and December 31, 2023:

	Par / Principal Amount as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$87,087	$75,501
Unfunded revolving commitments	61,824	63,465
Total unfunded commitments	$148,911	$138,966

Cash Flows
The following table details the net change in our cash and cash equivalents:

For the six months ended
June 30, 2024
Cash flows provided by (used in) operating activities	$171,872
Cash flows provided by (used in) financing activities	(157,762)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,110
During the six months ended June 30, 2024, we paid $121,713 related to cost of investments purchased and received $247,592 in repayments on our investments. Net borrowings on our Credit Facilities during the six months ended June 30, 2024 was $20,771. During the six months ended June 30, 2024, we issued 1,994,995 shares for an aggregate offering price of approximately $39,065 and repurchased and extinguished 5,746,841 shares for an aggregate purchase price of $113,204.
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
Interest Rate Risk
As of June 30, 2024, on a fair value basis, approximately 99.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities are subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of June 30, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2024 and December 31, 2023, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of June 30, 2024 and

December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of June 30, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$50,314	$(21,971)	$28,343	$53,741	$(22,642)	$31,099
Up 200 basis points	$33,543	$(14,647)	$18,896	$35,827	$(15,095)	$20,732
Up 100 basis points	$16,771	$(7,324)	$9,447	$17,914	$(7,547)	$10,367
Down 100 basis points	$(16,771)	$7,324	$(9,447)	$(17,914)	$7,547	$(10,367)
Down 200 basis points	$(33,543)	$14,647	$(18,896)	$(35,827)	$15,095	$(20,732)
Down 300 basis points	$(50,291)	$21,971	$(28,320)	$(53,712)	$22,642	$(31,070)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2024, upon completion of our tender offer that commenced March 28, 2024 we repurchased 2,695,879 shares for a purchase price $19.81 of per share, or approximately $53.4 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Amended And Restated Loan And Security Agreement dated as of June 2, 2021 and Conformed through Amendment No. 3 dated as of June 4, 2024 among Carlyle Credit Solutions SPV LLC (formerly known as TCG BDC II SPV LLC) as borrower, Carlyle Credit Solutions, Inc. (formerly known as TCG BDC II, INC.) as Servicer, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent.(1)

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
* Filed herewith
(1) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on June 10, 2024 (File No.
814-01248)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS, INC.

Dated: August 8, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)