Form 10-Q
period 2024-09-30
Carlyle Credit Solutions, Inc.
filed 2024-11-13
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 13, 2024 was 76,375,313.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,722,795 and $1,897,279, respectively)	$1,683,778	$1,820,318
Cash, cash equivalents and restricted cash	65,586	65,755
Receivable for investments sold	1,601	130
Interest receivable	18,301	23,736
Receivable for issuance of common stock	22	96
Prepaid expenses and other assets	9,121	8,401
Total assets	$1,778,409	$1,918,436
LIABILITIES
Secured borrowings (Note 5)	$664,312	$754,747
Payable for investments purchased	15,524	—
Interest and credit facility fees payable (Note 5)	6,375	11,982
Dividend payable (Note 7)	27,142	28,703
Management and incentive fees payable (Note 4)	7,001	7,847
Administrative service fees payable (Note 4)	1,247	1,863
Common stock proceeds received in advance	—	8,193
Other accrued expenses and liabilities	3,429	1,889
Total liabilities	725,030	815,224
Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 53,313,147 and 56,280,182 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	533	563
Paid-in capital in excess of par value	1,087,798	1,146,462
Total distributable earnings (loss)	(34,952)	(43,813)
Total net assets	$1,053,379	$1,103,212
NET ASSETS PER SHARE	$19.76	$19.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$48,453	$56,936	$153,847	$171,771
PIK income	5,246	3,096	13,483	8,743
Other income	898	913	3,791	3,932
Total investment income	54,597	60,945	171,121	184,446
Expenses:
Base management fees (Note 4)	2,569	2,639	7,720	8,095
Net investment income incentive fees (Note 4)	4,434	4,898	13,864	14,847
Professional fees	263	380	1,153	1,291
Administrative service fees (Note 4)	568	368	1,533	809
Interest expense and credit facility fees (Note 5)	14,460	17,671	46,194	53,059
Directors’ fees and expenses	79	61	247	207
Other general and administrative	784	638	2,093	1,732
Total expenses	23,157	26,655	72,804	80,040
Net investment income (loss) before taxes	31,440	34,290	98,317	104,406
Excise tax expense	410	168	1,251	569
Net investment income (loss)	31,030	34,122	97,066	103,837
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1,052)	(253)	(43,182)	(212)
Net realized currency gain (loss) on non-investment assets and liabilities	229	52	516	(108)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(137)	417	37,944	(30,114)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,211)	2,665	(1,710)	191
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(4,171)	2,881	(6,432)	(30,243)
Net increase (decrease) in net assets resulting from operations	$26,859	37,003	90,634	73,594
Basic and diluted earnings per share (Note 7)	$0.50	0.66	1.68	1.30
Weighted-average shares of common stock outstanding—basic and diluted (Note 7)	53,278,043	55,859,507	53,995,308	56,587,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Nine months ended September 30,
	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$97,066	$103,837
Net realized gain (loss) on investments and non-investment assets and liabilities	(42,666)	(320)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	36,234	(29,923)
Net increase (decrease) in net assets resulting from operations	90,634	73,594
Capital transactions:
Common stock issued	67,162	53,104
Dividend reinvestment	2,939	1,515
Repurchase of common stock	(128,795)	(112,253)
Dividends declared (Note 7)	(81,773)	(85,815)
Net increase (decrease) in net assets resulting from capital transactions	(140,467)	(143,449)
Net increase (decrease) in net assets	(49,833)	(69,855)
Net assets at beginning of period	1,103,212	1,151,501
Net assets at end of period	$1,053,379	$1,081,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$90,634	$73,594
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,349	1,521
Net accretion of discount on investments	(7,393)	(7,896)
Paid-in-kind interest	(14,592)	(8,980)
Net realized (gain) loss on investments	43,182	212
Net realized currency (gain) loss on non-investment assets and liabilities	(516)	108
Net change in unrealized (appreciation) depreciation on investments	(37,944)	30,114
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	1,710	(191)
Cost of investments purchased and change in payable for investments purchased	(233,257)	(92,191)
Proceeds from sales and repayments of investments and change in receivable for investments sold	401,134	338,049
Changes in operating assets:
Interest receivable	5,435	(771)
Prepaid expenses and other assets	(2,069)	(1,165)
Changes in operating liabilities:
Interest and credit facility fees payable	(5,607)	(3,973)
Management and incentive fees payable	(846)	(182)
Administrative service fees payable	(616)	392
Other accrued expenses and liabilities	1,540	(254)
Net cash provided by (used in) operating activities	242,144	328,387
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	59,043	62,236
Repurchase of common stock	(128,795)	(112,253)
Borrowings on Credit Facilities	304,909	169,000
Repayments of Credit Facilities	(397,075)	(368,823)
Debt issuance costs paid	—	(150)
Dividends paid in cash	(80,395)	(86,412)
Net cash provided by (used in) financing activities	(242,313)	(336,402)
Net increase (decrease) in cash, cash equivalents and restricted cash	(169)	(8,015)
Cash, cash equivalents and restricted cash, beginning of period	65,755	73,760
Cash, cash equivalents and restricted cash, end of period	$65,586	$65,745
Supplemental disclosures:
Interest and credit facility fees paid during the period	$50,791	$54,456
Taxes, including excise tax, paid during the period	$841	$69
Dividends declared during the period	$81,773	$85,815
Dividends reinvested during the period	$2,939	$1,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (90.2% of fair value)
Accession Risk Management Group, Inc.	+#	(2)(3)(13)	Diversified Financial Services	SOFR	4.75%	9.93%	11/1/2019	11/1/2029	$38,802	$38,539	$38,902	3.69%
ACR Group Borrower, LLC	+	(2)(3)(13)	Aerospace & Defense	SOFR	5.00%	9.67%	5/14/2024	3/31/2028	724	713	724	0.07
ADPD Holdings, LLC	^+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	10.83%	8/16/2022	8/15/2028	21,521	21,089	19,291	1.83
Advanced Web Technologies Holding Company	^+	(2)(3)(13)	Containers, Packaging & Glass	SOFR	5.75%	10.06%	12/17/2020	12/17/2027	18,503	18,315	18,456	1.75
AI Grace AUS Bidco Pty LTD (Australia)	+	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.51%	12/5/2023	12/5/2029	2,286	2,224	2,286	0.22
Allied Benefit Systems Intermediate LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.15%	10/31/2023	10/31/2030	2,543	2,509	2,568	0.24
Alpine Acquisition Corp II	^+	(2)(3)(11)(13)	Transportation: Cargo	SOFR	6.00%	11.20%	4/19/2022	11/30/2026	23,382	23,131	19,625	1.86
Apex Companies Holdings, LLC	^#	(2)(3)(13)	Environmental Industries	SOFR	5.50%	10.64%	1/31/2023	1/31/2028	9,953	9,686	9,880	0.94
Applied Technical Services, LLC	^	(2)(3)(11)	Business Services	SOFR	6.00%	10.75%	9/18/2023	12/29/2026	476	468	470	0.04
Applied Technical Services, LLC	^	(2)(3)(11)(13)	Business Services	SOFR	5.75%	10.50%	12/29/2020	12/29/2026	1,232	1,209	1,201	0.11
Appriss Health, LLC	^+#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.83%	5/6/2021	5/6/2027	43,772	43,283	43,134	4.11
Ardonagh Midco 3 PLC (United Kingdom)	+	(2)(3)(7)	Diversified Financial Services	SOFR	4.75%	9.90%	3/1/2024	2/15/2031	1,176	1,159	1,162	0.11
Artifact Bidco, Inc.	+	(2)(3)(13)	Software	SOFR	4.50%	9.10%	7/26/2024	7/26/2031	704	695	694	0.07
Ascend Buyer, LLC	#	(2)(3)(11)(13)	Containers, Packaging & Glass	SOFR	5.75%	10.50%	9/30/2021	9/30/2028	12,705	12,530	12,633	1.20
Associations, Inc.	^+	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	12.00%	5/3/2024	7/2/2028	6,552	6,546	6,606	0.63
Athlete Buyer, LLC	^+	(2)(3)(11)(13)	Construction & Building	SOFR	6.50%	11.29%	3/29/2024	4/26/2029	3,884	3,746	3,768	0.36
Atlas US Finco, Inc.	^	(2)(3)(7)(13)	High Tech Industries	SOFR	5.75%	11.03%	12/15/2022	12/12/2029	1,445	1,407	1,437	0.14
Atlas US Finco, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.03%	12/18/2023	12/10/2029	669	657	666	0.06
Auditboard, Inc.	^+	(2)(3)(13)	Software	SOFR	4.75%	9.35%	7/12/2024	7/12/2031	6,000	5,902	5,896	0.56
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	+#	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	11.70%	12/24/2019	12/24/2026	37,775	37,428	36,321	3.45
Avalara, Inc.	+#	(2)(3)(13)	Diversified Financial Services	SOFR	6.25%	10.85%	10/19/2022	10/19/2028	13,500	13,225	13,611	1.29
Azurite Intermediate Holdings, Inc.	+	(2)(3)(13)	Software	SOFR	6.50%	11.35%	3/19/2024	3/19/2031	2,683	2,627	2,676	0.25
Barnes & Noble, Inc.	+	(2)(3)(10)(11)	Retail	SOFR	8.31%	13.23%	8/7/2019	12/20/2026	20,133	19,809	20,085	1.91
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)(13)	Leisure Products & Services	SOFR	8.25%	13.10%	6/4/2024	6/4/2031	—	(26)	(25)	0.00

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Big Bus Tours Group Limited (United Kingdom)	+	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	12.00%	6/4/2024	6/4/2031	€3,303	$3,489	$3,576	0.34%
Big Bus Tours Group Limited (United Kingdom)	+	(2)(7)	Leisure Products & Services	SOFR	8.25%	13.56%	6/4/2024	6/4/2031	5,341	5,186	5,194	0.49
Bingo Group Buyer, Inc.	^+	(2)(3)(13)	Environmental Industries	SOFR	5.00%	10.32%	7/10/2024	7/10/2031	3,455	3,395	3,426	0.33
Birsa S.p.A. (Italy)	^	(2)(7)(13)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	9.68%	7/2/2024	6/30/2031	€1,586	1,591	1,644	0.16
BlueCat Networks, Inc. (Canada)	^+	(2)(3)(7)	High Tech Industries	SOFR	5.75%	10.66%	8/8/2022	8/8/2028	15,372	15,166	15,372	1.46
BMS Holdings III Corp.	+#	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.74%	9/30/2019	9/30/2026	28,532	28,286	27,382	2.60
Bradyifs Holdings, LLC	#	(2)(3)(13)	Wholesale	SOFR	6.00%	11.22%	10/31/2023	10/31/2029	15,356	15,076	15,350	1.46
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.95%, 2.00% PIK	11.46%	2/27/2023	2/27/2030	€124	128	140	0.01
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(13)	Business Services	SONIA	6.45%, 2.00% PIK	13.40%	2/27/2023	2/27/2030	£277	326	378	0.04
Celerion Buyer, Inc.	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.73%	11/3/2022	11/3/2029	1,548	1,510	1,548	0.15
Chemical Computing Group ULC (Canada)	^+	(2)(3)(7)(11)(13)	Software	SOFR	4.50%	9.45%	8/30/2018	8/30/2025	11,762	11,756	11,762	1.12
CircusTrix Holdings, LLC	^+	(2)(3)(13)	Leisure Products & Services	SOFR	6.50%	11.37%	7/18/2023	7/14/2028	9,376	9,178	9,470	0.90
Comar Holding Company, LLC	+#	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2018	6/18/2026	45,757	45,713	41,385	3.93
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)	High Tech Industries	SOFR	9.62%	14.65%	7/30/2023	7/30/2028	1,926	1,899	1,945	0.18
CoreWeave Compute Acquisition Co. IV, LLC	^	(2)(13)	High Tech Industries	SOFR	6.00%	11.05%	5/22/2024	5/22/2029	5,106	4,687	4,656	0.44
Cority Software Inc. (Canada)	#	(2)(3)(7)	Software	SOFR	7.00%	12.33%	9/3/2020	7/2/2026	1,826	1,806	1,826	0.17
Cority Software Inc. (Canada)	^+#	(2)(3)(7)(13)	Software	SOFR	5.00%	10.33%	7/2/2019	7/2/2026	54,643	54,295	54,643	5.19
Coupa Holdings, LLC	#	(2)(3)(13)	Software	SOFR	5.50%	10.75%	2/27/2023	2/28/2030	2,154	2,102	2,166	0.21
CST Holding Company	#	(2)(3)(11)(13)	Consumer Goods: Non-Durable	SOFR	5.00%	9.85%	11/1/2022	11/1/2028	2,449	2,389	2,447	0.23
DCA Investment Holding LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.01%	3/11/2021	4/3/2028	11,982	11,885	11,698	1.11
Denali Midco 2, LLC	#	(2)(3)(11)	Consumer Services	SOFR	6.50%	11.70%	9/15/2022	12/22/2027	9,825	9,627	9,825	0.93
Diligent Corporation	^	(2)(3)	Telecommunications	SOFR	5.00%	10.09%	8/4/2020	8/4/2030	636	627	638	0.06
Dwyer Instruments, Inc.	#	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	10.44%	7/21/2021	7/21/2027	13,501	13,350	13,501	1.28
Eliassen Group, LLC	^+	(2)(3)	Business Services	SOFR	5.75%	10.39%	4/14/2022	4/14/2028	21,224	21,016	20,947	1.99

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Ellkay, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.55%	9/14/2021	9/14/2027		$13,996	$13,829	$12,119	1.15%
Essential Services Holding Corporation	#	(2)(3)(13)	Consumer Services	SOFR	5.00%	10.29%	6/17/2024	6/17/2031		758	749	749	0.07
Excel Fitness Holdings, Inc.	#	(2)(3)	Leisure Products & Services	SOFR	5.50%	10.10%	8/11/2022	4/29/2029		2,832	2,768	2,823	0.27
Excel Fitness Holdings, Inc.	^#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.25%	9.85%	4/29/2022	4/29/2029		6,141	6,041	6,053	0.57
Excelitas Technologies Corp.	^+#	(2)(3)(13)	Capital Equipment	SOFR	5.25%	9.85%	8/12/2022	8/12/2029		6,097	6,014	6,133	0.58
Excelitas Technologies Corp.	+	(2)	Capital Equipment	EURIBOR	5.25%	8.60%	8/12/2022	8/12/2029		€3,221	3,333	3,603	0.34
FPG Intermediate Holdco, LLC	^	(2)(3)(11)	Consumer Services	SOFR	2.75%, 4.00% PIK	11.25%	8/5/2022	3/5/2027		742	734	559	0.05
Generator Buyer, Inc. (Canada)	^+	(2)(3)(7)(13)	Energy: Electricity	CORRA	5.25%	9.22%	7/22/2024	7/22/2030	C$	8,042	5,715	5,817	0.55
Greenhouse Software, Inc.	^+#	(2)(3)(13)	Software	SOFR	6.25%	10.85%	3/1/2021	9/1/2028		32,796	32,245	32,717	3.11
GS AcquisitionCo, Inc.	^+	(2)(3)(13)	Software	SOFR	5.25%	9.83%	3/26/2024	5/25/2028		1,097	1,094	1,101	0.10
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	10.60%	9/30/2022	12/16/2030		80	79	81	0.01
Hadrian Acquisition Limited (United Kingdom)	+	(2)(3)(7)(10)(13)	Diversified Financial Services	SONIA	5.16%, 3.20% PIK	13.31%	2/28/2022	2/28/2029		£13,661	17,466	18,587	1.76
Heartland Home Services, Inc.	+#	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	10.85%	12/15/2020	12/15/2026		31,051	30,774	29,064	2.76
Heartland Home Services, Inc.	#	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.60%	2/10/2022	12/15/2026		3,973	3,954	3,721	0.35
Hercules Borrower LLC	^+	(2)(3)(11)(13)	Environmental Industries	SOFR	5.50%	10.20%	12/14/2020	12/14/2026		17,941	17,727	17,941	1.70
Hoosier Intermediate, LLC	^#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.12%	11/15/2021	11/15/2028		16,067	15,828	16,067	1.53
HS Spa Holdings Inc.	^+	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.30%	6/2/2022	6/2/2029		8,834	8,692	8,891	0.84
HS Spa Holdings Inc.	^	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.10%	3/12/2024	6/2/2029		—	(6)	—	—
Icefall Parent, Inc.	+	(2)(3)(13)	Software	SOFR	6.50%	11.35%	1/26/2024	1/26/2030		7,811	7,655	7,708	0.73
iCIMS, Inc.	^+#	(2)(3)(13)	Software	SOFR	5.75%	10.67%	8/18/2022	8/18/2028		28,383	28,062	28,265	2.68
iCIMS, Inc.	^	(2)(3)(13)	Software	SOFR	5.75%	10.74%	8/18/2022	8/18/2028		—	—	(18)	0.00
Infront Luxembourg Finance S.À R.L. (Luxembourg)	+#	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	13.51%	5/28/2021	5/28/2027		€33,459	40,017	37,245	3.54
IQN Holding Corp.	^+	(2)(3)(13)	Business Services	SOFR	5.25%	10.31%	5/2/2022	5/2/2029		6,967	6,914	6,967	0.66
iRobot Corporation	^	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.41%	7/25/2023	7/31/2026		4,376	4,376	4,223	0.40
Jeg's Automotive, LLC	#	(2)(3)(8)(11)	Auto Aftermarket & Services	SOFR	6.00%	10.59%	12/22/2021	12/22/2027		16,375	16,150	7,813	0.74
Kaseya, Inc.	+	(2)(3)(13)	High Tech Industries	SOFR	5.50%	10.74%	6/23/2022	6/23/2029		36,935	36,366	36,935	3.51

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Lifelong Learner Holdings, LLC	+#	(2)(3)(11)(13)	Business Services	SOFR	6.75%	12.15%	10/18/2019	10/18/2025	$8,126	$8,072	$7,382	0.70%
LVF Holdings, Inc.	+#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	10.42%	6/10/2021	6/10/2027	39,565	39,137	39,565	3.76
Material Holdings, LLC	#	(2)(3)(11)(13)	Business Services	SOFR	1.80%, 4.20% PIK	10.70%	8/19/2021	8/19/2027	13,749	13,749	13,749	1.31
Material Holdings, LLC	#	(2)(3)(8)(11)	Business Services	SOFR	6.00%, (100% PIK)	10.59%	8/19/2021	8/19/2027	3,378	1,310	1,390	0.13
Maverick Acquisition, Inc.	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.85%	6/1/2021	6/1/2027	42,751	42,314	34,504	3.28
Medical Manufacturing Technologies, LLC	#	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.42%	12/23/2021	12/23/2027	19,515	19,253	19,187	1.82
NEFCO Holding Company LLC	^+#	(2)(3)(13)	Construction & Building	SOFR	5.75%	11.13%	8/5/2022	8/5/2028	22,406	22,095	22,339	2.12
North Haven Fairway Buyer, LLC	^+#	(2)(3)(13)	Consumer Services	SOFR	6.50%	11.33%	5/17/2022	5/17/2028	22,839	22,424	22,839	2.17
North Haven Fairway Buyer, LLC	#	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.21%	6/26/2024	5/17/2028	722	599	653	0.06
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.75%	10.83%	10/11/2022	5/24/2027	198	195	195	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(13)	Consumer Services	SOFR	6.00%	11.22%	11/3/2023	5/24/2027	4,075	3,988	4,036	0.38
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	9.75%	4/28/2022	4/28/2028	7,475	7,422	7,337	0.70
Oak Purchaser, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.50%	9.75%	2/1/2024	4/28/2028	836	795	790	0.07
Oranje Holdco, Inc.	+	(2)(3)(13)	Business Services	SOFR	7.50%	12.75%	2/1/2023	2/1/2029	4,026	3,937	4,013	0.38
Oranje Holdco, Inc.	+	(2)(3)	Business Services	SOFR	7.25%	12.50%	6/26/2024	2/1/2029	1,687	1,655	1,653	0.16
Park County Holdings, LLC	+	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.12%	11/29/2023	11/29/2029	28,759	28,229	28,471	2.70
PDI TA Holdings, Inc	+	(2)(3)(13)	Software	SOFR	5.25%	10.35%	2/1/2024	2/1/2031	2,283	2,255	2,258	0.21
Performance Health Holdings, Inc.	#	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.11%	7/12/2021	7/12/2027	6,444	6,376	6,444	0.61
Pestco Intermediate, LLC	#	(2)(3)(11)(13)	Environmental Industries	SOFR	6.00%	11.41%	2/6/2023	2/17/2028	2,240	2,184	2,292	0.22
PF Atlantic Holdco 2, LLC	#	(2)(3)(11)(13)	Leisure Products & Services	SOFR	5.50%	10.61%	11/12/2021	11/12/2027	36,386	35,937	36,386	3.45
PPV Intermediate Holdings, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.84%	8/7/2024	8/31/2029	—	(84)	(87)	(0.01)
Project Castle, Inc.	#	(2)(3)	Capital Equipment	SOFR	5.50%	10.83%	6/24/2022	6/1/2029	7,350	6,763	6,693	0.64
Prophix Software Inc. (Canada)	^	(2)(3)(7)(13)	Software	SOFR	6.00%	10.59%	2/1/2021	2/1/2027	343	328	327	0.03
Prophix Software Inc. (Canada)	^+	(2)(3)(7)(13)	Software	SOFR	6.00%	11.84%	11/21/2023	2/1/2027	17,994	17,815	17,874	1.70
PXO Holdings I Corp.	^+	(2)(3)(11)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.35%	3/8/2022	3/8/2028	9,674	9,538	9,650	0.92

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
QBS Parent, Inc.	^	(2)	Energy: Oil & Gas	SOFR	4.25%	8.84%	8/22/2024	9/30/2025		$249	$249	$243	0.02%
QNNECT, LLC	#	(2)(3)(13)	Aerospace & Defense	SOFR	6.75%	11.83%	11/2/2022	11/2/2029		2,631	2,553	2,664	0.25
Quantic Electronics, LLC	#	(2)(3)(11)(13)	Aerospace & Defense	SOFR	6.25%	10.96%	11/19/2020	11/19/2026		14,910	14,770	14,886	1.41
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.95%	3/1/2021	3/1/2027		9,651	9,559	9,635	0.91
Radwell Parent, LLC	#	(2)(3)(13)	Wholesale	SOFR	5.50%	10.10%	12/1/2022	4/1/2029		4,640	4,526	4,642	0.44
Regency Entertainment, Inc.	+	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	6.75%, 2.25% PIK	13.70%	7/5/2023	6/23/2028		10,000	9,798	10,300	0.98
SCP Eye Care HoldCo, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.49%	10/7/2022	10/7/2029		144	140	143	0.01
Smarsh Inc.	^+	(2)(3)(13)	Software	SOFR	5.75%	10.35%	2/18/2022	2/18/2029		3,673	3,613	3,673	0.35
SPay, Inc.	^+	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.65%	6/15/2018	6/15/2026		28,575	28,525	24,650	2.34
Speedstar Holding LLC	+#	(2)(3)(13)	Auto Aftermarket & Services	SOFR	6.00%	11.32%	7/2/2024	7/22/2027		16,422	16,167	16,087	1.53
SPF Borrower, LLC	^	(2)(3)(11)(13)	Healthcare & Pharmaceuticals	SOFR	6.25%	11.00%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.99
SPF Borrower, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	14.25%	2/1/2024	2/1/2028		3,822	3,822	3,822	0.36
Spotless Brands, LLC	^+#	(2)(3)(13)	Consumer Services	SOFR	5.75%	10.80%	6/21/2022	7/25/2028		34,111	33,463	34,052	3.23
Summit Acquisition, Inc.	#	(2)(3)(13)	Diversified Financial Services	SOFR	6.50%	11.10%	5/4/2023	5/1/2030		2,948	2,847	3,028	0.29
Tank Holding Corp.	^+	(2)(3)(11)(13)	Capital Equipment	SOFR	5.75%	10.02%	3/31/2022	3/31/2028		21,558	21,289	21,340	2.03
Tank Holding Corp.	+	(2)(3)(11)(13)	Capital Equipment	SOFR	6.00%	10.85%	9/26/2024	3/31/2028		2,377	2,349	2,349	0.22
TCFI Aevex LLC	+#	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.85%	3/18/2020	3/18/2026		28,046	27,880	28,046	2.66
The Chartis Group, LLC	^+	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.44%	9/17/2024	9/17/2031		20,820	20,517	20,515	1.95
Trader Corporation (Canada)	+#	(2)(3)(7)(13)	Auto Aftermarket & Services	CORRA	5.50%	10.50%	12/22/2022	12/22/2028	C$	1,672	1,205	1,236	0.12
Tufin Software North America, Inc.	^+#	(2)(3)(11)(13)	Software	SOFR	6.95%	11.90%	8/17/2022	8/17/2028		28,328	27,921	28,096	2.67
Turbo Buyer, Inc.	+#	(2)(3)(13)	Auto Aftermarket & Services	SOFR	6.00%	10.84%	12/2/2019	12/2/2025		42,319	42,064	39,484	3.75
United Flow Technologies Intermediate Holdco II, LLC	^+	(2)(3)(13)	Environmental Industries	SOFR	5.25%	9.86%	6/21/2024	6/21/2031		2,528	2,467	2,483	0.24
US INFRA SVCS Buyer, LLC	+#	(2)(3)(11)(13)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.75%	4/13/2020	4/13/2027		46,562	46,257	42,090	4.00
U.S. Legal Support, Inc.	^+	(2)(3)(11)(13)	Business Services	SOFR	5.75%	10.36%	11/30/2018	5/31/2026		21,904	21,880	21,736	2.06
USR Parent Inc.	+	(2)(3)(10)	Retail	SOFR	7.60%	12.80%	4/22/2022	4/25/2027		3,444	3,425	3,419	0.32
Vensure Employer Services, Inc.	^+	(2)(3)(13)	Business Services	SOFR	5.00%	9.59%	9/27/2024	9/27/2031		19,807	19,554	19,426	1.84

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Wineshipping.com LLC	#	(2)(3)(11)(13)	Beverage & Food	SOFR	5.75%	10.78%	10/29/2021	10/29/2027	$15,639	$15,456	$13,836	1.31%
World 50, Inc.	+	(2)(3)(13)	Business Services	SOFR	5.75%	10.59%	3/22/2024	3/22/2030	19,173	18,801	18,879	1.79
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.13%	9/13/2021	9/13/2027	437	432	409	0.04
YLG Holdings, Inc.	+	(2)(3)	Consumer Services	SOFR	5.00%	10.25%	9/30/2020	11/1/2026	9,626	9,534	9,661	0.92
First Lien Debt Total										$1,555,671	$1,519,312.00	144.23%
Second Lien Debt (6.0% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%, (100% PIK)	14.25%	9/30/2021	9/30/2028	$9,827	$9,728	$9,581	0.91%
Aimbridge Acquisition Co., Inc.	+	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.82%	2/1/2019	2/1/2027	21,047	20,842	20,492	1.95
AP Plastics Acquisition Holdings, LLC	+	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	12.20%	8/10/2021	8/10/2029	38,180	37,440	38,180	3.62
AQA Acquisition Holdings, Inc.	+	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.85%	5/14/2021	3/3/2029	5,538	5,446	5,538	0.53
Associations, Inc.	^	(9)	Construction & Building	FIXED	14.25%, (100% PIK)	14.25%	5/3/2024	5/3/2030	2,650	2,638	2,638	0.25
PAI Holdco, Inc.	+	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	12.90%	10/28/2020	10/28/2028	14,597	14,356	13,203	1.25
TruGreen Limited Partnership	+	(2)(3)(11)	Consumer Services	SOFR	8.50%	13.75%	11/16/2020	11/2/2028	13,000	12,840	10,638	1.01
Second Lien Debt Total										$103,290	$100,270	9.52%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.8% of fair value)
ANLG Holdings, LLC	^	(6)(12)	Capital Equipment	6/22/2018	592	$592	$1,061	0.10%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	1	609	592	0.06
Atlas Ontario LP (Canada)	^	(6)(7)(12)	Business Services	4/7/2021	5,114	5,114	5,114	0.49
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	9	9,039	8,929	0.85
Buckeye Parent, LLC	^	(6)(12)	Auto Aftermarket & Services	12/22/2021	442	442	—	—
Cority Software Inc. (Canada)	^	(6)(7)(12)	Software	7/2/2019	250	250	779	0.07
ECP Parent, LLC	^	(6)(12)	Healthcare & Pharmaceuticals	3/29/2018	268	—	197	0.02
FS NU Investors, LP	^	(6)	Consumer Services	8/9/2024	1	130	132	0.01
GB Vino Parent, L.P.	^	(6)(12)	Beverage & Food	10/29/2021	4	274	128	0.01
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	20,039	19,938	19,044	1.81
NearU Holdings LLC	^	(6)(12)	Consumer Services	8/16/2022	25	2,470	670	0.06
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^	(6)(12)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Pascal Ultimate Holdings, L.P	^	(6)(12)	Capital Equipment	7/21/2021	36	$346	$766	0.07%
Profile Holdings I, LP	^	(6)(12)	Chemicals, Plastics & Rubber	3/8/2022	3	262	272	0.03
Sinch AB (Sweden)	^	(6)(7)(12)	High Tech Industries	3/26/2019	106	1,168	319	0.03
SPF HOLDCO LLC	^	(6)(12)	Healthcare & Pharmaceuticals	2/1/2024	4,030	5,428	5,635	0.53
Summit K2 Midco, Inc.	^	(6)(12)	Diversified Financial Services	4/27/2023	61	61	92	0.01
Talon MidCo 1 Limited	^	(6)(12)	Software	8/17/2022	1,018	1,456	1,857	0.18
Tank Holding Corp.	^	(6)(12)	Capital Equipment	3/26/2019	850	—	3,485	0.33
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	11,652	11,547	11,652	1.11
Turbo Buyer, Inc.	^	(6)(12)	Auto Aftermarket & Services	12/2/2019	1,925	933	1,502	0.14
TW LRW Holdings, LLC	#	(6)(12)	Business Services	6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	^	(6)(12)	Business Services	11/30/2018	641	641	798	0.08
Zenith American Holding, Inc.	^	(6)(12)	Business Services	12/13/2017	440	211	564	0.05
Equity Investments Total						$63,834	$64,196	6.10%
Total investments—non-controlled/non-affiliated						$1,722,795	$1,683,778	159.85%
Total investments						$1,722,795	$1,683,778	159.85%
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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. As of September 30, 2024, the reference rates for variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59%, the 180-day SOFR at 4.25%, the daily SONIA at 4.95%, the 90-day EURIBOR at 3.28%, the 180-day EURIBOR at 3.11%, and the 30-day CORRA at 4.30%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $64,196, or 6.10% of the Company’s net assets.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of September 30, 2024.
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
(11)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(12)Represents a non-income producing security as of September 30, 2024.
(13)As of September 30, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Accession Risk Management Group, INC.	Revolver	0.50%	$1,096	$3
ACR Group Borrower, LLC	Delayed Draw	0.75	517	—
ADPD Holdings, LLC	Delayed Draw	1.00	5,056	(415)
ADPD Holdings, LLC	Revolver	0.50	568	(47)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	(4)
Alpine Acquisition Corp II	Revolver	0.50	586	(92)
Apex Companies Holdings, LLC	Delayed Draw	1.00	5,755	(27)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(9)
Applied Technical Services, LLC	Revolver	0.50	61	(1)
Appriss Health, LLC	Revolver	0.50	3,051	(42)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	(2)
Artifact Bidco, Inc.	Revolver	0.35	123	(1)
Ascend Buyer, LLC	Revolver	0.50	856	(4)
Associations, Inc.	Delayed Draw	—	508	4
Associations, Inc.	Revolver	0.50	407	3
Athlete Buyer, LLC	Delayed Draw	1.00	3,676	(56)
Atlas US Finco, Inc.	Revolver	0.50	134	(1)
Auditboard, Inc.	Delayed Draw	—	2,857	(30)
Auditboard, Inc.	Revolver	0.50	1,143	(12)
Avalara, Inc.	Revolver	0.50	1,350	10
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	894	(2)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	(1)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	913	(25)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,066	(6)
Bingo Group Buyer, Inc.	Revolver	0.50	397	(2)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€2,538	(60)
Bradyifs Holdings, LLC	Delayed Draw	1.00	451	—
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£28	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Celerion Buyer, Inc.	Delayed Draw	1.00%		$249	$—
Celerion Buyer, Inc.	Revolver	0.50		125	—
Chemical Computing Group ULC (Canada)	Revolver	0.50		903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00		215	2
CircusTrix Holdings, LLC	Revolver	0.50		323	3
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50		24,894	(373)
Cority Software Inc. (Canada)	Revolver	0.50		3,000	—
Coupa Holdings, LLC	Delayed Draw	1.50		193	1
Coupa Holdings, LLC	Revolver	0.50		148	1
CST Holding Company	Revolver	0.50		235	—
Dwyer Instruments, Inc.	Revolver	0.50		1,178	—
Ellkay, LLC	Revolver	0.50		1,071	(133)
Essential Services Holding Corporation	Delayed Draw	1.00		149	(1)
Essential Services Holding Corporation	Revolver	0.50		93	(1)
Excel Fitness Holdings, Inc.	Revolver	0.50		891	(11)
Excelitas Technologies Corp.	Delayed Draw	1.00		51	—
Excelitas Technologies Corp.	Revolver	0.50		1,164	6
Generator Buyer, Inc. (Canada)	Delayed Draw	0.50	C$	1,958	(42)
Generator Buyer, Inc. (Canada)	Revolver	0.50	C$	1,111	(24)
Greenhouse Software, Inc.	Revolver	0.50		2,204	(5)
GS AcquisitionCo, Inc.	Delayed Draw	0.50		37	—
GS AcquisitionCo, Inc.	Revolver	0.50		45	—
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33		£5,657	53
Heartland Home Services, Inc.	Revolver	0.50		2,780	(163)
Hercules Borrower LLC	Revolver	0.50		2,160	—
Hoosier Intermediate, LLC	Revolver	0.50		2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50		640	—
HS Spa Holdings Inc.	Revolver	0.50		856	5
Icefall Parent, Inc.	Revolver	0.50		744	(9)
iCIMS, Inc.	Delayed Draw	—		4,578	(18)
iCIMS, Inc.	Revolver	0.50		1,715	(7)
IQN Holding Corp.	Revolver	0.50		375	—
Kaseya, Inc.	Delayed Draw	1.00		853	—
Kaseya, Inc.	Revolver	0.50		1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50		211	(19)
LVF Holdings, Inc.	Revolver	0.38		2,025	—
Material Holdings, LLC	Revolver	—		192	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Medical Manufacturing Technologies, LLC	Revolver	0.50%		$355	$(6)
NEFCO Holding Company LLC	Revolver	0.50		1,321	(4)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00		5,422	(61)
North Haven Fairway Buyer, LLC	Revolver	0.50		923	—
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		1,006	(8)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,552	(30)
Oak Purchaser, Inc.	Revolver	0.50		584	(10)
Oranje Holdco, Inc.	Revolver	0.50		503	(1)
PDI TA Holdings, Inc	Delayed Draw	0.50		528	(4)
PDI TA Holdings, Inc	Revolver	0.50		232	(2)
Pestco Intermediate, LLC	Delayed Draw	1.00		277	429
Pestco Intermediate, LLC	Revolver	0.50		119	2
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		8,696	(87)
Prophix Software Inc. (Canada)	Delayed Draw	—		1,572	(10)
Prophix Software Inc. (Canada)	Revolver	0.50		2,315	(14)
PXO Holdings I Corp.	Revolver	0.50		460	(1)
QNNECT, LLC	Delayed Draw	1.00		662	7
Quantic Electronics, LLC	Revolver	0.50		690	(1)
Radwell Parent, LLC	Revolver	0.38		279	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	—
Smarsh Inc.	Delayed Draw	1.00		408	—
Smarsh Inc.	Revolver	0.50		204	—
Speedstar Holding LLC	Delayed Draw	1.00		3,578	(60)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Revolver	0.50		438	(1)
Summit Acquisition, Inc.	Delayed Draw	1.00		687	14
Summit Acquisition, Inc.	Revolver	0.50		344	7
Tank Holding Corp.	Delayed Draw	1.00		474	(5)
Tank Holding Corp.	Revolver	0.38		241	(2)
The Chartis Group, LLC	Delayed Draw	1.00		6,373	(64)
The Chartis Group, LLC	Revolver	0.50		3,187	(32)
Trader Corporation (Canada)	Revolver	0.50	C$	91	—
Tufin Software North America, Inc.	Delayed Draw	—		257	(2)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(10)
Turbo Buyer, Inc.	Revolver	0.50		1,075	(70)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00%	$1,383	$(15)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50	279	(3)
US INFRA SVCS Buyer, LLC	Revolver	0.50	2,100	(193)
U.S. Legal Support, Inc.	Revolver	0.50	142	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50	5,624	(84)
Wineshipping.com LLC	Revolver	0.50	238	(27)
World 50, Inc.	Revolver	0.50	731	(7)
Total unfunded commitments			$165,308	$(1,910)
The type of investments as of September 30, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,555,671	$1,519,312	90.2%
Second Lien Debt	103,290	100,270	6.0
Equity Investments	63,834	64,196	3.8
Total	$1,722,795	$1,683,778	100.0%
The rate type of debt investments as of September 30, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,656,323	$1,616,944	99.8%
Fixed Rate	2,638	2,638	0.2
Total	$1,658,961	$1,619,582	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)
The industry composition of investments as of September 30, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$97,789	$90,459	5.4%
Auto Aftermarket & Services	91,317	79,325	4.7
Beverage & Food	54,867	53,529	3.2
Business Services	133,202	132,934	7.9
Capital Equipment	63,075	67,860	4.0
Chemicals, Plastics & Rubber	47,240	48,102	2.9
Construction & Building	63,919	63,341	3.8
Consumer Goods: Durable	4,808	4,632	0.3
Consumer Goods: Non-Durable	4,613	4,733	0.3
Consumer Services	161,256	154,976	9.2
Containers, Packaging & Glass	78,873	72,474	4.3
Diversified Financial Services	93,235	94,426	5.6
Energy: Electricity	5,715	5,817	0.3
Energy: Oil & Gas	11,796	11,895	0.7
Environmental Industries	81,716	78,112	4.6
Healthcare & Pharmaceuticals	166,616	165,199	9.8
High Tech Industries	66,796	66,868	4.0
Leisure Products & Services	151,957	145,864	8.7
Media: Advertising, Printing & Publishing	38,027	38,771	2.3
Retail	23,234	23,504	1.4
Software	239,305	240,621	14.2
Sovereign & Public Finance	79	81	0.0
Telecommunications	627	638	0.0
Transportation: Cargo	23,131	19,625	1.2
Wholesale	19,602	19,992	1.2
Total	$1,722,795	$1,683,778	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)
The geographical composition of investments as of September 30, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,224	$2,286	0.1%
Canada	123,178	124,331	7.4
Italy	1,591	1,644	0.1
Luxembourg	77,445	73,566	4.4
Sweden	1,168	319	0.0
United Kingdom	27,728	29,012	1.6
United States	1,489,461	1,452,620	86.4
Total	$1,722,795	$1,683,778	100.0%
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
(11)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
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

The type of investments as of December 31, 2023 consisted of the following:

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
As of September 30, 2024
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
On September 11, 2017 (“Commencement”), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”). Effective December 1, 2024, the Company intends to conduct closings of the New Continuous Offering on a monthly basis. As of December 1, 2024, the subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the NAV per share as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request including the full subscription amount must be received, together with a completed subscription agreement at least five business days prior to the first day of the month (unless waived by the Investment Adviser).
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
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”). The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”). The 2024-1 Issuer is a wholly-owned and consolidated subsidiary of the Company and was formed on June 4, 2024. The 2024-1 Debt was secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 5, Borrowings, to these unaudited consolidated financial statements for details. The 2024-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
CARS Lux S.à.r.l (the “CARS Lux” and together with the SPVs and the 2024-1 Issuer, the “Subsidiaries”) is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg that became a wholly-owned subsidiary of the Company on July 23, 2024. CARS Lux will invest in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements commencing from commencing from July 23, 2024.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Subsidiaries. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2024 and December 31, 2023, the Company held restricted cash balances of $34,874 and $45,508, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of September 30, 2024 and December 31, 2023, approximately $2,669 and $1,758, respectively, of the restricted cash balances were denominated in a foreign currency. As of September 30, 2024 and December 31, 2023, the cost of foreign currencies was $4,317 and $1,753, respectively. As of September 30, 2024 and December 31, 2023, the fair value of foreign currencies was $4,452 and $1,780, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $267,249 and $290,154, respectively, which represents approximately 15.9% and 15.9% respectively, of total investments at fair value. For the three and nine months ended September 30, 2024, the Company earned $5,246 and $13,483 in PIK income, respectively. For the three and nine months ended September 30, 2023, the Company earned $3,096 and $8,743 in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2024, the Company earned $898, and $3,791, respectively, in other income, primarily from amendment fees and prepayment fees. For the three and nine months ended September 30, 2023, the Company earned $913 and $3,932, respectively, in other income, primarily from prepayment fees and commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio on non-accrual status was $9,203 and $9,122, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2024 and December 31, 2023 and for the periods then ended.
Credit Facilities — Related Costs, Expenses and Deferred Financing Costs
The SPVs have each entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and the “SPV2 Credit Facility,” respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. The Credit Facilities are recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facilities. Amortization of deferred financing costs for the Credit Facilities is computed on the straight-line basis over the respective term of each credit facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2024, the Company incurred $410 and $1,251, respectively, in excise tax expense. For the three and nine months ended September 30, 2023, the Company incurred $168 and $569, respectively, in excise tax expense.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The Subsidiaries are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Dividends and Distributions to Common Stockholders
On November 4, 2024, our Board of Directors approved a change in dividend policy from quarterly distributions to monthly distributions, effective December 2024. To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its common stockholders with the first monthly distribution to be paid in the December 2024. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders on shares of common stock purchased in the New Continuous Offering who do not elect to receive their dividends on such shares in cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution on shares of common stock purchased in the New Continuous Offering then stockholders who have not opted out of our dividend reinvestment plan with respect to such shares will have their cash distributions on such shares purchased in the New Continuous Offering automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. A participating stockholder will receive an amount of shares equal to the amount of the distribution (net of applicable withholding taxes) on that participant’s shares divided by the net asset value per share as of the purchase date for such distribution. Shares issued under the dividend reinvestment plan will not reduce outstanding capital commitments.
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
Recent Accounting Standards Updates
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of September 30, 2024 and audited consolidated financial statements as of December 31, 2023.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024 and 2023, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,519,312	$1,519,312
Second Lien Debt	—	—	100,270	100,270
Equity Investments	—	—	64,196	64,196
Total	$—	$—	$1,683,778	$1,683,778

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,572,751	$1,572,751
Second Lien Debt	—	—	186,479	186,479
Equity Investments	—	—	61,088	61,088
Total	$—	$—	$1,820,318	$1,820,318

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,508,086	$126,799	$63,568	$1,698,453
Purchases	130,986	541	1,347	132,874
Sales	—	(22,467)	(33)	(22,500)
Paydowns	(118,310)	(6,222)	(1,810)	(126,342)
Accretion of discount	2,290	159	33	2,482
Net realized gains (losses)	1	(2,444)	1,391	(1,052)
Net change in unrealized appreciation (depreciation)	(3,741)	3,904	(300)	(137)
Balance, end of period	$1,519,312	$100,270	$64,196	$1,683,778
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(2,947)	$306	$214	$(2,427)

	Financial Assets
	For the nine months ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,572,751	$186,479	$61,088	$1,820,318
Purchases	256,386	3,908	9,044	269,338
Sales	(37,521)	(22,467)	(1,513)	(61,501)
Paydowns	(275,008)	(66,975)	(4,549)	(346,532)
Accretion of discount	6,167	1,060	166	7,393
Net realized gains (losses)	(43,171)	(2,444)	2,433	(43,182)
Net change in unrealized appreciation (depreciation)	39,708	709	(2,473)	37,944
Balance, end of period	$1,519,312	$100,270	$64,196	$1,683,778
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(4,177)	$(1,006)	$(918)	$(6,101)

	Financial Assets
	For the three months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,598,581	$260,535	$72,327	$1,931,443
Purchases	35,780	381	1,256	37,417
Sales	(6,566)	(5,332)	—	(11,898)
Paydowns	(101,728)	(23,450)	(1,543)	(126,721)
Accretion of discount	2,131	372	100	2,603
Net realized gains (losses)	(208)	(45)	—	(253)
Net change in unrealized appreciation (depreciation)	3,443	(826)	(2,200)	417
Balance, end of period	$1,531,433	$231,635	$69,940	$1,833,008
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$3,553	$(738)	$(2,200)	$615

	Financial Assets
	For the nine months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,755,773	$260,934	$74,164	$2,090,871
Purchases	95,753	1,087	4,068	100,908
Sales	(36,588)	(11,704)	(1,495)	(49,787)
Paydowns	(258,082)	(24,450)	(4,022)	(286,554)
Accretion of discount	6,961	771	164	7,896
Net realized gains (losses)	(1,110)	(94)	992	(212)
Net change in unrealized appreciation (depreciation)	(31,274)	5,091	(3,931)	(30,114)
Balance, end of period	$1,531,433	$231,635	$69,940	$1,833,008
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(31,863)	$3,499	$(1,990)	$(30,354)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2024 and December 31, 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	September 30, 2024			Low	High
Investments in First Lien Debt	$1,310,648	Discounted Cash Flow	Discount Rate	7.07%	20.35%	11.22%
	119,118	Consensus Pricing	Indicative Quotes	91.06%	100.50%	99.00%
	89,546	Income Approach	Discount Rate	10.24%	13.82%	12.11%
		Market Approach	Comparable Multiple	7.50x	13.29x	10.22x
Total First Lien Debt	1,519,312
Investments in Second Lien Debt	89,632	Discounted Cash Flow	Discount Rate	9.86%	15.87%	12.39%
	10,638	Consensus Pricing	Indicative Quotes	81.83%	81.83%	81.83%
Total Second Lien Debt	100,270
Investments in Equity	40,218	Income Approach	Discount Rate	12.34%	14.47%	13.26%
	23,978	Market Approach	Comparable Multiple	6.25x	17.75x	10.90x
Total Equity Investments	64,196
Total Level 3 Investments	$1,683,778

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2023			Low	High
Investments in First Lien Debt	$1,433,143	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.90%
	59,234	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.83%
	80,374	Income Approach	Discount Rate	10.75%	13.26%	12.39%
		Market Approach	Comparable Multiple	9.48x	12.34x	10.61x
Total First Lien Debt	1,572,751
Investments in Second Lien Debt	163,462	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.96%
	23,017	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Total Second Lien Debt	186,479
Investments in Equity	61,088	Income Approach	Discount Rate	13.06%	14.47%	13.67%
		Market Approach	Comparable Multiple	6.25x	18.00x	7.92x
Total Equity Investments	61,088
Total Level 3 Investments	$1,820,318
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

Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Base management fees	$2,569	$2,639	$7,720	$8,095
Net investment income incentive fees	4,434	4,898	13,864	14,847
Total base management fees and incentive fees	$7,003	$7,537	$21,584	$22,942
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
As of September 30, 2024 and December 31, 2023, $7,001 and $7,847, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024, the Company incurred $568 and $1,533, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred $368 and $809, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $1,247 and $1,863, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024, the Company incurred $189 and $618, respectively, in fees under the State Street Sub-Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred $193 and $594, respectively in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $594 and $806, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and nine months ended September 30, 2024, TCG had no placement fees accrued from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock. For the three and nine months ended September 30, 2023, TCG received $685 and $2,192, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock, and TCG paid the amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2024, the Company incurred $79 and $247, respectively, in fees and expenses associated with its Directors’ services on the Company’s Board of Directors and its committees. For the three and nine months ended September 30, 2023, the Company incurred $61 and $207, respectively, in fees and expenses associated with its Directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, no fees or expenses associated with its Independent Directors were payable.
5. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2024 and December 31, 2023, asset coverage was 258.6% and 246.2%, respectively, and both facilities were in compliance with all covenants and other requirements of their respective credit facility agreements.

Below is a summary of the borrowings and repayments under the Credit Facilities for the three and nine months ended September 30, 2024 and 2023, and the outstanding balances under the Credit Facilities for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Outstanding borrowing, beginning of period	$732,374	$906,032	$754,747	$982,404
Borrowings	135,680	30,000	304,909	169,000
Repayments	(207,075)	(150,937)	(397,075)	(368,823)
Foreign currency translation	3,333	(2,763)	1,731	(249)
Outstanding borrowing, end of period	$664,312	$782,332	$664,312	$782,332
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019. The SPV Credit Facility was most recently amended and restated on June 4, 2024, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $550,000 ($700,000 prior to the June 4, 2024 amendment), as of September 30, 2024, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. In connection with the 2024-1 Debt Securitization and pursuant to the June 4, 2024 amendment, the secured borrowings amount decreased to $300,000 effective as of October 29, 2024, the date of the 2024-1 Debt Securitization. The SPV Credit Facility has a revolving period through October 15, 2026 (October 15, 2024 prior to the June 4, 2024 amendment), and a maturity date of April 3, 2028 (April 1, 2026 prior to the June 4, 2024 amendment), with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.54% (2.50% prior to the June 4, 2024 amendment) per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was most recently amended and restated on October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of September 30, 2024, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

Summary of Credit Facilities
The Credit Facilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$550,000	$334,012	$215,988	$175,648
SPV2 Credit Facility	550,000	330,300	219,700	18,054
Total	$1,100,000	$664,312	$435,688	$193,702

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$424,447	$275,553	$107,156
SPV2 Credit Facility	550,000	330,300	219,700	118,872
Total	$1,250,000	$754,747	$495,253	$226,028
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and credit facility fees of the Credit Facilities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$13,499	$16,440	$42,084	$50,274
Facility unused commitment fee	515	552	2,761	1,264
Amortization of deferred financing costs	446	679	1,349	1,521
Total interest expense and credit facility fees	$14,460	$17,671	$46,194	$53,059
Cash paid for interest expense and credit facility fees	$18,626	$22,076	$50,791	$54,456

Weighted average debt principal outstanding	$680,345	$836,784	$712,875	$906,781
Weighted average interest rate(1)	7.76%	7.69%	7.76%	7.33%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2024	December 31, 2023
Interest expense payable	$5,985	$11,011
Unused commitment fees payable	390	971
Interest and credit facility fees payable	$6,375	$11,982
Weighted average interest rate	7.69%	7.82%
Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly-owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and were scheduled to mature in October, 2037. As of September 30, 2024, the Company retained $59,000 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the

Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount as of the closing of the 2024-1 Debt Securitization:

2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	Principal Amount
Class A-1 Notes	AAA	SOFR	1.68%	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000
Class B Notes	AA	SOFR	2.13%	25,500
Total Principal Amount				$289,000
(1) Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, and accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company
The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the SPVs) to the 2024-1 Issuer pursuant to a contribution agreement. Future loan transfers from the Company to the 2024-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2024-1 Issuer are not available to the creditors of the SPVs or the Company.
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2024 and December 31, 2023:

	As of
Payment Due by Period	September 30, 2024	December 31, 2023
Less than one year	$—	$—
1-3 years	—	424,447
3-5 years	334,012	—
More than 5 years	330,300	330,300
Total	$664,312	$754,747
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of September 30, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.
As of September 30, 2024 and December 31, 2023, the Company had $465,025 and $25,213, respectively, in total unfunded capital commitments. As of September 30, 2024 and December 31, 2023, there were no unfunded capital commitments from current officers.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$104,622	$75,501
Unfunded revolving loan commitments	60,686	63,465
Total unfunded commitments	$165,308	$138,966

7. NET ASSETS
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share, of which 53,313,147 and 56,280,182 were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.
During the three and nine months ended September 30, 2024, the Company repurchased and extinguished 789,019 shares for $15,591, and 6,535,860 shares for $128,795, respectively, in connection with the tender offers as discussed below.
The following tables summarize capital activity during the three and nine months ended September 30, 2024:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2024	52,619,545	$526	$1,074,143	42,609	(45,099)	(32,213)	1,039,966
Common stock issued	1,424,284	14	28,083	—	—	—	28,097
Dividend reinvestment	58,337	1	1,155	—	—	—	1,156
Repurchase of common stock	(789,019)	(8)	(15,583)	—	—	—	(15,591)
Net investment income (loss)	—	—	—	31,030	—	—	31,030
Net realized gain (loss)	—	—	—	—	(823)	—	(823)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(3,348)	(3,348)
Dividends declared	—	—	—	(27,108)	—	—	(27,108)
Balance, September 30, 2024	53,313,147	$533	$1,087,798	$46,531	$(45,922)	$(35,561)	$1,053,379

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Common stock issued	3,419,279	34	67,128	—	—	—	67,162
Dividend reinvestment	149,546	1	2,938	—	—	—	2,939
Repurchase of common stock	(6,535,860)	(65)	(128,730)	—	—	—	(128,795)
Net investment income (loss)	—	—	—	97,066	—	—	97,066
Net realized gain (loss)	—	—	—	—	(42,666)	—	(42,666)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	36,234	36,234
Dividends declared	—	—	—	(81,773)	—	—	(81,773)
Balance, September 30, 2024	53,313,147	$533	$1,087,798	$46,531	$(45,922)	$(35,561)	$1,053,379

The following tables summarize capital activity during the three and nine months ended September 30, 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2023	55,812,408	$558	$1,137,611	$19,786	$(4,813)	$(73,630)	$1,079,512
Common stock issued	1,193,694	12	23,062	—	—	—	23,074
Dividend reinvestment	28,032	—	553	—	—	—	553
Repurchase of common stock	(1,562,102)	(15)	(30,190)	—	—	—	(30,205)
Net investment income (loss)	—	—	—	34,122	—	—	34,122
Net realized gain (loss)	—	—	—	—	(201)	—	(201)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	3,082	3,082
Dividends declared	—	—	—	(28,291)	—	—	(28,291)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, September 30, 2023	55,472,032	$555	$1,131,036	$25,617	$(5,014)	$(70,548)	$1,081,646

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	2,722,693	27	53,077	—	—	—	53,104
Dividend reinvestment	76,619	1	1,514	—	—	—	1,515
Repurchase of common stock	(5,723,796)	(57)	(112,196)	—	—	—	(112,253)
Net investment income (loss)	—	—	—	103,837	—	—	103,837
Net realized gain (loss)	—	—	—	—	(320)	—	(320)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(29,923)	(29,923)
Dividends declared	—	—	—	(85,815)	—	—	(85,815)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(79)	(1,224)	1,303	—	—
Balance, September 30, 2023	55,472,032	$555	$1,131,036	$25,617	$(5,014)	$(70,548)	$1,081,646
Share Issuances
The following table summarizes total shares of common stock issued and proceeds related to capital activity during nine months ended September 30, 2024 and 2023:

	Shares Issued	Proceeds Received
For the nine months ended September 30, 2023
January 6, 2023	674,324	$13,210
April 11, 2023	854,675	16,820
July 6, 2023	1,193,694	23,074
Total	2,722,693	$53,104
For the nine months ended September 30, 2024
January 5, 2024	1,293,638	$25,213
April 3, 2024	701,357	13,852
July 3, 2024	1,035,378	20,428
August 21, 2024	388,906	7,669
Total	3,419,279	$67,162

On September 27, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance of 23,569,427 shares for an aggregate offering price of approximately $465,025. The shares were issued on October 18, 2024.
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

	Shares Issued	Share Value
2023
January 20, 2023	32,268	$641
April 20, 2023	16,319	321
July 21, 2023	28,032	553
October 20, 2023	30,172	583
Total	106,791	$2,098
2024
January 29, 2024	43,547	$849
April 19, 2024	47,662	934
July 19, 2024	58,337	1,156
Total	149,546	$2,939
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.
Basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$26,859	$37,003	$90,634	$73,594
Weighted-average shares outstanding	53,278,043	55,859,507	53,995,308	56,587,119
Basic and diluted earnings per share	$0.50	$0.66	$1.68	$1.30

Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
(1)Includes capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of September 30, 2024, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on June 28, 2024, with a cash payment date of August 8, 2024.
The following summarizes the results of the Quarterly Tender Offers completed during nine months ended September 30, 2024 and September 30, 2023 :

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 11, 2024	3.5%	$19.60	December 31, 2023	$59,799	3,050,962	5.4%
May 10, 2024	3.5%	$19.81	March 31, 2024	$53,405	2,695,879	4.9%
August 8, 2024	3.5%	$19.76	June 30, 2024	$15,591	789,019	1.5%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
May 12, 2023	3.5%	$19.71	March 31, 2023	$40,285	2,043,878	3.6%
August 11, 2023	3.5%	$19.34	June 30, 2023	$30,205	1,562,102	2.8%
(1)Cash payment date is the date the Company pays cash in repayment of promissory notes issued in exchange for shares acquired by the Company upon completion of the tender offer.
(2)Amounts do not include additional shares for which the Company reserved the right to purchase as part of the Quarterly Tender Offer.
(3)Amount repurchased is inclusive of early repurchase fees, if applicable.
(4)Percentage based on the total shares as of the Repurchase Pricing Date. Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 726,073 shares in the Quarterly Tender Offer that had a March 31, 2024 Repurchase Pricing Date, representing approximately 1.3% of its common stock outstanding as of December 31, 2023. Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 1,109,441 shares in the Quarterly Tender Offer that had a December 31, 2023 Repurchase Pricing Date, representing approximately 2.0% of its common stock outstanding as of September 30, 2023.
On September 30, 2024, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 1,841,684 shares, representing 3.5% of the number of shares of its common stock outstanding as of June 30, 2024. On October 28, 2024, the Quarterly Tender Offer expired and the Company accepted 569,026 shares for purchase, representing approximately 1.1% of the total number of shares outstanding as of September 30, 2024. The purchase price of the shares tendered is the Company’s net asset value per share as of September 30, 2024, or $19.76 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of September 30, 2024 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30, 2024	September 30, 2023
Per Share Data:
Net asset value per share, beginning of period	$19.60	$19.72
Net investment income (loss) (1)	1.80	1.83
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.12)	(0.53)
Net increase (decrease) in net assets resulting from operations	1.68	1.30
Dividends declared (2)	(1.53)	(1.53)
Other (3)	0.01	0.01
Net asset value per share, end of period	$19.76	$19.50
Number of shares outstanding, end of period	53,313,147	55,472,032
Total return based on net asset value (4)	8.87%	6.80%
Net assets, end of period	$1,053,379	$1,081,646
Ratio to average net assets(5):
Expenses before incentive fees	5.63%	5.93%
Expenses after incentive fees	6.92%	7.27%
Net investment income (loss)	9.08%	9.36%
Interest expense and credit facility fees	4.32%	4.78%
Ratios/Supplemental Data:
Asset coverage, end of period	258.57%	238.26%
Portfolio turnover	15.40%	5.08%
Weighted-average shares outstanding	53,995,308	56,587,119
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
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2024 and December 31, 2023.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. Through September 30, 2023, the Company's tax year-end was June 30. The Company elected to change the tax year-end to December 31 starting with the period from July 1, 2023 to December 31, 2023 concurrent with the filing of the Company’s tax return. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared for the nine months ended September 30, 2024 and 2023 was as follows:

For the nine month periods ended
	September 30, 2024	September 30, 2023
Ordinary income	$81,773	$85,815
Long-term capital gains	—	—
Tax return of capital	—	—
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
Third Quarter 2024 Highlights
Quarterly Results
•Net investment income was $31.0 million or $0.58 per share.
•During the quarter, total dividends declared were $0.51 per share or $27.1 million.
•Net investment income for the three months ended September 30, 2024 declined from the comparable period in the prior year, primarily driven by a decrease in the size of our portfolio.
•The NAV per share was $19.76 as of September 30, 2024 and $19.76 as of June 30, 2024, as the net investment income in excess of our dividends was offset by the net unrealized depreciation on the portfolio.
Portfolio and Investment Activity
•As of September 30, 2024, we held 161 investments across 120 portfolio companies and 25 industries for a total fair value of $1.7 billion.
•During the three months ended September 30, 2024, we had investment fundings of $135.6 million and investment repayments of $145.5 million.
•As of September 30, 2024, non-accrual investments represented 1.0% and 0.5% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended September 30, 2024, we closed $472.7 million in capital commitments.
•On August 8, 2024, we repurchased and extinguished 789,019 shares for a cost of $15.6 million.
•Total liquidity as of September 30, 2024 was $259.3 million in cash and undrawn debt capacity.
Recent Developments
•On October 29, 2024, we completed a $348,500 term debt securitization. The notes and loans offered in the 2024-1 Debt Securitization were issued by 2024-1 Issuer, a wholly-owned and consolidated subsidiary of the Company.
•Effective December 1, 2024, the Company intends to conduct closings of the New Continuous Offering on a monthly basis. As of December 1, 2024, the subscriptions to purchase shares of the Company’s common stock may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the NAV per share as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request including the full subscription amount must be received, together with a completed subscription agreement at least five business days prior to the first day of the month (unless waived by the Investment Adviser).

•On November 4, 2024, our Board of Directors approved a change in dividend policy from quarterly distributions to monthly distributions, effective December 2024.

Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per share. For the three months ended September 30, 2024, we recorded basic and diluted earnings per share of $0.50, declared dividends per share of $0.51 and earned $0.58 of net investment income per share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except per share data):

	For the three months ended
	September 30, 2024	June 30, 2024
Net increase (decrease) in net assets resulting from operations	$26,859	$24,189
Weighted-average shares outstanding	53,278,043	53,276,079
Earnings per share - Basic and Diluted	$0.50	$0.45
For the three months ended September 30, 2024 and June 30, 2024, we declared dividends per share of $0.51 and $0.51, respectively.
As of September 30, 2024 and December 31, 2023, our NAV per share was $19.76 and $19.60, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	For the three months ended
	September 30, 2024	June 30, 2024
Total investment income	$54,597	$56,274
Total expenses (including excise tax expense)	23,567	24,686
Net investment income	$31,030	$31,588
Weighted-average shares outstanding	53,278,043	53,276,079
Net investment income per share	$0.58	$0.59
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of September 30, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Count of investments	129	7	25	161
Investments, at amortized cost	$1,555,671	$103,290	$63,834	$1,722,795
Investments, at fair value	$1,519,312	$100,270	$64,196	$1,683,778
Percentage of total investments at fair value	90.2%	6.0%	3.8%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	11.6%	11.8%
Second Lien Debt(1)	13.5%	13.9%
Total Debt and Income Producing Investments(1)(2)	11.8%	12.0%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 11.6% as of September 30, 2024.
(2)Weighted average yield for total investments includes income producing equity investments.
The geographical composition of investments at fair value as of September 30, 2024 were as follows:

Geography—% of Fair Value	As of September 30, 2024
Australia	0.1%
Canada	7.4
Italy	0.1
Luxembourg	4.4
United Kingdom	1.6
United States	86.4
Total	100.0%
The industry composition of investments at fair value as of September 30, 2024 were as follows:

Industry—% of Fair Value	As of September 30, 2024
Aerospace & Defense	5.4%
Auto Aftermarket & Services	4.7
Beverage & Food	3.2
Business Services	7.9
Capital Equipment	4.0
Chemicals, Plastics & Rubber	2.9
Construction & Building	3.8
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.3
Consumer Services	9.2
Containers, Packaging & Glass	4.3
Diversified Financial Services	5.6
Energy: Electricity	0.3
Energy: Oil & Gas	0.7
Environmental Industries	4.6
Healthcare & Pharmaceuticals	9.8
High Tech Industries	4.0
Leisure Products & Services	8.7
Media: Advertising, Printing & Publishing	2.3
Retail	1.4
Software	14.2
Sovereign & Public Finance	0.0
Telecommunications	0.0
Transportation: Cargo	1.2
Wholesale	1.2
Total	100.0%

Our investment activity for the three months ended September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
September 30, 2024
Investments:
Total investments, beginning of period	$1,737,333
New investments purchased	132,874
Net accretion of discount on investments	2,482
Net realized gain (loss) on investments	(1,052)
Investments sold or repaid	(148,842)
Total Investments, end of period	$1,722,795
Principal amount of investments funded:
First Lien Debt	$133,710
Second Lien Debt	539
Equity Investments(1)	1,347
Total	$135,596
Principal amount of investments sold or repaid:
First Lien Debt	$(117,463)
Second Lien Debt	(26,222)
Equity Investments(1)	(1,843)
Total	$(145,528)
Number of new investment commitments (2)(3)	17
Average new investment commitment amount	$8,401
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the three months ended September 30, 2024, 100.0% of new funded debt investments were at floating interest rates.

See the Consolidated Schedules of Investments as of September 30, 2024 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies with the type and amount of each investment in the respective companies.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$11,762	0.7%	$41,719	2.4%
Internal Risk Rating 2	1,326,121	81.9	1,353,019	76.9
Internal Risk Rating 3	272,496	16.8	355,370	20.2
Internal Risk Rating 4	1,390	0.1	9,122	0.5
Internal Risk Rating 5	7,813	0.5	—	—
Total	$1,619,582	100.0%	$1,759,230	100.0%
As of September 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of September 30, 2024 and December 31, 2023 two and three of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	159	$1,674,575	99.5%	151	$1,811,196	99.5%
Non-accrual(1)	2	9,203	0.5	3	9,122	0.5
Total	161	$1,683,778	100.0%	154	$1,820,318	100.0%
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

	Outstanding Principal Balance, as of
	September 30, 2024	December 31, 2023
SPV Credit Facility	$334,012	$424,447
SPV2 Credit Facility	330,300	330,300
Total	$664,312	$754,747
Weighted average interest rate	7.69%	7.82%
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of September 30, 2024, the maximum principal amount of the SPV Credit Facility was $550,000, and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 3, 2028, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2026. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.54% per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
The SPV Credit Facility consisted of the following as of September 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2024	$550,000	$334,012	$215,988	$175,648	7.50%
December 31, 2023	$700,000	$424,447	$275,553	$107,156	7.72%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
SPV2 Credit Facility
The SPV2 entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility,” together with the SPV Credit Facility, the “Credit Facilities”), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
The SPV2 Credit Facility consisted of the following as of September 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2024	$550,000	$330,300	$219,700	$18,054	7.87%
December 31, 2023	$550,000	$330,300	$219,700	$118,872	7.95%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly-owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and were scheduled to mature in October, 2037. As of September 30, 2024, the Company retained $59,000 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount the closing of the 2024-1 Debt Securitization:

2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	Principal Amount
Class A-1 Notes	AAA	SOFR	1.68%	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000
Class B Notes	AA	SOFR	2.13%	25,500
Total Principal Amount				$289,000
(1) Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, and accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the SPVs) to the 2024-1 Issuer pursuant to a contribution agreement. Future loan transfers from the Company to the 2024-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2024-1 Issuer are not available to the creditors of the SPVs or the Company.

Consolidated Results of Operations
For the three months ended September 30, 2024 and June 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending September 30, 2024 and June 30, 2024, respectively.

	Three Months Ended		Change
	September 30, 2024	June 30, 2024	$
Investment income:
Interest income	$48,453	$51,044	(2,591)
PIK income	5,246	4,307	939
Other income	898	923	(25)
Total investment income	54,597	56,274	(1,677)
Expenses:
Base management fees	2,569	2,505	64
Incentive fees	4,434	4,509	(75)
Professional fees	263	441	(178)
Administrative service fees	568	500	68
Interest expense and credit facility fees	14,460	15,635	(1,175)
Directors’ fees and expenses	79	83	(4)
Other general and administrative	784	553	231
Excise tax expense	410	460	(50)
Total expenses	23,567	24,686	(1,119)
Net investment income (loss)	31,030	31,588	(558)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1,052)	(1,772)	720
Net realized currency gain (loss) on non-investment assets and liabilities	229	(70)	299
Net change in unrealized appreciation (depreciation) on investments	(137)	(5,833)	5,696
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,211)	276	(3,487)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(4,171)	(7,399)	3,228
Net increase (decrease) in net assets resulting from operations	$26,859	$24,189	2,670
Investment Income
The decrease in investment income for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 was primarily driven by a decrease in average investment balances. As of September 30, 2024, the size of our portfolio decreased to $1,722,795 from $1,737,333 as of June 30, 2024, at amortized cost. As of September 30, 2024 and June 30, 2024, the weighted average yield of our total debt and income producing investments was 11.8% and 12.4%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024, two of our debt investments were on non-accrual status at a fair value of $9,203, which represented approximately 0.5% of total investments at fair value. As of June 30, 2024, two of our debt investments were on non-accrual status at a fair value of $10,922, which represented approximately 0.6% of total investments at fair value.
Expenses
The decrease in interest expense and credit facility fees for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 was driven by lower weighted average borrowings outstanding.
The increase in base management fees for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 was driven by an increase in our net asset value.

The decrease in incentive fees for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 was driven by lower pre-incentive fee net investment income.
For the three months ended September 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended September 30, 2024 and June 30, 2024 were as follows:

	Three months ended
	September 30, 2024	June 30, 2024
Realized gains on investments	$1,580	$86
Number of investments with realized gains	4	3
Realized losses on investments	$(2,632)	$(1,858)
Number of investments with realized losses	1	3
Change in unrealized appreciation on investments	$12,618	$11,752
Number of investments with unrealized appreciation	73	62
Change in unrealized depreciation on investments	$(12,755)	$(17,585)
Number of investments with unrealized depreciation	92	91
During the three months ended September 30, 2024, we recognized a realized loss due to the sale of our investment in Stonegate Pub Company Bidco Limited partially offset by a realized gain from the sale of our equity investment in Chartis Holding, LLC.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three and nine months ended September 30, 2024 and September 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three and nine month periods ending September 30, 2024 and September 30, 2023:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$		2024	2023	$
Investment income:
Interest income	$48,453	$56,936	$(8,483)		$153,847	$171,771	$(17,924)
PIK income	5,246	3,096	2,150		13,483	8,743	4,740
Other income	898	913	(15)		3,791	3,932	(141)
Total investment income	54,597	60,945	(6,348)		171,121	184,446	(13,325)
Expenses:
Base management fees	2,569	2,639	(70)		7,720	8,095	(375)
Incentive fees	4,434	4,898	(464)		13,864	14,847	(983)
Professional fees	263	380	(117)		1,153	1,291	(138)
Administrative service fees	568	368	200		1,533	809	724
Interest expense and credit facility fees	14,460	17,671	(3,211)		46,194	53,059	(6,865)
Directors’ fees and expenses	79	61	18		247	207	40
Other general and administrative	784	638	146		2,093	1,732	361
Excise tax expense	410	168	242		1,251	569	682
Total expenses	23,567	26,823	(3,256)		74,055	80,609	(6,554)
Net investment income (loss)	31,030	34,122	(3,092)		97,066	103,837	(6,771)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1,052)	(253)	(799)		(43,182)	(212)	(42,970)
Net realized currency gain (loss) on non-investment assets and liabilities	229	52	177		516	(108)	624
Net change in unrealized appreciation (depreciation) on investments	(137)	417	(554)		37,944	(30,114)	68,058
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,211)	2,665	(5,876)		(1,710)	191	(1,901)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(4,171)	2,881	(7,052)	—	(6,432)	(30,243)	23,811
Net increase (decrease) in net assets resulting from operations	$26,859	$37,003	$(10,144)		$90,634	$73,594	$17,040
Investment Income
The decrease in investment income for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by a decrease in interest income. As of September 30, 2024, the size of our portfolio decreased to $1,722,795 from $1,912,035 as of September 30, 2023, at amortized cost. As of September 30, 2024 and September 30, 2023, the weighted average yield of our total debt and income producing investments was 11.8% and 12.5%, respectively, based on amortized cost.
Interest and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024 and September 30, 2023, two and three of our debt investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $9,203 and $8,855, which represented 0.5% and 0.5% of total investments at fair value as of September 30, 2024 and September 30, 2023, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2024 and September 30, 2023.

Expenses
The decrease in interest expense and credit facility fees for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by a lower weighted average debt balance.
The decrease in incentive fees for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily driven by lower pre-incentive fee net investment income.
The decrease in base management fees for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was driven by lower average net assets as a result of net repayments on our investments.
For the three and nine months ended September 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Realized gains on investments	$1,580	$22	$5,678	1,263
Number of investments with realized gains	4	6	9	10
Realized losses on investments	$(2,632)	$275	$(48,860)	1,475
Number of investments with realized losses	1	2	5	5
Change in unrealized appreciation on investments	$12,618	$17,201	$68,042	$48,145
Number of investments with unrealized appreciation	73	100	93	114
Change in unrealized depreciation on investments	$(12,755)	$16,784	$(30,098)	$78,259
Number of investments with unrealized depreciation	92	51	91	56
During the nine months ended September 30, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates. The net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2024 was mainly driven by the reversal of prior period unrealized appreciation (depreciation).
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of September 30, 2024, we had $664,312 of outstanding consolidated indebtedness under the Credit Facilities, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of September 30, 2024, we had $259,288 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 5, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
As of September 30, 2024 and December 31, 2023, net financial leverage was 0.61x and 0.66x, respectively.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	September 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$65,586	$65,755
Available borrowings under Credit Facilities	193,702	226,028
Total Liquidity	$259,288	$291,783
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under our credit facilities, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, the repurchase of our shares through the Quarterly Tender Offer, and for other general corporate purposes. We believe our current cash position, available capacity on our credit facilities, which is well in excess of our unfunded commitments, and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facilities. We also repurchase our shares through the Quarterly Tender Offers.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of September 30, 2024 and the audited consolidated financial statements as of December 31, 2023 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2024 and December 31, 2023:

	Par / Principal Amount as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$104,622	$75,501
Unfunded revolving commitments	60,686	63,465
Total unfunded commitments	$165,308	$138,966

Cash Flows
The following table details the net change in our cash and cash equivalents:

For the nine months ended
September 30, 2024
Cash flows provided by (used in) operating activities	$242,144
Cash flows provided by (used in) financing activities	(242,313)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(169)
During the nine months ended September 30, 2024, we paid $233,257 related to cost of investments purchased and received $401,134 in repayments on our investments. Net borrowings on our Credit Facilities during the nine months ended September 30, 2024 was $92,166. During the nine months ended September 30, 2024, we issued 3,419,279 shares for an aggregate offering price of approximately $67,162 and repurchased and extinguished 6,535,860 shares for an aggregate purchase price of $128,795.
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
Interest Rate Risk
As of September 30, 2024, on a fair value basis, approximately 99.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities are subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of September 30, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2024 and December 31, 2023, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of September 30, 2024 and December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of September 30, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$49,731	$(19,929)	$29,802	$53,741	$(22,642)	$31,099
Up 200 basis points	$33,154	$(13,286)	$19,868	$35,827	$(15,095)	$20,732
Up 100 basis points	$16,577	$(6,643)	$9,934	$17,914	$(7,547)	$10,367
Down 100 basis points	$(16,577)	$6,643	$(9,934)	$(17,914)	$7,547	$(10,367)
Down 200 basis points	$(33,154)	$13,286	$(19,868)	$(35,827)	$15,095	$(20,732)
Down 300 basis points	$(49,662)	$19,929	$(29,733)	$(53,712)	$22,642	$(31,070)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2024, upon completion of our tender offer that commenced June 28, 2024, we repurchased 789,019 shares for a purchase price $19.76 of per share, or approximately $15.6 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2020 and Conformed through Amendment No. 6 dated as of October 18, 2024, among Carlyle Credit Solutions, Inc. (formerly known as TCG BDC II, Inc.) Carlyle Credit Solutions SPV 2 LLC (formerly known as TCG BDC II SPV2 LLC), as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2024)

10.2
Collateral Management Agreement, dated as of October 29, 2024 by and between Carlyle Direct Lending CLO 2024-1, LLC, and Carlyle Global Credit Investment Management L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2024)

10.3
Indenture, dated as of October 29, 2024, by and between Carlyle Direct Lending CLO 2024-1, LLC, as Issuer, and Wilmington Trust, National Association, as Trustee. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2024)

10.4	Contribution Agreement, dated as of October 29, 2024, by and between Carlyle Credit Solutions, Inc., as the contributor, and Carlyle Direct Lending CLO 2024-1, LLC, as the contributee.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS, INC.

Dated: November 13, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)