Form 10-K
period 2024-12-31
Carlyle Credit Solutions, Inc.
filed 2025-03-13
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2024, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at March 13, 2025 was 77,359,682. Shares outstanding exclude March 1, 2025, subscriptions since the issuance price is not yet finalized at the date of this filing.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•the level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions in other regions such as the Middle East, the imposition of tariffs and developing tensions between China and the United States;
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
•our intention to conduct recurring quarterly tender offers for a limited number of shares of our common stock, subject to market and other conditions;
•the ability of Carlyle Global Credit Investment Management L.L.C.,our investment adviser (the “Investment Adviser”), to locate suitable investments for us and to monitor and administer our investments;
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
•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”);
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
•the term “CARS Lux” refers to CARS Lux S.a.r.l., a wholly owned and consolidated subsidiary;
•the term “2024-1 Issuer” refers to Carlyle Direct Lending CLO 2024-1, LLC (together with the SPVs and CARS Lux, the “Subsidiaries”), a wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “Administrator” refers to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;
•the term “Investment Adviser” refers to Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a wholly owned and consolidated subsidiary of Carlyle, which serves as our investment adviser; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
In the first quarter of 2022, we commenced our New Continuous Offering, as defined and discussed further in “—Corporate Structure.” Commencing December 1, 2024, we have been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the net asset value ("NAV") per share of our shares (“Shares”) of common stock, par value $0.01 per share, as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request including the full subscription amount must be received, together with a completed subscription agreement at least five business days prior to the first day of the month (unless waived by the Investment Adviser). Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
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
Our investment approach is focused on capital preservation based on long-term fundamental credit performance. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 37-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
Corporate Structure
On January 21, 2022, stockholders approved (i) our conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program by extending indefinitely our finite term and finite investment period and permitting us to accept new subscriptions for Shares of our common stock in a new continuous private offering (the “New Continuous Offering”) and (ii) an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of our then existing investment advisory agreement (the “Original Investment Advisory Agreement”) with our Investment Adviser (the “January 2022 Proposals”). More specifically, in the case of the conversion to a perpetual life BDC, our stockholders approved:
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
As of result of the stockholder approval of the January 2022 Proposals, we intend, subject to market and other conditions, to conduct recurring quarterly tender offers (“Quarterly Tender Offers”) for our common stock in order to offer regular liquidity to stockholders, the first of which commenced June 30, 2022. We expect to offer to repurchase through the Quarterly Tender Offers at least 3.5% of the number of Shares of our common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a specific per Share price based on our NAV per Share as of the last date of the quarter in which the Quarterly Tender Offer is conducted.
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
Prior to December 1, 2024, investors whose subscription agreements were accepted by us in the New Continuous Offering were required to fund capital calls to purchase Shares of our common stock up to the amount of their respective capital commitments each time we delivered a capital call notice, which were issued based on our anticipated investment activities and capital needs and at least eight business days prior to funding. All purchases made pursuant to subscription agreements entered into pursuant to the Initial Private Offering were generally made pro rata, in accordance with the remaining capital commitments of all investors. All purchases in the New Continuous Offering were at a per share price equal to then-current NAV per Share of our common stock as determined within two business days of the applicable drawdown notice, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from selling shares at a price below the then-current NAV per Share of our common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).
Drawdowns were issued at any time prior to the expiration of the Investment Period for any permitted purpose. Any capital commitments remaining from the Initial Private Offering terminated as of the date of the first closing in connection with the New Continuous Offering, which occurred on August 2, 2022.
No investor who participated in the Initial Private Offering or the New Continuous Offering will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer was otherwise made in accordance with applicable law.
Commencing December 1, 2024, we have been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the NAV per Share as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request including the full subscription amount must be received, together with a completed subscription agreement at least five business days prior to the first day of the month (unless waived by the Investment Adviser).
All purchases of Shares in the New Continuous Offering will be at a per share price equal to the then-current NAV per Share, as described above, which will be available generally within 20 business days after the effective date of the share purchase, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from selling shares at a price below the then-current NAV per Share, subject to certain exceptions); at that time, the number of shares based on that NAV and each stockholder’s purchase will be determined and shares are credited to the shareholder’s account as of the effective date of the share purchase.
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
In addition, we borrow money from financial institutions and may in the future issue debt securities or preferred stock, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. See “—Regulation—General—Indebtedness and Senior Securities.”
Our Investment Adviser
Our Investment Adviser manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 190 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. Our Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.

Our Investment Adviser also serves, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
On June 26, 2017, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved the Original Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Original Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Original Investment Advisory Agreement renewed automatically for successive annual periods, provided that such continuance was specifically approved at least annually by the approval of the Company’s Board of Directors, including a majority of the Independent Directors. On October 11, 2021, the Board, including all of its Independent Directors, reviewed the Amended and Restated Investment Advisory Agreement, considered the mechanics of the changes and the Investment Adviser’s rationale for the changes and approved the terms of the Amended and Restated Investment Advisory Agreement for an initial term of two years, conditional upon stockholders’ approval of the January 2022 Proposals.
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
Under the Original Investment Advisory Agreement, the management fee was calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Original Investment Period (as defined below) which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Original Investment Period” commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021, the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Investment Adviser agreed that effective September 12, 2021 the annual rate of its management fee would decrease from a rate of 1.25% to 1.00% of the Company's average Capital Under Management. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors. In connection with the execution of the Amended and Restated Investment Advisory Agreement on January 12, 2022, the calculation of the annual base management fee changed to 1.00% of the Company’s net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter).
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
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $441.0 billion of assets under management (“AUM”) as of December 31, 2024, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs more than 2,300 employees, including more than 720 investment professionals in 29 offices across four continents, and serves more than 3,100 active carry fund investors from 87 countries.
Carlyle’s Global Credit segment, which had $192.4 billion in AUM as of December 31, 2024, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, private credit, including opportunistic credit, direct lending, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund and asset-backed finance. Global Credit, which also includes the Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM nearly quadrupling in that period. Since the establishment of

Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our more than 190 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers. Primary areas of focus for Carlyle’s Global Credit segment include insurance solutions; liquid credit; private credit, consisting of opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure debt, and cross-platform credit products; and global capital markets.
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
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. The Carlyle Direct Lending platform is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit Segment. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Global Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,000 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
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
•Scale of Capital. With $192.4 billion of AUM as of December 31, 2024 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $441.0 billion of AUM, an experienced and tenured bench of more than 720 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2024. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Private Credit Investment Committee at our Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for an approximately 5% closing rate on new transactions that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level in order to seek to generate sustainable income levels. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, seeks opportunities at the top of the capital structure, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 80% of originations having a titled role in recent years).
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,600+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which we believe creates a significant opportunity for private credit investing.
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
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by approximately 40% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.
Investment Strategy
Our investment strategy is a continuation of a strategy adopted by the Carlyle Direct Lending platform. We focus on investing primarily in companies that we believe at the time of investment to be established and stable, with positive cash flow. Our investment portfolio is primarily composed of investments in senior secured loans, second lien secured loans, and, to a significantly lesser extent, subordinated loans of private, U.S. middle market companies. We also make selective structured finance, bond, preferred and common equity investments. Our Investment Adviser aims to maintain an appropriate allocation among the various types of senior secured term loans, as well as junior secured debt and unsecured subordinated debt, to allow us to achieve our returns while maintaining our desired credit risk profile. We typically target portfolio companies that exhibit some or all of the following characteristics at the time of investment:
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

Investment Process
Origination
The Carlyle Direct Lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals is located in New York. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with 5% of new investment opportunities screened over the past 12 months closing. The investment team of Carlyle Direct Lending has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as Carlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:
1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. The Screening Committee is comprised of senior members of the direct lending leadership team. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
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
Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the ongoing review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, weekly credit events meetings, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
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
Portfolio Composition
As of December 31, 2024, the fair value of our investments was approximately $2.0 billion in 153 portfolio companies, including 23 investments in structured credit investments across 18 different collateral managers. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2024, were as follows:

As of
Type—% of Fair Value	December 31, 2024
First Lien Debt	88.1%
Second Lien Debt	4.8
Equity Investments	3.9
Structured Credit Investments	3.2
Total	100.0%

As of
Type—% of Fair Value of First and Second Lien Debt and Structured Credit Investments	December 31, 2024
Floating Rate	99.8%
Fixed Rate	0.2
Total	100.0%

As of
Geography—% of Fair Value	December 31, 2024
Australia	0.1%
Bermuda	0.1
Canada	7.1
Cayman Islands	2.4
Ireland	0.5
Italy	0.1
Luxembourg	3.7
Netherlands	0.4
Sweden	0.0
United Kingdom	2.9
United States	82.7
Total	100.0%

As of
Industry—% of Fair Value	December 31, 2024
Aerospace & Defense	4.5%
Auto Aftermarket & Services	4.0
Beverage & Food	2.7
Business Services	7.0
Capital Equipment	4.9
Chemicals, Plastics & Rubber	2.5
Construction & Building	3.8
Consumer Goods: Durable	0.2
Consumer Goods: Non-Durable	0.2
Consumer Services	9.3
Containers, Packaging & Glass	4.8
Diversified Financial Services	6.1
Energy: Electricity	0.4
Energy: Oil & Gas	1.1
Environmental Industries	4.3
Healthcare & Pharmaceuticals	8.6
High Tech Industries	5.6
Leisure Products & Services	6.5
Media: Advertising, Printing & Publishing	0.5
Media: Diversified & Production	2.0
Retail	1.2
Software	12.6
Sovereign & Public Finance	0.0
Structured Credit	3.2
Telecommunications	1.7
Transportation: Cargo	0.9
Utilities: Water	0.4
Wholesale	1.0
Total	100.0%
See the Consolidated Schedule of Investments as of December 31, 2024 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and it may sponsor others in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-

invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
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
Effective March 29, 2022, our name was changed to Carlyle Credit Solutions, Inc. In connection therewith, we have adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to our shareholders. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
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
We are generally not able to issue and sell our common stock at a price below NAV per Share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”
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
•We face risks associated with the deployment of our capital.
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
•We are subject to certain risks as a result of our direct interest in the 2024-1 Preferred Interests.

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
•If current economic and market conditions continue to contribute to capital market disruption and instability, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our stockholders may be a return of capital for U.S. federal income tax purposes.
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
U.S. capital markets continue to experience disruptions and volatility. Over the last several years, markets have been affected by an elevated interest rate environment as a result of inflation and continued geopolitical tensions (including Russia’s military invasion of Ukraine and the war between Israel and Hamas). These events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
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
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars, tariffs and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Additionally, the Federal Reserve raised the Federal Funds Rate throughout 2022, 2023 and part of 2024 before it cut the Federal Funds Rate multiple times at the end of 2024. The Federal Reserve could again raise the Federal Funds Rate if inflation exceeds certain levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and the Carlyle Direct Lending platform to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In addition, our Investment Adviser has seen increased focus by prospective candidates on hybrid work arrangements and arrangements providing more flexibility, including around location. If our Investment Adviser’s approach to in-office and remote-work arrangements is not perceived as favorable as compared to the arrangements offered by competitors, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals. Our Investment Adviser has experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel. Even when our Investment Adviser offers top-of-market compensation packages, it may not be able to attract and retain all of their desired personnel due to shifting workforce priorities.
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
We expect to continue to issue equity securities in connection with subscriptions from our investors in the New Continuous Offering and expect to continue to borrow from financial institutions in the future. We may need to continue to raise additional capital to fund growth in our investments and conduct Quarterly Tender Offers. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
We have borrowed under the credit facilities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2024, we had outstanding $508.7 million aggregate principal amount of indebtedness.
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
We face risks associated with the deployment of our capital
We face risks associated with the deployment of our capital. In light of the nature of our New Continuous Offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our shares in the New Continuous Offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees. In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for the investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
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
We may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may continue to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing Shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2024, our asset coverage calculated in accordance with the Investment Company Act was 393.4%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
As part of our business strategy, we, including through our wholly owned subsidiaries, borrow from and issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
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
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders under certain circumstances. In addition, as the holder of the preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for our contribution to the 2024-1 Issuer of the initial closing date loan portfolio (i.e., the subordinated class of the 2024-1 Securitization), we may be required to absorb losses with respect to the 2024-1 Debt Securitization.
Our Credit Facilities and 2024-1 Debt (as defined in Note 6, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K) impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2024, we were in material compliance with the operating and financial covenants of our Credit Facilities and 2024-1 Debt. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities and 2024-1 Debt. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2024, we had $508.7 million of outstanding consolidated indebtedness under our Credit Facilities, and 2024-1 Debt. As of December 31, 2024, our weighted average effective annualized interest rate was 6.56% excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities and 2024-1 Debt, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(16.27)%	(9.25)%	(2.24)%	4.78%	11.80%
(1)Assumes, as of December 31, 2024, (i) $2,095.2 million in total assets, (ii) $508.7 million in outstanding indebtedness, (iii) $1,492.5 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.56%.
Based on an outstanding indebtedness of $508.7 million as of December 31, 2024, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.56% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.59% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address concerns about inflation, the Federal Reserve continued to increase interest rates over the course of 2023 and part of 2024 before it cut interest rates multiple times at the end of 2024. It is a possibility that the Federal Reserve could increase rates in 2025 if inflation levels exceed certain levels in the United States.
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
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, the increases in interest rates during 2023 and the majority of 2024 have made it easier for us to meet or exceed the incentive fee hurdle rate in our Amended and Restated Investment Advisory Agreement and have resulted in increases in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
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
Our Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. In calculating our performance threshold, we use net assets which results in a lower hurdle rate than if we used gross assets. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
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
Under the MGCL and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to issue preferred stock in the future. The issuance of preferred stock convertible into Shares of common stock might also reduce the net income per Share and NAV per Share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.
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
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Our Investment Adviser, our Administrator, and our sub-administrators each have the right to resign under the Amended and Restated Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, it will be an event of default under the Credit Facilities if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facilities.
Our Investment Adviser’s liability is limited under the Amended and Restated Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Amended and Restated Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Amended and Restated Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Amended and Restated Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Amended and Restated Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Amended and Restated Investment Advisory Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See — “Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.
We are subject to certain risks as a result of our direct interest in the 2024-1 Issuer Preferred Interests.
Because the 2024-1 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2024-1 Issuer, as part of the 2024-1 Debt Securitization (as defined in Note 1, Organization, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The 2024-1 Issuer Preferred Interests are subordinated obligations and therefore we may not receive cash from the 2024-1 Issuer.
The 2024-1 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of the 2024-1 Debt have been paid in full on each payment date or upon maturity of the 2024-1 Debt under the 2024-1 Indenture, as defined below. The 2024-1 Issuer Preferred Interests represent all of the equity interest in the 2024-1 Issuer and, as the holder of the 2024-1 Issuer Preferred Interests, we may receive distributions, if any, only to the extent that the 2024-1 Issuer makes distributions out of funds remaining after holders of all classes of the 2024-1 Debt have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of the 2024-1 Debt. There is no guarantee that we will receive any distributions as the holders of the 2024-1 Issuer Preferred Interests.
In addition, if the 2024-1 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2024-1 Debt, cash would be diverted to first pay the 2024-1 Debt in amounts sufficient to cause such tests to be satisfied.
The interests of holders of the 2024-1 Debt issued by the 2024-1 Issuer may not be aligned with our interests.
The 2024-1 Debt ranks senior in right of payment to our interests. As such, there are circumstances in which the interests of holders of the 2024-1 Debt may not be aligned with our interests. For example, under the terms of the 2024-1 Issuer, holders of the 2024-1 Debt have the right to receive payments of principal and interest prior to distribution to our interests.
For as long as the 2024-1 Debt remains outstanding, holders of the 2024-1 Debt have the right to act, in certain circumstances, with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of the 2024-1 Issuer Preferred Interests, including by exercising remedies under the indenture governing the 2024-1 Debt (the “2024-1 Indenture”).
If an event of default has occurred and acceleration occurs in accordance with the terms of the 2024-1 Indenture, the 2024-1 Debt then outstanding will be paid in full before any further payment or distribution to the 2024-1 Issuer Preferred Interests. In addition, if an event of default occurs, holders of a majority of the 2024-1 Debt then outstanding will be entitled to determine the remedies to be exercised under the 2024-1 Indenture, subject to the terms of the 2024-1 Indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2024-1 Issuer, the trustee or holders of a majority of the 2024-1 Debt then outstanding may declare the principal, together with any accrued interest, of all the 2024-1 Debt to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2024-1 Issuer. If at such time the portfolio loans of the 2024-1 Issuer were not performing well, the 2024-1 Issuer may not have sufficient proceeds available to enable the trustee under the 2024-1 Indenture to pay a distribution to holders of the 2024-1 Issuer Preferred Interests.
Remedies pursued by the holders of the 2024-1 Debt could be adverse to the interests of the holders of the 2024-1 Issuer Preferred Interests, and the holders of the 2024-1 Debt have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the 2024-1 Debt may not be in our best interests and we may not receive payments or distributions upon an acceleration of the 2024-1 Debt. Any failure of the 2024-1 Issuer to make distributions on the 2024-1 Issuer Preferred Interests we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow for us to qualify as a RIC for U.S. federal income tax purposes.
The 2024-1 Issuer may fail to meet certain asset coverage tests.
Under the documents governing the 2024-1 Debt Securitization, there are two coverage tests applicable to the 2024-1 Debt.
The first such test compares the amount of interest received on the portfolio loans held by the 2024-1 Issuer to the amount of interest payable in respect of the 2024-1 Debt. To meet this first test, interest received on the portfolio loans must equal certain thresholds for each class of debt of the interest payable in respect of the 2024-1 Debt issued by the 2024-1 Issuer.
The second such test compares the adjusted collateral principal amount of the portfolio loans of the 2024-1 Debt Securitization to the aggregate outstanding principal amount of the 2024-1 Debt. To meet this second test at any time, the adjusted collateral principal amount of the portfolio loans must equal at least 137.06% for the Class A-1 Notes, the Class A-L1 Notes, the Class A-L Loans, the Class A-2 Notes and the Class B Notes, 123.58% for the Class C Notes, and 115.95% for the Class D Notes of the outstanding principal amount of the 2024-1 Debt.
If any coverage test with respect to the 2024-1 Debt is not met, proceeds from the portfolio of loans that otherwise would have been distributed to the holders of the 2024-1 Issuer Preferred Interests will instead be used to redeem first the 2024-1 Debt, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the 2024-1 Debt, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation. There is no guarantee that the 2024-1 Debt will meet either of these coverage tests, and thus, we may not receive distributions as the holders of the 2024-1 Issuer Preferred Interests. Even if we do not receive cash directly from the 2024-1 Issuer, such amount will still be treated as income subject to our requirement to distribute 90% of our net investment income to our stockholders. Therefore, in the event that we fail to receive cash directly from the 2024-1 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC for U.S. federal income tax purposes, or at all.
We may be required to assume liabilities of the 2024-1 Issuer and are indirectly liable for certain representations and warranties in connection with the 2024-1 Debt Securitization.
Pursuant to the contribution agreement we entered into with the 2024-1 Issuer, we are required to repurchase any loan (or participation interest therein) which was sold to the 2024-1 Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee of the 2024-1 Debt Securitization may, on behalf of the 2024-1 Issuer, bring an action against us to enforce these repurchase obligations.
The structure of the 2024-1 Debt Securitization is intended to prevent, in the event of our bankruptcy, the consolidation of the 2024-1 Issuer with our operations. If the true sale of the assets in the 2024-1 Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2024-1 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2024-1 Debt Securitization, which would equal the full amount of debt of the 2024-1 Issuer reflected on our consolidated balance sheet.
In addition, in connection with 2024-1 Debt Securitization, the Company has made customary representations, warranties and covenants to the 2024-1 Issuer. We remain liable for any breach of such representations for the life of the 2024-1 Debt Securitization.
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
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Credit Facilities, and 2024-1 Debt, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.
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
Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We have and may in the future employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or that, if we do, such strategies will be effective.
We may expose ourselves to risks if we engage in hedging transactions.
We have and may in the future enter into hedging transactions, which may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates.
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
In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under an exemption in the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
If current economic and market conditions continue to contribute to capital market disruption and instability, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our stockholders may be a return of capital for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. It is not assured that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. If we declare a dividend, and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan,we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Credit Facilities may also limit our ability to declare dividends if we default under certain provisions or fail to satisfy with certain conditions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.” Investing a greater amount of assets in equity securities that do not pay current dividends may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
None.
Item 1C. Cybersecurity
Risk Management, Strategy and Procedures
We, our Investment Adviser and its affiliates regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall risk management system. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by Carlyle’s Global Technology & Solutions (“GTS”) team in partnership with our business, legal, and compliance teams, and are essential for us to conduct investment activities, manage internal administration activities, and connect our global enterprise. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect the our data. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of an emergency. The GTS team works closely with Carlyle’s business segment teams, including our Investment Adviser, to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing, which collectively support the goal of mitigating risk were an emergency to occur. The GTS team has procedures in place to report cybersecurity threats or incidents on a periodic basis. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, mobile device management software, and advanced malware defenses on endpoints;

•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment and third-party risk and vulnerability management;
•Regular security awareness training, including phishing simulations, for Carlyle authorized users;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites, and USB storage devices;
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
To our knowledge cybersecurity threats, including as a result of any previous detected or undetected cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, however, we may learn new facts about these detected or undetected incidents and these facts may lead us to change this materiality assessment. The sophistication of cyber threats continues to increase and there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Consequently, given that the magnitude of cybersecurity incidents or threats are difficult to predict, we are unable to determine at this time whether risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For an additional description of cybersecurity risk and potential related impacts on us, see Part I, Item 1A of this Form 10-K“Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.”
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
Carlyle’s CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, and Principal Accounting Officer, among certain other senior executives of our Investment Adviser, is responsible for leading the assessment and management of cybersecurity risks. The current Carlyle CISO has over 22 years of experience in information security and that includes key roles managing cybersecurity risk in both government and the private sector. As described above, Carlyle’s CISO leads our cybersecurity program, chairs Carlyle’s ISSC that is comprised of senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.

Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11, Litigation, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except share and per share data)
Market Information
Our outstanding common stock will be offered and sold in transactions exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.
Holders
As of March 13, 2025, there were approximately 2,243 holders of record of our common stock.
Distributions
To the extent that we have taxable income available, we intend to distribute monthly dividends to our stockholders. The amount of our dividends, if any, will be determined by our Board of Directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We anticipate that our distributions will generally be paid from taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year.
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
Share Repurchases
In the second quarter of 2022, we commenced a quarterly liquidity program pursuant to which we expect to conduct Quarterly Tender Offers to repurchase up to 3.5% of the number of Shares of our common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price based on the NAV per Share as of the last day of the quarter in which the Quarterly Tender Offer is conducted. However, the Board of Directors has the discretion to determine whether or not we will purchase common stock from stockholders, and we are not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, we do not engage in a Qualifying Tender, we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and, will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to our continuing to use available funds and liquidity for certain purposes, as described in Part I, Item 1 of this Form 10-K “Business — Corporate Structure.”
During the three months ended December 31, 2024, upon completion of our tender offer that commenced September 30, 2024, we repurchased 569,026 shares for a purchase price $19.76 of per share, or approximately $11.2 million in aggregate.
On December 19, 2024, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 1,865,960 Shares, representing 3.5% of the number of Shares of its common stock outstanding as of September 30, 2024. On January 21, 2025, the Quarterly Tender Offer expired and the Company accepted 826,935 shares for purchase, representing approximately 1.1% of the total number of shares outstanding as of December 31, 2024. The purchase price of the shares tendered is the Company’s NAV per Share as of December 31, 2024, or $19.43 per Share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, entitling the tendering stockholders to receive payment in an aggregate amount equal to the NAV of the tendered Shares as of December 31, 2024 less the 2% early repurchase fee applicable to Shares that have not been outstanding for at least one year.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
Overview
Carlyle Credit Solutions, Inc., a Maryland corporation is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We were incorporated in February 2017. We conducted the Initial Private Offering and have been conducting the New Continuous Offering of our Shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have an indefinite term. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.

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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”) and a subsidiary of Carlyle. We benefit from our Investment Adviser’s investment team of over 190 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
2024 Highlights
2024 Annual Results
•Net investment income was $131.6 million or $2.22 per Share.
•Dividends declared on Shares were $119.3 million or $2.02 per Share.
•Net investment income for the year ended December 31, 2024 declined from the comparable period in the prior year, primarily driven by a decrease in interest income driven by a decrease in the average outstanding investment balance during the year ended December 31, 2024 partially offset by a decrease in interest expense.
•NAV per Share decreased to $19.43 as of December 31, 2024 from $19.60 as of December 31, 2023.
Portfolio and Investment Activity
•As of December 31, 2024, we held 199 investments across 153 portfolio companies (including 23 investments in structured credit investments across 18 different collateral managers) and 28 industries for a total fair value of $2.0 billion.
•During the year ended December 31, 2024, we had investment fundings of $610.5 million and investment repayments of $494.1 million.
•As of December 31, 2024, non-accrual investments represented 1.4% and 0.5% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the year ended December 31, 2024, we closed $532.0 million in total capital commitment and called 100% of those commitments for 26,981,104 Shares.
•Since December 1, 2024, we have been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase Shares of the Company’s common stock may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the NAV per Share as determined as of the previous day, being the last day of the preceding month.
•In connection with this change, our Board of Directors approved a change in dividend policy from quarterly distributions to monthly distributions, effective December 2024.

•On December 1, 2024, we accepted subscriptions in the amount of $6.0 million for 308,190 Shares.
•During the year ended December 31, 2024, we repurchased and extinguished 7,104,886 Shares for a cost of $140.0 million.
•On October 29, 2024, we completed a $348.5 million term debt securitization. The notes and loans offered in the 2024-1 Debt Securitization were issued by 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company.
•We amended the SPV Credit Facility on June 4, 2024 and December 12, 2024. The June 4, 2024 amendment extended the maturity from April 1, 2026 to April 3, 2028, and the revolving period from October 15, 2024 to October 15, 2026. The December 12, 2024 amendment modified the rate from SOFR plus 2.54% per annum to SOFR plus 2.35% per annum.
•On October 18, 2024, we amended the SPV2 Credit Facility, which extended the maturity from March 7, 2030 to March 7, 2032, and the revolving period from March 7, 2025 to March 7, 2027.
•Total liquidity as of December 31, 2024 was $469.9 million in cash and undrawn debt capacity.
Recent Developments

•On January 1, 2025, we accepted subscriptions in the amount of $12.5 million for 640,973 Shares.

•On January 29, 2025, we declared a dividend of $0.16 per Share payable on February 18, 2025.

•On February 1, 2025, we accepted subscriptions in the amount of $11.5 million for 592,986 Shares.

•On February 26, 2025, we declared a dividend of $0.16 per Share payable on or about March 18, 2025.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and NAV per Share. For the three months ended December 31, 2024, we recorded basic and diluted earnings per Share of $0.17, declared dividends per Share of $0.49 and earned $0.46 of net investment income per Share. For the year ended December 31, 2024, we recorded basic and diluted earnings per Share of $1.75, declared dividends of $2.02 per Share and earned $2.22 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	For the years ended December 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations	$103,676	$108,135
Weighted-average shares outstanding	59,200,911	56,551,480
Earnings per share - Basic and Diluted	$1.75	$1.91
For the years ended December 31, 2024 and December 31, 2023 we declared dividends per Share of $2.02 and $2.04, respectively. As of December 31, 2024 and December 31, 2023, our NAV per Share was $19.43 and $19.60, respectively.
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
Expenses
Our primary operating expenses include: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Amended and Restated Investment Advisory Agreement; (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iv) other operating expenses summarized below:

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

Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	For the years ended December 31,
	2024	2023
Total investment income	$225,140	$246,547
Total expenses (including excise tax expense)	93,507	107,149
Net investment income	$131,633	$139,398
Weighted-average shares outstanding	59,200,911	56,551,480
Net investment income per share	$2.22	$2.46
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of December 31, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total Investments
Count of investments	140	8	28	23	199
Investments, at amortized cost	$1,759,826	$113,064	$73,376	$62,534	$2,008,800
Investments, at fair value	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Percentage of total investments at fair value	88.1%	4.8%	3.9%	3.2%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	11.0%	11.2%
Second Lien Debt(1)	12.6%	13.0%
Total Debt and Income Producing Investments(1)(2)	11.1%	11.3%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.9% as of December 31, 2024.
(2)Weighted average yield for total debt and income producing investments includes income producing equity investments.
The geographical composition of investments at fair value as of December 31, 2024 were as follows:

Geography—% of Fair Value	As of December 31, 2024
Australia	0.1%
Bermuda	0.1
Canada	7.1
Cayman Islands	2.4
Ireland	0.5
Italy	0.1
Luxembourg	3.7
Netherlands	0.4
Sweden	0.0
United Kingdom	2.9
United States	82.7
Total	100.0%

The industry composition of investments at fair value as of December 31, 2024 were as follows:

Industry—% of Fair Value	As of December 31, 2024
Aerospace & Defense	4.5%
Auto Aftermarket & Services	4.0
Beverage & Food	2.7
Business Services	7.0
Capital Equipment	4.9
Chemicals, Plastics & Rubber	2.5
Construction & Building	3.8
Consumer Goods: Durable	0.2
Consumer Goods: Non-Durable	0.2
Consumer Services	9.3
Containers, Packaging & Glass	4.8
Diversified Financial Services	6.1
Energy: Electricity	0.4
Energy: Oil & Gas	1.1
Environmental Industries	4.3
Healthcare & Pharmaceuticals	8.6
High Tech Industries	5.6
Leisure Products & Services	6.5
Media: Advertising, Printing & Publishing	0.5
Media: Diversified & Production	2.0
Retail	1.2
Software	12.6
Sovereign & Public Finance	0.0
Structured Credit	3.2
Telecommunications	1.7
Transportation: Cargo	0.9
Utilities: Water	0.4
Wholesale	1.0
Total	100.0%

Our investment activity for the years ended December 31, 2024 and 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2024	2023
Investments:
Total investments, beginning of year	$1,897,279	$2,139,784
New investments purchased	604,655	178,338
Net accretion of discount on investments	9,497	10,762
Net realized gain (loss) on investments	(52,258)	27
Investments sold or repaid	(450,373)	(431,632)
Total Investments, end of year	$2,008,800	$1,897,279
Principal amount of investments funded:
First Lien Debt	$515,057	$183,729
Second Lien Debt	13,907	1,481
Equity Investments(1)	19,008	5,154
Structured Credit Investments	62,534	—
Total	$610,506	$190,364
Principal amount of investments sold or repaid:
First Lien Debt	$(401,070)	$(317,663)
Second Lien Debt	(86,975)	(82,382)
Equity Investments(1)	(6,073)	(16,551)
Total	$(494,118)	$(416,596)
Number of new investment commitments(2)(3)	95	25
Average new investment commitment amount	$6,482	$7,134
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company, including structured credit investments, as part of an individual transaction.
(3)For the years ended December 31, 2024 and 2023, 99.6% and 100.0% of new funded debt investments and structured credit investments were at floating interest rates, respectively.
See the Consolidated Schedules of Investments as of December 31, 2024 and 2023 to the consolidated financial statements as of December 31, 2024 and 2023, included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$11,725	0.7%	$41,719	2.4%
Internal Risk Rating 2	1,521,490	83.9	1,353,019	76.9
Internal Risk Rating 3	271,001	14.9	355,370	20.2
Internal Risk Rating 4	6,727	0.4	9,122	0.5
Internal Risk Rating 5	2,542	0.1	—	—
Total	$1,813,485	100.0%	$1,759,230	100.0%

As of both December 31, 2024 and 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of both December 31, 2024 and 2023, three of our debt investments were assigned an Internal Risk Rating of 4 or 5.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	195	$1,940,782	99.5%	151	$1,811,196	99.5%
Non-accrual(1)	4	10,487	0.5	3	9,122	0.5
Total	199	$1,951,269	100.0%	154	$1,820,318	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the consolidated financial statements as of December 31, 2024 and 2023, included in Part II, Item 8 of this Form 10-K.
Portfolio Financing
Our primary source of financing consist of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Secured borrowings. Refer to Note 6, Borrowings, to the consolidated financial statements as of December 31,

2024 and 2023, included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	December 31, 2024	December 31, 2023
SPV Credit Facility	$164,732	$424,447
SPV2 Credit Facility	55,000	330,300
2024-1 Debt	289,000	—
Total	$508,732	$754,747
Weighted average interest rate	6.56%	7.82%
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of December 31, 2024, the maximum principal amount of the SPV Credit Facility was $300,000 (subject to increases of $100,000 on December 12, 2025 and $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates), and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 3, 2028, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2026. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.35% per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
The SPV Credit Facility consisted of the following as of December 31, 2024 and 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
December 31, 2024	$300,000	$164,732	$135,268	$135,268	6.72%
December 31, 2023	$700,000	$424,447	$275,553	$107,156	7.72%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
SPV2 Credit Facility
The SPV2 entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility,” together with the SPV Credit Facility, the “Credit Facilities”), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 and a maturity date of March 7, 2032. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 is also required to pay an undrawn commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
The SPV2 Credit Facility consisted of the following as of December 31, 2024 and 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
December 31, 2024	$550,000	$55,000	$495,000	$226,179	7.14%
December 31, 2023	$550,000	$330,300	$219,700	$118,872	7.95%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Securitizations
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”), which was inclusive of $59,500 in Class C and D notes retained by the Company as of December 31, 2024. The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien secured secured loans and is scheduled to mature in October, 2037.
We received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for our contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, we made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount and carrying value as of December 31, 2024:

2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	Principal Amount
Class A-1 Notes	AAA	SOFR	1.68%	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000
Class B Notes	AA	SOFR	2.13%	25,500
Total Principal Amount Outstanding				$289,000
Less: unamortized debt issuance costs				(2,077)
Total Carrying Value				$286,923
Weighted average interest rate				6.35%
(1) Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
Forward Currency Contracts
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between the Company and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of December 31, 2024, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $3,772.

Consolidated Results of Operations
For the years ended December 31, 2024 and 2023
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024 and 2023. For information regarding results of operations for the year ended December 31, 2022, see the Company’s Form 10-K for the fiscal year ended December 31, 2022.

	Years ended December 31,		2024 vs 2023
	2024	2023	$
Investment income:
Interest income	$201,377	$227,448	$(26,071)
PIK income	18,884	12,596	6,288
Other income	4,879	6,503	(1,624)
Total investment income	225,140	246,547	(21,407)
Expenses:
Base management fees	11,520	10,864	656
Incentive fees	18,801	19,941	(1,140)
Professional fees	1,613	1,753	(140)
Administrative service fees	1,791	1,426	365
Interest expense and credit facility fees	54,924	69,852	(14,928)
Directors’ fees and expenses	332	269	63
Other general and administrative	2,825	2,313	512
Excise tax expense	1,701	731	970
Total expenses	93,507	107,149	(13,642)
Net investment income (loss)	131,633	139,398	(7,765)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(52,258)	27	(52,285)
Net realized currency gain (loss) on non-investment assets and liabilities	6,062	(120)	6,182
Net change in unrealized appreciation (depreciation) on investments	19,430	(28,048)	47,478
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(4,963)	(3,122)	(1,841)
Net change in unrealized gains (losses) on forward currency contracts	3,772	—	3,772
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(27,957)	(31,263)	3,306
Net increase (decrease) in net assets resulting from operations	$103,676	$108,135	$(4,459)
Investment Income
The decrease in investment income for the year ended December 31, 2024 from the comparable period in 2023 was primarily driven by a decrease in interest income due driven by a decrease in the average outstanding investment balance and lower spreads across the loan portfolio. The size of the portfolio at amortized cost was $2,008,800, $1,897,279, and $2,139,784 as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The increase in the size of our portfolio was driven by net origination activity during the three months ended December 31, 2024. As of December 31, 2024, the weighted average yield of our total debt and income producing investments decreased to 11.1% from 12.5% as of December 31, 2023, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2024 and December 31, 2023, four and three of our income producing investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $10,487 and $9,122, respectively, which represented approximately 0.5% of total investments at fair value as of both December 31, 2024 and 2023. The remaining income producing investments were performing and current on their interest payments as of December 31, 2024 and 2023.

The decrease in other income for the year ended December 31, 2024 from the comparable period in 2023 was primarily driven by lower prepayment fees partially offset by higher amendment fees.
Expenses
The decrease in interest expense and credit facility fees for the year ended December 31, 2024 from the comparable period in 2023 was driven by a lower weighted average debt balance and a decrease in spread.
The increase in base management fees for the year ended December 31, 2024 from the comparable period in 2023 was driven by a higher net asset balance in the current year.
The decrease in incentive fees for the year ended December 31, 2024 from the comparable period in 2023 was driven by lower pre-incentive fee net investment income.
For the years ended December 31, 2024 and 2023, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2024 and 2023. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended December 31,
	2024	2023
Realized gains on investments	$5,517	$1,502
Number of investments with realized gains	10	11
Realized losses on investments	$(57,775)	$(1,475)
Number of investments with realized losses	10	5
Change in unrealized appreciation on investments	$70,193	$39,755
Number of investments with unrealized appreciation	106	118
Change in unrealized depreciation on investments	$(50,763)	$(67,803)
Number of investments with unrealized depreciation	108	58
Net realized gain (loss) on investments during the year ended December 31, 2024 was primary driven by realized losses after the write-off of our investment in American Physician Partners and the restructure of our investment in Jeg’s Automotive, LLC, partially offset by realized gains from the recapitalization of our investment in Dermatology Associates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) for the year ended December 31, 2024 was mainly driven by unrealized depreciation related to our investment in Aimbridge Acquisition Co., Inc and the reversal of prior period unrealized appreciation related to Dermatology Associates, partially offset by the reversal of prior period unrealized depreciation related to American Physician Partners.

Consolidated Results of Operations
For the three months ended December 31, 2024 and September 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending December 31, 2024 and September 30, 2024, respectively:

	Three months ended		Change
	December 31, 2024	September 30, 2024	$
Investment income:
Interest income	$47,530	$48,453	$(923)
PIK income	5,401	5,246	155
Other income	1,088	898	190
Total investment income	54,019	54,597	(578)
Expenses:
Base management fees	3,800	2,569	1,231
Incentive fees	4,937	4,434	503
Professional fees	460	263	197
Administrative service fees	258	568	(310)
Interest expense and credit facility fees	8,730	14,460	(5,730)
Directors’ fees and expenses	85	79	6
Other general and administrative	732	784	(52)
Excise tax expense	450	410	40
Total expenses	19,452	23,567	(4,115)
Net investment income (loss)	34,567	31,030	3,537
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(9,076)	(1,052)	(8,024)
Net realized currency gain (loss) on non-investment assets and liabilities	5,546	229	5,317
Net change in unrealized appreciation (depreciation) on investments	(18,514)	(137)	(18,377)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(3,253)	(3,211)	(42)
Net change in unrealized gains (losses) on forward currency contracts	3,772	—	3,772
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(21,525)	(4,171)	(17,354)
Net increase (decrease) in net assets resulting from operations	$13,042	$26,859	$(13,817)
Investment Income
The decrease in investment income for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024 was primarily driven by lower benchmark rates and lower spreads across the loan portfolio. As of December 31, 2024, the size of our portfolio increased to $2,008,800 from $1,722,795 as of September 30, 2024, at amortized cost. As of December 31, 2024 and September 30, 2024, the weighted average yield of our total debt and income producing investments was 11.1% and 11.8% based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2024 and September 30, 2024, four and two of our income producing investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $10,487 and $9,203, which represented approximately 0.5% of total investments at fair value as of both December 31, 2024 and September 30, 2024. The remaining income producing investments were performing and current on their interest payments as of December 31, 2024 and September 30, 2024.
The increase in other income for the three months ended December 31, 2024 from the three months ended September 30, 2024 was primarily driven by higher amendment fees partially offset by lower prepayment fees.

Expenses
The decrease in interest expense and credit facility fees for the three months ended December 31, 2024 from the three months ended September 30, 2024 was primarily driven by a lower weighted average debt balance due to debt repayment following the large equity closing in early October and lower weighted average spread in the three months ended December 31, 2024 from lower benchmark rates and lower effective spread on the 2024-1 CLO.
The increase in management fees for the three months ended December 31, 2024 from the three months ended September 30, 2024 was primarily driven by a higher net asset balance.
The increase in incentive fees for the three months ended December 31, 2024 from the three months ended September 30, 2024 was primarily driven by higher pre-incentive fee net investment income.
For the three months ended December 31, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the three months ended December 31, 2024 and September 30, 2024 were as follows:

	Three Months Ended
	December 31, 2024	September 30, 2024
Realized gains on investments	$26	$1,580
Number of investments with realized gains	2	4
Realized losses on investments	$(9,102)	$(2,632)
Number of investments with realized losses	5	1
Change in unrealized appreciation on investments	$15,780	$12,618
Number of investments with unrealized appreciation	85	73
Change in unrealized depreciation on investments	$(34,294)	$(12,755)
Number of investments with unrealized depreciation	92	92
During the three months ended December 31, 2024, we recognized a realized loss after the restructure of our investment in Jeg’s Automotive, LLC. During the three months ended September 30, 2024, we recognized a realized loss after the sale of our investment in Stonegate Pub Company Bidco Limited partially offset by a realized gain from the sale of our equity investment in Chartis Holding, LLC.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) during the three months ended December 31, 2024 was driven by a decrease in value of our investment in Aimbridge Acquisition Co., Inc, partially offset by the reversal of prior period unrealized depreciation related to Jeg’s Automotive, LLC.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of December 31, 2024, we had $508,732 of outstanding consolidated indebtedness under the Credit Facilities and the 2024-1 Debt, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of December 31, 2024, we had $469,900 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 6, Borrowings, to the consolidated financial statements as of December 31, 2024 and 2023, included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. As of December 31, 2024 and December 31, 2023, net financial leverage was 0.32x and 0.66x, respectively.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	December 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$108,453	$65,755
Available borrowings under Credit Facilities	361,447	226,028
Total Liquidity	$469,900	$291,783
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2024 and December 31, 2023:

	Par / Principal Amount as of December 31,
	2024	2023
Unfunded delayed draw commitments	$102,427	$75,501
Unfunded revolving commitments	74,513	63,465
Total unfunded commitments	$176,940	$138,966

Cash Flows
The following table details the net change in our cash and cash equivalents:

	For the years December 31,
	2024	2023
Cash flows provided by (used in) operating activities	$16,251	$381,469
Cash flows provided by (used in) financing activities	26,447	(389,474)
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,698	$(8,005)
During the year ended December 31, 2024, we paid $525,887 related to cost of investments purchased and received $441,717 in repayments on our investments. During the year ended December 31, 2024 we had net repayments of $534,773 on our Credit Facilities and received $289,000 in proceeds from the 2024-1 Debt issuance. During the year ended December 31, 2024, we issued 27,289,294 shares for an aggregate offering price of approximately $538,050, repurchased and extinguished 7,104,886 shares for an aggregate purchase price of $140,039.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2024 and 2023.
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
Interest Rate Risk
As of December 31, 2024, on a fair value basis, approximately 99.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities and 2024-1 Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2024 and 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2024 and 2023, and based on the terms of our Credit Facilities and 2024-1 Debt. Interest expense on our Credit Facilities and 2024-1 Debt is calculated using the stated interest rate as of December 31, 2024 and 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$57,766	$(15,262)	$42,504	$53,741	$(22,642)	$31,099
Up 200 basis points	$38,511	$(10,175)	$28,336	$35,827	$(15,095)	$20,732
Up 100 basis points	$19,255	$(5,087)	$14,168	$17,914	$(7,547)	$10,367
Down 100 basis points	$(19,255)	$5,087	$(14,168)	$(17,914)	$7,547	$(10,367)
Down 200 basis points	$(38,494)	$10,175	$(28,319)	$(35,827)	$15,095	$(20,732)
Down 300 basis points	$(57,413)	$15,260	$(42,153)	$(53,712)	$22,642	$(31,070)

Item 8. Financial Statements and Supplementary Data
CARLYLE CREDIT SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Carlyle Credit Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Credit Solutions, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tysons, Virginia
March 13, 2025

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,008,800 and $1,897,279, respectively)	$1,951,269	$1,820,318
Cash, cash equivalents and restricted cash	108,453	65,755
Receivable for investments sold	2,140	130
Interest receivable	18,885	23,736
Receivable for issuance of common stock	22	96
Derivative assets, at fair value (Note 5)	3,772	—
Prepaid expenses and other assets	10,619	8,401
Total assets	$2,095,160	$1,918,436
LIABILITIES
Secured borrowings (Note 6)	$506,655	$754,747
Payable for investments purchased	50,974	—
Interest and credit facility fees payable (Note 6)	6,104	11,982
Dividend payable (Note 8)	13,091	28,703
Management and incentive fees payable (Note 4)	8,738	7,847
Administrative service fees payable (Note 4)	1,504	1,863
Common stock proceeds received in advance	12,454	8,193
Other accrued expenses and liabilities	3,178	1,889
Total liabilities	602,698	815,224
Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,812,863 and 56,280,182 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	768	563
Paid-in capital in excess of par value	1,549,238	1,146,462
Total distributable earnings (loss)	(57,544)	(43,813)
Total net assets	$1,492,462	$1,103,212
NET ASSETS PER SHARE	$19.43	$19.60

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$201,377	$227,448	$179,764
PIK income	18,884	12,596	10,937
Other income	4,879	6,503	6,994
Total investment income	225,140	246,547	197,695
Expenses:
Base management fees (Note 4)	11,520	10,864	11,770
Net investment income incentive fees (Note 4)	18,801	19,941	17,961
Professional fees	1,613	1,753	3,525
Administrative service fees (Note 4)	1,791	1,426	1,419
Interest expense and credit facility fees (Note 6)	54,924	69,852	40,953
Directors’ fees and expenses	332	269	351
Other general and administrative	2,825	2,313	2,527
Total expenses	91,806	106,418	78,506
Net investment income (loss) before taxes	133,334	140,129	119,189
Excise tax expense	1,701	731	80
Net investment income (loss)	131,633	139,398	119,109
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(52,258)	27	(343)
Net realized currency gain (loss) on non-investment assets and liabilities	6,062	(120)	(410)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	19,430	(28,048)	(48,021)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(4,963)	(3,122)	8,551
Net change in unrealized gains (losses) on forward currency contracts	3,772	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(27,957)	(31,263)	(40,223)
Net increase (decrease) in net assets resulting from operations	$103,676	$108,135	$78,886
Basic and diluted earnings per share (Note 8)	$1.75	$1.91	$1.36
Weighted-average shares of common stock outstanding—basic and diluted (Note 8)	59,200,911	56,551,480	57,991,971

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$131,633	$139,398	$119,109
Net realized gain (loss) on investments and non-investment assets and liabilities	(46,196)	(93)	(753)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	18,239	(31,170)	(39,470)
Net increase (decrease) in net assets resulting from operations	103,676	108,135	78,886
Capital transactions:
Common stock issued	538,050	82,980	109,868
Dividend reinvestment	6,834	2,098	—
Repurchase of common stock	(140,039)	(126,948)	(81,649)
Dividends declared (Note 8)	(119,271)	(114,554)	(121,845)
Net increase (decrease) in net assets resulting from capital transactions	285,574	(156,424)	(93,626)
Net increase (decrease) in net assets	389,250	(48,289)	(14,740)
Net assets at beginning of year	1,103,212	1,151,501	1,166,241
Net assets at end of year	$1,492,462	$1,103,212	$1,151,501

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$103,676	$108,135	$78,886
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,818	1,977	1,712
Net accretion of discount on investments	(9,497)	(10,762)	(11,661)
Paid-in-kind interest	(20,291)	(12,770)	(13,386)
Net realized (gain) loss on investments	52,258	(27)	343
Net realized currency (gain) loss on non-investment assets and liabilities	(6,062)	120	410
Net change in unrealized (appreciation) depreciation on investments	(19,430)	28,048	48,021
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	4,963	3,122	(8,551)
Net change in unrealized gain (loss) on derivative instruments	(3,772)	—	—
Cost of investments purchased and change in payable for investments purchased	(525,887)	(165,741)	(530,777)
Proceeds from sales and repayments of investments and change in receivable for investments sold	441,717	433,609	489,606
Changes in operating assets:
Interest receivable	4,851	(2,088)	2,762
Prepaid expenses and other assets	(4,036)	(801)	(2,038)
Changes in operating liabilities:
Due to Investment Adviser	—	—	(448)
Interest and credit facility fees payable	(5,878)	(1,577)	7,983
Management and incentive fees payable	891	144	(60)
Administrative service fees payable	(359)	1,009	615
Other accrued expenses and liabilities	1,289	(929)	497
Net cash provided by (used in) operating activities	16,251	381,469	63,914
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	542,385	82,566	122,225
Repurchase of common stock	(140,039)	(126,948)	(81,649)
Borrowings on Credit Facilities	569,676	247,000	394,733
Repayments of Credit Facilities	(1,104,449)	(477,823)	(370,748)
Proceeds from issuance of 2024-1 Debt	289,000	—	—
Debt issuance costs paid	(2,077)	(150)	(1,712)
Dividends paid in cash	(128,049)	(114,119)	(118,841)
Net cash provided by (used in) financing activities	26,447	(389,474)	(55,992)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,698	(8,005)	7,922
Cash, cash equivalents and restricted cash, beginning of year	65,755	73,760	65,838
Cash, cash equivalents and restricted cash, end of year	$108,453	$65,755	$73,760
Supplemental disclosures:
Interest and credit facility fees paid during the year	$60,126	$69,812	$31,433
Taxes, including excise tax, paid during the year	$841	$69	$—
Dividends declared during the year	$119,271	$114,554	$121,845
Dividends reinvested during the year	$6,834	$2,098	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (88.1% of fair value)
Accession Risk Management Group, Inc.	(b)(c)(e)	(2)(3)(14)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2019	11/1/2029	$38,701	$38,449	$39,085	2.62%
ACR Group Borrower, LLC	(b)	(2)(3)(14)	Aerospace & Defense	SOFR	4.75%	9.05%	5/14/2024	3/31/2028	1,175	1,164	1,175	0.08
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	10.79%	8/16/2022	8/15/2028	23,109	22,488	20,795	1.39
Advanced Web Technologies Holding Company	(a)(b)(e)	(2)(3)(14)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.56%	12/17/2020	12/17/2027	18,842	18,667	18,832	1.26
AI Grace AUS Bidco Pty LTD (Australia)	(e)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.62%	12/5/2023	12/5/2029	2,286	2,226	2,286	0.15
Allied Benefit Systems Intermediate LLC	(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2023	10/31/2030	2,536	2,502	2,562	0.17
Alpine Acquisition Corp II	(a)(b)	(2)(3)(11)(14)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	4/19/2022	11/30/2029	21,866	21,649	17,167	1.15
AmpersCap LLC	(a)	(2)(3)(14)	Diversified Financial Services	SOFR	5.25%	9.54%	12/17/2024	12/17/2032	742	697	653	0.04
Apex Companies Holdings, LLC	(a)(c)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.78%	1/31/2023	1/31/2028	11,721	11,473	11,625	0.78
Applied Technical Services, LLC	(e)	(2)(3)(11)	Business Services	SOFR	6.00%	10.37%	9/18/2023	12/29/2026	474	468	470	0.03
Applied Technical Services, LLC	(a)(e)	(2)(3)(11)(14)	Business Services	SOFR	5.75%	10.12%	12/29/2020	12/29/2026	1,271	1,249	1,247	0.08
Appriss Health, LLC	(a)(b)(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.70%	5/6/2021	5/6/2027	43,444	43,000	43,139	2.90
Ardonagh Midco 3 PLC (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	4.75%	9.90%	3/1/2024	2/15/2031	1,176	1,160	1,187	0.08
Artifact Bidco, Inc.	(b)	(2)(3)(14)	Software	SOFR	4.50%	8.83%	7/26/2024	7/26/2031	704	695	697	0.05
Ascend Buyer, LLC	(c)(e)	(2)(3)(11)(14)	Containers, Packaging & Glass	SOFR	5.75%	10.17%	9/30/2021	9/30/2028	12,673	12,508	12,654	0.85
Associations, Inc.	(a)(e)	(2)(3)(11)(14)	Construction & Building	SOFR	6.50%	11.05%	5/3/2024	7/2/2028	6,824	6,817	6,892	0.46
Athlete Buyer, LLC	(a)(e)	(2)(3)(11)(14)	Construction & Building	SOFR	5.75%	10.08%	3/29/2024	4/26/2029	3,873	3,764	3,771	0.25
Atlas US Finco, Inc.	(a)	(2)(3)(7)(14)	High Tech Industries	SOFR	5.00%	9.63%	12/15/2022	12/12/2029	1,442	1,405	1,444	0.10
Atlas US Finco, Inc.	(a)	(2)(3)(7)	High Tech Industries	SOFR	5.00%	9.63%	12/18/2023	12/10/2029	667	656	668	0.04
Auditboard, Inc.	(a)(b)	(2)(3)(14)	Software	SOFR	4.75%	9.07%	7/12/2024	7/12/2031	6,000	5,905	5,941	0.40
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	(b)(c)	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	11.33%	12/24/2019	12/24/2026	38,162	37,851	36,948	2.48
Avalara, Inc.	(b)(c)(e)	(2)(3)(14)	Diversified Financial Services	SOFR	6.25%	10.58%	10/19/2022	10/19/2028	14,265	14,004	14,265	0.96
Azurite Intermediate Holdings, Inc.	(b)(e)	(2)(3)(14)	Software	SOFR	6.50%	10.86%	3/19/2024	3/19/2031	3,577	3,524	3,654	0.24

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Barnes & Noble, Inc.	(b)(e)	(2)(3)(10)(11)	Retail	SOFR	8.81%	13.17%	8/7/2019	12/20/2026	$20,133	$19,842	$20,000	1.34%
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)(14)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	—	(25)	(25)	0.00
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	11.21%	6/4/2024	6/4/2031	€3,303	3,486	3,327	0.22
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.25%	12.75%	6/4/2024	6/4/2031	5,341	5,189	5,194	0.35
Bingo Group Buyer, Inc.	(a)(b)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.00%	9.33%	7/10/2024	7/10/2031	3,446	3,389	3,496	0.23
Birsa S.p.A. (Italy)	(a)	(2)(7)(14)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.58%	7/2/2024	6/30/2031	€1,586	1,595	1,547	0.10
BlueCat Networks, Inc. (Canada)	(a)(b)(e)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.40%	8/8/2022	8/8/2028	26,437	26,081	26,015	1.74
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.83%	9/30/2019	9/30/2026	28,456	28,239	27,459	1.84
Bradyifs Holdings, LLC	(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.00%	9.52%	10/31/2023	10/31/2029	15,415	15,142	15,467	1.04
Celerion Buyer, Inc.	(c)(e)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.53%	11/3/2022	11/3/2029	2,399	2,356	2,379	0.16
Chemical Computing Group ULC (Canada)	(a)(b)(e)	(2)(3)(7)(11)(14)	Software	SOFR	4.50%	8.96%	8/30/2018	8/30/2025	11,725	11,721	11,725	0.79
CircusTrix Holdings, LLC	(a)(e)	(2)(3)(14)	Leisure Products & Services	SOFR	6.50%	10.86%	7/18/2023	7/14/2028	9,676	9,482	9,808	0.66
Comar Holding Company, LLC	(b)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2018	6/18/2026	46,307	46,268	41,880	2.81
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	14.10%	7/30/2023	7/30/2028	1,774	1,750	1,791	0.12
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)(14)	High Tech Industries	SOFR	6.00%	10.54%	5/22/2024	5/22/2029	15,173	14,773	14,724	0.99
Cority Software Inc. (Canada)	(a)(b)(c)(e)	(2)(3)(7)(14)	Software	SOFR	4.75%	9.34%	7/2/2019	7/2/2026	60,979	60,654	60,856	4.08
Coupa Holdings, LLC	(c)(e)	(2)(3)(14)	Software	SOFR	5.50%	10.09%	2/27/2023	2/28/2030	2,149	2,098	2,182	0.15
CST Holding Company	(c)(e)	(2)(3)(11)(14)	Consumer Goods: Non-Durable	SOFR	5.00%	9.36%	11/1/2022	11/1/2028	2,442	2,385	2,445	0.16
Dance Midco S.a.r.l. (United Kingdom)	(a)	(2)(14)	Media: Diversified & Production	EURIBOR	5.50%	8.54%	10/25/2024	10/25/2031	€10,366	10,896	10,526	0.71
DCA Investment Holding LLC	(b)(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.73%	3/11/2021	4/3/2028	11,949	11,857	11,464	0.77
Denali Midco 2, LLC	(c)(e)	(2)(3)	Consumer Services	SOFR	5.25%	9.61%	9/15/2022	12/22/2028	8,423	8,265	8,359	0.56
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	10.09%	8/4/2020	8/4/2030	636	627	642	0.04
Dwyer Instruments, Inc.	(c)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2021	7/21/2029	24,819	24,534	24,819	1.66
Eliassen Group, LLC	(b)(e)	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2022	4/14/2028	21,170	20,975	20,827	1.40

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Ellkay, LLC	(c)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.55%	9/14/2021	9/14/2027	$14,032	$13,878	$12,278	0.82%
Essential Services Holding Corporation	(c)	(2)(3)(14)	Consumer Services	SOFR	5.00%	9.65%	6/17/2024	6/17/2031	758	749	756	0.05
Excel Fitness Holdings, Inc.	(e)	(2)(3)	Leisure Products & Services	SOFR	5.50%	9.83%	8/11/2022	4/29/2029	2,832	2,782	2,832	0.19
Excel Fitness Holdings, Inc.	(a)(e)	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.25%	9.58%	4/29/2022	4/29/2029	6,141	6,046	6,095	0.41
Excelitas Technologies Corp.	(b)	(2)	Capital Equipment	EURIBOR	5.25%	8.11%	8/12/2022	8/12/2029	€3,213	3,326	3,304	0.22
Excelitas Technologies Corp.	(a)(b)(c)(e)	(2)(3)(14)	Capital Equipment	SOFR	5.25%	9.61%	8/12/2022	8/12/2029	6,097	6,019	6,055	0.41
FPG Intermediate Holdco, LLC	(a)	(2)(3)(11)(14)	Consumer Services	SOFR	1.00%, 5.75% PIK	11.10%	8/5/2022	3/5/2027	774	767	500	0.03
Galileo Parent, Inc.	(b)	(2)(3)(14)	Telecommunications	SOFR	5.75%	10.08%	11/26/2024	5/3/2030	32,744	32,744	32,744	2.19
Generator US Buyer, Inc.	(b)	(2)(3)	Energy: Electricity	SOFR	5.25%	9.58%	10/1/2024	7/22/2030	1,530	1,504	1,512	0.10
Greenhouse Software, Inc.	(a)(b)(c)(e)	(2)(3)(14)	Software	SOFR	6.25%	10.58%	3/1/2021	9/1/2028	32,796	32,275	33,003	2.21
GS AcquisitionCo, Inc.	(a)(e)	(2)(3)(14)	Software	SOFR	5.25%	9.58%	3/26/2024	5/25/2028	1,095	1,093	1,102	0.07
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	10.11%	9/30/2022	12/16/2030	80	79	81	0.01
Hadrian Acquisition Limited (United Kingdom)	(d)	(2)(3)(7)(10)(14)	Diversified Financial Services	SONIA	5.16%, 3.20% PIK	13.08%	2/28/2022	2/28/2029	£13,774	17,647	17,488	1.17
Heartland Home Services, Inc.	(b)(c)(e)	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	10.33%	12/15/2020	12/15/2026	31,694	31,449	30,156	2.02
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.08%	2/10/2022	12/15/2026	3,963	3,946	3,766	0.25
Hercules Borrower LLC	(a)(b)(e)	(2)(3)(11)(14)	Environmental Industries	SOFR	5.50%	9.83%	12/14/2020	12/14/2026	17,895	17,704	17,895	1.20
Hoosier Intermediate, LLC	(a)(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.52%	11/15/2021	11/15/2028	16,026	15,800	16,026	1.07
HS Spa Holdings Inc.	(a)(e)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.76%	6/2/2022	6/2/2029	8,679	8,543	8,738	0.59
HS Spa Holdings Inc.	(a)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.54%	3/12/2024	6/2/2029	313	308	313	0.02
Icefall Parent, Inc.	(b)(e)	(2)(3)(14)	Software	SOFR	6.50%	10.86%	1/26/2024	1/26/2030	7,811	7,660	7,803	0.52
iCIMS, Inc.	(a)(b)(c)(e)	(2)(3)(14)	Software	SOFR	5.75%	10.38%	8/18/2022	8/18/2028	28,159	27,855	27,614	1.85
IG Investments Holdings, LLC	(b)	(2)(3)(14)	Business Services	SOFR	5.00%	9.57%	11/1/2024	9/22/2028	4,117	4,117	4,117	0.28
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.91%	5/28/2021	5/28/2027	€33,924	40,558	35,140	2.35
IQN Holding Corp.	(a)(b)	(2)(3)(14)	Business Services	SOFR	5.25%	9.76%	5/2/2022	5/2/2029	7,026	6,977	7,026	0.47

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
iRobot Corporation	(a)	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	13.63%	7/25/2023	7/31/2026	$4,404	$4,404	$4,260	0.29%
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.29%	12/22/2021	12/31/2029	5,850	5,850	5,850	0.39
Kaseya, Inc.	(b)(e)	(2)(3)(14)	High Tech Industries	SOFR	5.50%	10.08%	6/23/2022	6/23/2029	36,846	36,303	36,846	2.47
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(14)	Business Services	SOFR	7.75%	12.44%	10/18/2019	10/18/2025	8,232	8,192	7,541	0.51
LVF Holdings, Inc.	(b)(c)(e)	(2)(3)(11)(14)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2021	6/10/2027	39,757	39,366	39,757	2.66
Material Holdings, LLC	(c)	(2)(3)(11)(14)	Business Services	SOFR	1.35%, 4.65% PIK	10.33%	8/19/2021	8/19/2027	13,749	13,749	13,749	0.92
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.29%	8/19/2021	8/19/2027	3,378	1,310	877	0.06
Maverick Acquisition, Inc.	(b)(c)	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.58%	6/1/2021	6/1/2027	42,751	42,351	31,105	2.08
Medical Manufacturing Technologies, LLC	(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.09%	12/23/2021	12/23/2027	19,468	19,226	19,163	1.28
NEFCO Holding Company LLC	(a)(b)(c)(e)	(2)(3)(14)	Construction & Building	SOFR	5.75%	10.31%	8/5/2022	8/5/2028	31,928	31,499	31,842	2.13
North Haven Fairway Buyer, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	6.50%	10.90%	5/17/2022	5/17/2028	22,799	22,409	22,799	1.53
North Haven Fairway Buyer, LLC	(c)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.66%	6/26/2024	5/17/2028	2,246	2,139	2,188	0.15
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.81%	4/28/2022	4/28/2028	7,475	7,426	7,353	0.49
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.82%	2/1/2024	4/28/2028	1,039	1,000	997	0.07
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	8.11%	10/30/2024	10/30/2031	€3,030	3,258	3,119	0.21
Optimizely North America Inc.	(b)	(2)(3)(14)	High Tech Industries	SOFR	5.00%	9.36%	10/30/2024	10/30/2031	8,970	8,869	8,909	0.60
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	10.20%	10/30/2024	10/30/2031	£1,212	1,556	1,511	0.10
Oranje Holdco, Inc.	(b)(e)	(2)(3)(14)	Business Services	SOFR	7.75%	12.32%	2/1/2023	2/1/2029	4,026	3,941	4,058	0.27
Oranje Holdco, Inc.	(b)(e)	(2)(3)	Business Services	SOFR	7.25%	11.82%	6/26/2024	2/1/2029	1,687	1,656	1,671	0.11
Orthrus Limited (United Kingdom)	(d)	(2)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	9.13%	12/4/2024	12/4/2031	€1,805	1,882	1,841	0.12
Orthrus Limited (United Kingdom)	(d)	(2)(3)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.72%	12/4/2024	12/4/2031	4,768	4,697	4,696	0.31
Orthrus Limited (United Kingdom)	(d)	(2)(14)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.95%	12/4/2024	12/4/2031	£2,021	2,531	2,474	0.17
PAM Bidco Limited (United Kingdom)	(d)	(14)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	67	86	82	0.01
PAM Bidco Limited (United Kingdom)	(d)	(2)(14)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£5,682	7,181	6,905	0.46

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Park County Holdings, LLC	(b)(e)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.62%	11/29/2023	11/29/2029	$28,759	$28,249	$28,615	1.92%
PDI TA Holdings, Inc	(b)	(2)(3)(14)	Software	SOFR	5.50%	10.08%	2/1/2024	2/1/2031	2,572	2,545	2,568	0.17
Performance Health Holdings, Inc.	(e)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.11%	7/12/2021	7/12/2027	6,444	6,382	6,444	0.43
Pestco Intermediate, LLC	(b)(c)(e)	(2)(3)(11)(14)	Environmental Industries	SOFR	6.25%	10.78%	2/6/2023	2/17/2028	2,513	2,457	2,541	0.17
Pestco Intermediate, LLC	(a)(b)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.50%	10/2/2024	2/17/2028	1,237	1,209	1,214	0.08
PF Atlantic Holdco 2, LLC	(c)(e)	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2021	11/12/2027	36,293	35,877	36,293	2.43
PPV Intermediate Holdings, LLC	(a)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.54%	8/7/2024	8/31/2029	—	(80)	—	—
Project Castle, Inc.	(e)	(2)(3)	Capital Equipment	SOFR	5.50%	10.09%	6/24/2022	6/1/2029	7,331	6,771	6,389	0.43
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(14)	Software	SOFR	6.00%	10.36%	2/1/2021	2/1/2027	—	(13)	(10)	0.00
Prophix Software Inc. (Canada)	(a)(b)(e)	(2)(3)(7)(14)	Software	SOFR	6.00%	10.35%	11/21/2023	2/1/2027	18,999	18,829	18,921	1.27
PXO Holdings I Corp.	(a)(b)(e)	(2)(3)(11)(14)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.90%	3/8/2022	3/8/2028	9,650	9,522	9,647	0.65
QBS Parent, Inc.	(a)(b)	(2)(3)(14)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2024	11/7/2031	9,569	9,517	9,516	0.64
QNNECT, LLC	(b)(c)(e)	(2)(3)(14)	Aerospace & Defense	SOFR	5.25%	10.26%	11/2/2022	11/2/2029	3,116	3,046	3,129	0.21
Quantic Electronics, LLC	(c)(e)	(2)(3)(11)(14)	Aerospace & Defense	SOFR	6.00%	10.33%	11/19/2020	11/19/2026	14,919	14,794	14,919	1.00
Quantic Electronics, LLC	(c)(e)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.33%	3/1/2021	3/1/2027	9,625	9,543	9,625	0.64
Radwell Parent, LLC	(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.50%	9.83%	12/1/2022	4/1/2029	4,628	4,510	4,583	0.31
Ranpak Corp.	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2024	12/19/2031	12,195	12,074	12,073	0.81
Ranpak B.V. (Netherlands)	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2024	12/19/2031	7,805	7,727	7,727	0.52
Regency Entertainment, Inc.	(b)(e)	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	6.75%, 2.25% PIK	13.33%	7/5/2023	6/23/2028	10,000	9,809	10,300	0.69
Rialto Management Group, LLC	(b)	(2)(3)(14)	Diversified Financial Services	SOFR	5.00%	9.53%	12/5/2024	12/5/2030	10,467	10,359	10,358	0.69
Rotation Buyer, LLC	(a)(b)	(2)(3)(14)	Capital Equipment	SOFR	4.75%	9.08%	12/27/2024	12/27/2031	12,056	11,894	11,893	0.80
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.90%	10/7/2022	10/7/2029	157	154	157	0.01
Seahawk Bidco, LLC	(a)(b)	(2)(3)(14)	Consumer Services	SOFR	4.75%	9.10%	12/19/2024	12/19/2031	24,882	24,622	24,620	1.65
Smarsh Inc.	(a)(e)	(2)(3)(14)	Software	SOFR	5.75%	10.08%	2/18/2022	2/18/2029	3,755	3,698	3,755	0.25
SPay, Inc.	(a)(b)	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	13.84%	6/15/2018	6/15/2026	29,237	29,195	25,108	1.68

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Speedstar Holding LLC	(b)(c)(e)	(2)(3)(14)	Auto Aftermarket & Services	SOFR	6.00%	10.59%	7/2/2024	7/22/2027		$18,170	$17,948	$17,942	1.20%
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.58%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.70
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.83%	2/1/2024	2/1/2028		3,822	3,822	3,822	0.26
Spotless Brands, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.03%	6/21/2022	7/25/2028		33,370	32,757	33,451	2.24
Tank Holding Corp.	(a)(b)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2022	3/31/2028		24,942	24,653	24,942	1.67
Tank Holding Corp.	(b)	(2)(3)(11)(14)	Capital Equipment	SOFR	6.00%	10.35%	9/26/2024	3/31/2028		2,717	2,690	2,717	0.18
TCFI Aevex LLC	(b)(c)(e)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.36%	3/18/2020	3/18/2026		27,957	27,820	27,958	1.87
The Chartis Group, LLC	(a)(b)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.85%	9/17/2024	9/17/2031		20,820	20,526	20,643	1.38
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(14)	Energy: Electricity	CORRA	5.25%	10.16%	7/22/2024	7/22/2030	C$	8,022	5,706	5,486	0.37
Tufin Software North America, Inc.	(a)(b)(c)(e)	(2)(3)(11)(14)	Software	SOFR	6.95%	11.29%	8/17/2022	8/17/2028		28,328	27,942	28,202	1.89
Turbo Buyer, Inc.	(b)(c)(e)	(2)(3)(14)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2019	12/2/2025		42,210	42,005	39,341	2.64
U.S. Legal Support, Inc.	(a)(b)(e)	(2)(3)(11)(14)	Business Services	SOFR	5.75%	10.08%	11/30/2018	5/31/2026		21,282	21,261	21,211	1.42
United Flow Technologies Intermediate Holdco II, LLC	(a)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.59%	6/21/2024	6/21/2031		2,645	2,585	2,635	0.18
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)	Environmental Industries	SOFR	2.50% 4.75% PIK	12.04%	4/13/2020	4/13/2027		49,227	48,949	44,461	2.98
USR Parent Inc.	(e)	(2)(3)(10)	Retail	SOFR	7.60%	12.15%	4/22/2022	4/25/2027		3,333	3,316	3,290	0.22
Vensure Employer Services, Inc.	(a)(b)(e)	(2)(14)	Business Services	SOFR	5.00%	9.34%	9/27/2024	9/27/2031		21,058	20,816	21,029	1.41
Wineshipping.com LLC	(c)	(2)(3)(11)(14)	Beverage & Food	SOFR	5.75%	10.29%	10/29/2021	10/29/2027		15,603	15,434	12,852	0.86
World 50, Inc.	(b)(e)	(2)(3)(14)	Business Services	SOFR	5.75%	10.11%	3/22/2024	3/22/2030		18,996	18,638	18,786	1.26
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2021	9/13/2027		435	431	402	0.03
YLG Holdings, Inc.	(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	4.75%	9.32%	9/30/2020	12/23/2030		10,942	10,838	10,813	0.72
First Lien Debt Total											$1,759,826	$1,720,761.00	115.30%
Second Lien Debt (4.8% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.98%	9/30/2021	9/30/2028		$10,185	$10,092	$9,956	0.67%
Aimbridge Acquisition Co., Inc.	(b)	(2)(8)(11)	Leisure Products & Services	SOFR	7.50%	11.79%	2/1/2019	2/1/2027		21,047	20,612	2,542	0.17
AP Plastics Acquisition Holdings, LLC	(b)(e)	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	11.61%	8/10/2021	8/10/2029		38,180	37,469	38,180	2.56
AQA Acquisition Holdings, Inc.	(b)(e)	(2)(3)	High Tech Industries	SOFR	6.25%	10.84%	5/14/2021	3/3/2029		13,679	13,570	13,645	0.91

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	$2,747	$2,735	$2,735	0.18%
Denali Midco 2, LLC	(a)	(2)(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,320	1,296	1,295	0.09
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	12.09%	10/28/2020	10/28/2028	14,672	14,442	12,888	0.86
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	13.09%	11/16/2020	11/2/2028	13,000	12,848	11,483	0.77
Second Lien Debt Total										$113,064	$92,724	6.21%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (3.2% of fair value)
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.39%	11/18/2024	1/20/2038	$1,250	$1,250	$1,250	0.08%
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	11/14/2024	10/17/2037	1,330	1,330	1,330	0.09
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	11/22/2024	1/22/2038	3,270	3,270	3,271	0.22
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.94%	11/8/2024	10/15/2038	€1,750	1,876	1,812	0.12
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	11/20/2024	1/15/2038	1,275	1,275	1,284	0.09
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	12/20/2024	1/15/2038	5,000	5,000	5,000	0.36
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.09%	11/15/2024	1/22/2038	3,000	3,000	3,003	0.20
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	11/18/2024	1/18/2038	3,000	3,000	3,001	0.20
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	8.54%	12/12/2024	1/15/2038	€3,490	3,653	3,615	0.24
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.94%	10/29/2024	10/20/2037	3,250	3,250	3,321	0.22
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	10/18/2024	1/20/2038	2,190	2,190	2,211	0.15
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	10/31/2024	10/20/2037	3,375	3,375	3,375	0.23
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.09%	11/22/2024	1/15/2038	3,050	3,050	3,051	0.20
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.39%	11/25/2024	1/15/2038	2,875	2,875	2,876	0.19
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	12/19/2024	1/20/2038	3,000	3,000	3,000	0.20
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	10.54%	11/5/2024	1/20/2038	2,000	2,000	2,001	0.13
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	11/20/2024	1/15/2038	2,220	2,220	2,252	0.15
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.69%	11/25/2024	1/25/2038	1,970	1,970	1,970	0.13
Regatta XXIV Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	9.44%	12/20/2024	1/20/2038	3,000	3,000	3,000	0.20
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	11/26/2024	1/15/2037	2,860	2,860	2,861	0.19
Silver Point CLO 1 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	12/23/2024	1/20/2038	2,250	2,250	2,250	0.15
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	11/25/2024	1/15/2038	2,200	2,200	2,200	0.15

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	8.64%	11/12/2024	1/15/2039	€4,380	$4,640	$4,537	0.30%
Structured Credit Investments Total										$62,534	$62,471	4.19%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.9% of fair value)
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	$592	$1,035	0.07%
Appriss Health, LLC	(a)	(6)	Healthcare & Pharmaceuticals	11.00% (100% PIK)	5/6/2021	1	626	614	0.04
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	5,114	0.34
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	9	9,338	9,336	0.63
Buckeye Group Holdings, L.P.	(c)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	4,099	1,218	1,218	0.08
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	410	—	—	—
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	735	0.05
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.01
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	137	145	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	86	0.01
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,513	7,513	0.50
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	20,577	20,496	19,942	1.34
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	625	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.04
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	766	0.05
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	237	0.02
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	199	0.01
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,428	6,742	0.45
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	49	89	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	1,955	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	3,485	0.23
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,031	11,932	12,031	0.81
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,274	0.09
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	640	819	0.05

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	$211	$548	0.04%
Equity Investments Total							$73,376	$75,313	5.05%
Total investments—non-controlled/non-affiliated							$2,008,800	$1,951,269	130.74%
Total investments							$2,008,800	$1,951,269	130.74%

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$3,260		€3,000	2/4/2025	$148
Forward Currency Contract	Barclays Bank PLC	$1,555		£1,200	2/4/2025	53
Forward Currency Contract	Barclays Bank PLC	$7,256		£5,607	2/4/2025	238
Forward Currency Contract	Barclays Bank PLC	$9,700		€8,935	2/4/2025	433
Forward Currency Contract	Barclays Bank PLC	$1,203	C$	1,672	2/5/2025	39
Forward Currency Contract	Barclays Bank PLC	$18,848		£14,538	2/5/2025	653
Forward Currency Contract	Barclays Bank PLC	$3,519		€3,240	2/5/2025	158
Forward Currency Contract	Barclays Bank PLC	$36,337		€33,459	2/5/2025	1,633
Forward Currency Contract	Barclays Bank PLC	$1,723		€1,586	2/5/2025	77
Forward Currency Contract	Barclays Bank PLC	$5,678	C$	7,889	2/5/2025	183
Forward Currency Contract	Barclays Bank PLC	$3,498		€3,221	2/5/2025	157
Total Derivative Instruments						$3,772
(a) Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiary, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (the “SPV”), Carlyle Credit Solutions SPV2 LLC (“SPV2”) or Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, or the 2024-1 Issuer.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 6, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, the SPV, or the the 2024-1 Issuer.
(d) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CARS Lux S.à.r.l (“CARS Lux”).
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 6, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, or SPV2.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 5, Derivative Instruments, to these consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. As of December 31, 2024, the reference rates for variable rate loans were the 30-day SOFR at 4.30%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.25%, the daily SONIA at 4.70%, the 90-day EURIBOR at 2.79%, the 180-day EURIBOR at 2.63%, and the 30-day CORRA at 4.97%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 3.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and structured credit investments was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $75,313, or 5.05% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of December 31, 2024.
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
(12)Represents a non-income producing security as of December 31, 2024.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2024, the aggregate fair value of these securities is $62,471 or 4.19% of the Company’s net assets.
(14)As of December 31, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Accession Risk Management Group, Inc.	Revolver	0.50%	$1,096	$11
ACR Group Borrower, LLC	Delayed Draw	0.75	62	—
ADPD Holdings, LLC	Delayed Draw	1.00	3,418	(292)
ADPD Holdings, LLC	Revolver	0.50	568	(49)
Advanced Web Technologies Holding Company	Revolver	0.50	1,689	(1)
Alpine Acquisition Corp II	Revolver	0.50	1,965	(387)
AmpersCap LLC	Delayed Draw	1.00	3,709	(74)
Apex Companies Holdings, LLC	Delayed Draw	1.00	3,971	(24)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(7)
Applied Technical Services, LLC	Revolver	0.50	19	—
Appriss Health, LLC	Revolver	0.50	3,212	(21)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	(1)
Artifact Bidco, Inc.	Revolver	0.35	123	(1)
Ascend Buyer, LLC	Revolver	0.50	856	(1)
Associations, Inc.	Delayed Draw	—	423	4
Associations, Inc.	Revolver	0.50	203	2
Athlete Buyer, LLC	Delayed Draw	1.00	2,476	(40)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Atlas US Finco, Inc.	Revolver	0.50%	$134	$—
Auditboard, Inc.	Delayed Draw	0.75	2,857	(17)
Auditboard, Inc.	Revolver	0.50	1,143	(7)
Avalara, Inc.	Revolver	0.50	1,426	—
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	8
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	913	(25)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,066	11
Bingo Group Buyer, Inc.	Revolver	0.50	397	4
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€2,538	(55)
Bradyifs Holdings, LLC	Delayed Draw	1.00	354	1
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(2)
Celerion Buyer, Inc.	Revolver	0.50	125	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	215	3
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	14,827	(222)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(6)
Coupa Holdings, LLC	Delayed Draw	1.50	193	3
Coupa Holdings, LLC	Revolver	0.50	148	2
CST Holding Company	Revolver	0.50	235	—
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€3,295	(48)
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,475	—
Dwyer Instruments, Inc.	Revolver	0.50	2,947	—
Ellkay, LLC	Revolver	0.50	1,071	(124)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	93	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(6)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	—
Excelitas Technologies Corp.	Revolver	0.50	1,164	(7)
FPG Intermediate Holdco, LLC	Delayed Draw	—	11	(4)
Galileo Parent, Inc.	Revolver	0.50	2,612	—
Greenhouse Software, Inc.	Revolver	0.50	2,204	13
GS AcquisitionCo, Inc.	Delayed Draw	0.50	29	—
GS AcquisitionCo, Inc.	Revolver	0.50	52	—
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	45
Heartland Home Services, Inc.	Revolver	0.50	2,056	(94)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
HS Spa Holdings Inc.	Delayed Draw	0.50%	$326	$—
HS Spa Holdings Inc.	Revolver	0.50	988	6
Icefall Parent, Inc.	Revolver	0.50	744	(1)
iCIMS, Inc.	Revolver	0.50	1,960	(35)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.50	297	—
Kaseya, Inc.	Delayed Draw	1.00	853	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	84	(7)
LVF Holdings, Inc.	Revolver	0.38	1,733	—
Material Holdings, LLC	Revolver	1.00	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	355	(5)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,642	(4)
NEFCO Holding Company LLC	Revolver	0.50	4,224	(10)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	3,897	(37)
North Haven Fairway Buyer, LLC	Revolver	0.50	909	—
Oak Purchaser, Inc.	Delayed Draw	0.50	1,349	(23)
Oak Purchaser, Inc.	Revolver	0.50	584	(9)
Optimizely North America Inc.	Revolver	0.50	1,364	(8)
Oranje Holdco, Inc.	Revolver	0.50	503	4
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£940	(11)
PAM Bidco Limited (United Kingdom)	Delayed Draw	3.23	£32	—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,668	(43)
PDI TA Holdings, Inc	Delayed Draw	0.50	233	—
PDI TA Holdings, Inc	Revolver	0.50	232	—
Pestco Intermediate, LLC	Delayed Draw	1.00	790	(9)
Pestco Intermediate, LLC	Revolver	0.50	251	3
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	8,696	—
Prophix Software Inc. (Canada)	Delayed Draw	—	1,468	(6)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	(10)
PXO Holdings I Corp.	Revolver	0.50	460	—
QBS Parent, Inc.	Revolver	0.38	1,010	(5)
QNNECT, LLC	Delayed Draw	1.00	188	1
Quantic Electronics, LLC	Revolver	0.50	644	—
Radwell Parent, LLC	Delayed Draw	0.50	880	(7)
Radwell Parent, LLC	Revolver	0.38	279	(2)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Rialto Management Group, LLC	Revolver	0.50%		$361	$(4)
Rotation Buyer, LLC	Delayed Draw	1.00		3,005	(30)
Rotation Buyer, LLC	Revolver	0.50		1,166	(12)
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	—
Seahawk Bidco, LLC	Delayed Draw	1.00		7,776	(58)
Seahawk Bidco, LLC	Revolver	0.50		2,333	(17)
Smarsh Inc.	Delayed Draw	1.00		408	—
Smarsh Inc.	Revolver	0.50		122	—
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(20)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Revolver	0.50		1,096	3
Tank Holding Corp.	Delayed Draw	1.00		130	—
Tank Holding Corp.	Revolver	0.38		828	—
The Chartis Group, LLC	Delayed Draw	1.00		6,373	(37)
The Chartis Group, LLC	Revolver	0.50		3,187	(19)
Total Power Limited (Canada)	Delayed Draw	0.50	C$	1,958	(35)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(20)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(6)
Turbo Buyer, Inc.	Revolver	0.50		1,075	(71)
U.S. Legal Support, Inc.	Revolver	0.50		709	(2)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		1,260	(3)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		279	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		4,373	(5)
Wineshipping.com LLC	Revolver	0.50		238	(41)
World 50, Inc.	Revolver	0.50		860	(9)
YLG Holdings, Inc.	Delayed Draw	0.50		816	(9)
YLG Holdings, Inc.	Revolver	0.38		291	(3)
Total unfunded commitments				$176,940	$(2,026)
The type of investments as of December 31, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,759,826	$1,720,761	88.1%
Second Lien Debt	113,064	92,724	4.8
Equity Investments	73,376	75,313	3.9
Structured Credit Investments	62,534	62,471	3.2
Total	$2,008,800	$1,951,269	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
The rate type of debt investments as of December 31, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,932,603	$1,873,139	99.8%
Fixed Rate	2,821	2,817	0.2
Total	$1,935,424	$1,875,956	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
The industry composition of investments as of December 31, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$98,718	$87,911	4.5%
Auto Aftermarket & Services	82,396	78,513	4.0
Beverage & Food	55,074	52,695	2.7
Business Services	137,740	137,440	7.0
Capital Equipment	90,163	94,741	4.9
Chemicals, Plastics & Rubber	47,253	48,064	2.5
Construction & Building	73,662	73,307	3.8
Consumer Goods: Durable	4,835	4,662	0.2
Consumer Goods: Non-Durable	4,611	4,731	0.2
Consumer Services	186,031	180,802	9.3
Containers, Packaging & Glass	99,559	93,166	4.8
Diversified Financial Services	119,484	119,591	6.1
Energy: Electricity	7,210	6,998	0.4
Energy: Oil & Gas	21,449	21,547	1.1
Environmental Industries	87,766	83,867	4.3
Healthcare & Pharmaceuticals	167,556	167,525	8.6
High Tech Industries	109,389	108,871	5.6
Leisure Products & Services	153,202	126,314	6.5
Media: Advertising, Printing & Publishing	9,809	10,300	0.5
Media: Diversified & Production	39,145	39,141	2.0
Retail	23,158	23,290	1.2
Software	246,038	247,651	12.6
Sovereign & Public Finance	79	81	0.0
Structured Credit	62,534	62,471	3.2
Telecommunications	33,371	33,386	1.7
Transportation: Cargo	21,649	17,167	0.9
Utilities: Water	7,267	6,987	0.4
Wholesale	19,652	20,050	1.0
Total	$2,008,800	$1,951,269	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
The geographical composition of investments as of December 31, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,226	$2,286	0.1%
Bermuda	2,860	2,861	0.1
Canada	138,434	138,798	7.1
Cayman Islands	46,005	46,146	2.4
Ireland	10,169	9,964	0.5
Italy	1,595	1,547	0.1
Luxembourg	78,409	72,088	3.7
Netherlands	7,727	7,727	0.4
Sweden	1,168	199	0.0
United Kingdom	58,230	57,195	2.9
United States	1,661,977	1,612,458	82.7
Total	$2,008,800	$1,951,269	100.0%
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)			Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.4% of fair value)
ANLG Holdings, LLC	^		(7)(14)	Capital Equipment		6/22/2018	592	$592	$1,027	0.09%
Appriss Health, LLC	^		(7)	Healthcare & Pharmaceuticals	11.00% (100% PIK)	5/6/2021	1	559	543	0.05
Atlas Ontario LP (Canada)	^		(6)(7)(14)	Business Services		4/7/2021	5,114	5,114	5,114	0.46
Blackbird Holdco, Inc.	^		(7)	Capital Equipment	12.50% (100% PIK)	12/14/2021	8	8,209	8,049	0.73
Buckeye Parent, LLC	^		(7)(14)	Auto Aftermarket & Services		12/22/2021	442	442	43	0.00
Chartis Holding, LLC	^		(7)(14)	Business Services		5/1/2019	433	421	637	0.06
Cority Software Inc. (Canada)	^		(6)(7)(14)	Software		7/2/2019	250	250	696	0.06
ECP Parent, LLC	^		(7)(14)	Healthcare & Pharmaceuticals		3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^		(7)(14)	Beverage & Food		10/29/2021	4	307	218	0.02
Integrity Marketing Group, LLC	^		(7)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	18,530	18,369	17,824	1.62
NearU Holdings LLC	^		(7)(14)	Consumer Services		8/16/2022	25	2,470	1,139	0.10
NEFCO Holding Company LLC	^		(7)	Construction & Building	8.00%	8/5/2022	1	608	608	0.06
North Haven Goldfinch Topco, LLC	^		(7)(14)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^		(7)(14)	Capital Equipment		7/21/2021	36	364	910	0.08
Picard Parent, Inc.	^		(7)	High Tech Industries	12.00%	9/30/2022	3	2,896	3,188	0.29
Profile Holdings I, LP	^		(7)(14)	Chemicals, Plastics & Rubber		3/8/2022	3	262	246	0.02
Sinch AB (Sweden)	^		(6)(7)(14)	High Tech Industries		3/26/2019	106	1,168	395	0.04
Summit K2 Midco, Inc.	^		(7)(14)	Diversified Financial Services		4/27/2023	61	61	81	0.01
Talon MidCo 1 Limited	^	^	(7)(14)	Software		8/17/2022	1,018	1,456	1,694	0.15
Tank Holding Corp.	^	^	(7)(14)	Capital Equipment		3/26/2019	850	—	2,862	0.26
Titan DI Preferred Holdings, Inc.	^		(7)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	10,534	10,412	10,534	0.95
Turbo Buyer, Inc.	^		(7)(14)	Auto Aftermarket & Services		12/2/2019	1,925	933	2,501	0.23
U.S. Legal Support Investment Holdings, LLC	^		(7)(14)	Business Services		11/30/2018	640	641	722	0.07
W50 Parent LLC	^		(7)(14)	Business Services		1/10/2020	500	190	1,237	0.11
Zenith American Holding, Inc.	^		(7)(14)	Business Services		12/13/2017	440	214	530	0.05
Equity Investments Total								$58,253	$61,088	5.54%
Total investments—non-controlled/non-affiliated								$1,897,279	$1,820,318	165.00%
Total investments								$1,897,279	$1,820,318	165.00%
^ Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiary, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (the “SPV”) or Carlyle Credit Solutions SPV2 LLC (“SPV2”).
+ Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or SPV2.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
# Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 6, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company or the SPV.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Avalara, Inc.	Revolver	0.50%	$1,350	$20
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	778	(17)
Bradyifs Holdings, LLC	Delayed Draw	1.00	1,192	(24)
Bradyifs Holdings, LLC	Revolver	0.50	1,215	(24)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	43	1
Celerion Buyer, Inc.	Delayed Draw	2.00	249	2
Celerion Buyer, Inc.	Revolver	0.50	125	1
Chartis Holding, LLC	Revolver	0.50	1,103	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	(4)
CircusTrix Holdings, LLC	Delayed Draw	1.00	1,075	3
CircusTrix Holdings, LLC	Revolver	0.50	538	1
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	815	(14)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(10)
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	927	(8)
CST Holding Company	Revolver	0.50	212	2
Denali Midco 2, LLC	Delayed Draw	1.00	876	—
Diligent Corporation	Revolver	0.50	22	—
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Eliassen Group, LLC	Delayed Draw	1.00	2,668	(33)
Ellkay, LLC	Revolver	0.50	1,786	(250)
EPS Nass Parent, Inc.	Revolver	0.50	10	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(12)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	(1)
Excelitas Technologies Corp.	Revolver	0.50	286	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	7,946	(69)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(12)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£921	(5)
Harbour Benefit Holdings, Inc.	Revolver	0.50	1,219	(9)
Heartland Home Services, Inc.	Revolver	0.50	2,780	(107)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(77)
HS Spa Holdings Inc.	Revolver	0.50	1,141	1
iCIMS, Inc.	Delayed Draw	—	5,470	—
iCIMS, Inc.	Revolver	0.50	2,040	(2)
IQN Holding Corp.	Delayed Draw	1.00	395	2

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
IQN Holding Corp.	Revolver	0.50%		$489	$2
Kaseya, Inc.	Delayed Draw	1.00		1,076	—
Kaseya, Inc.	Revolver	0.50		1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50		4	—
LVF Holdings, Inc.	Revolver	0.38		2,919	(44)
Material Holdings, LLC	Revolver	1.00		460	(17)
Medical Manufacturing Technologies, LLC	Revolver	0.50		103	—
NEFCO Holding Company LLC	Delayed Draw	1.00		4,078	10
NEFCO Holding Company LLC	Revolver	0.50		807	2
North Haven Fairway Buyer, LLC	Delayed Draw	0.50		6,683	67
North Haven Fairway Buyer, LLC	Revolver	0.50		1,269	13
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		4,781	(86)
Oak Purchaser, Inc.	Delayed Draw	0.50		166	(5)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		503	4
Pestco Intermediate, LLC	Delayed Draw	2.00		694	(6)
Pestco Intermediate, LLC	Revolver	0.50		119	(1)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(66)
Prophix Software Inc. (Canada)	Delayed Draw	—		505	—
Prophix Software Inc. (Canada)	Revolver	0.50		2,658	—
Pushpay USA Inc.	Revolver	0.50		617	(3)
PXO Holdings I Corp.	Delayed Draw	1.00		443	(9)
PXO Holdings I Corp.	Revolver	0.50		657	(14)
QNNECT, LLC	Delayed Draw	1.00		662	12
Radwell Parent, LLC	Revolver	0.38		279	2
RSC Acquisition, Inc.	Revolver	0.50		1,096	(7)
Sapphire Convention, Inc.	Revolver	0.50		4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		408	(4)
Smarsh Inc.	Revolver	0.50		204	(2)
Spotless Brands, LLC	Delayed Draw	1.00		20,000	190
Spotless Brands, LLC	Revolver	0.50		859	1
Summit Acquisition, Inc.	Delayed Draw	1.00		687	3
Summit Acquisition, Inc.	Revolver	0.50		344	2
Tank Holding Corp.	Revolver	0.38		607	(14)
Trader Corporation (Canada)	Revolver	0.50	C$	91	1

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Tufin Software North America, Inc.	Delayed Draw	—%	$132	$(1)
Tufin Software North America, Inc.	Revolver	0.50	1,339	(11)
Turbo Buyer, Inc.	Revolver	0.50	2,151	(28)
U.S. Legal Support, Inc.	Revolver	0.50	567	(8)
Vensure Employee Services, Inc.	Delayed Draw	1.00%	4,389	(66)
Wineshipping.com LLC	Revolver	0.50	238	(16)
Total unfunded commitments			$138,966	$(1,513)
(14)Represents a non-income producing security as of December 31, 2023.

The type of investments as of December 31, 2023 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,648,818	$1,572,751	86.4%
Second Lien Debt	190,208	186,479	10.2
Equity Investments	58,253	61,088	3.4
Total	$1,897,279	$1,820,318	100.0%
The rate type of debt investments as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,816,282	$1,736,213	98.7%
Fixed Rate	22,744	23,017	1.3
Total	$1,839,026	$1,759,230	100.0%

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
As of December 31, 2024
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
On September 11, 2017 (“Commencement”), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”). Commencing December 1, 2024, the Company has been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the net asset value (“NAV”) per share of the Company’s shares (“Shares”) of common stock, par value $0.01 per share, as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request including the full subscription amount must be received, together with a completed subscription agreement at least five business days prior to the first day of the month (unless waived by the Investment Adviser).
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
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (the “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are

wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”). The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”). The $59,500 in the Class C and D notes were retained by the Company and are eliminated in the consolidation. The 2024-1 Issuer is a wholly owned and consolidated subsidiary of the Company and was formed on June 4, 2024. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 6, Borrowings, to these consolidated financial statements for details. The 2024-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation.
CARS Lux S.à.r.l (the “CARS Lux” and together with the SPVs and the 2024-1 Issuer, the “Subsidiaries”) is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg that became a wholly owned subsidiary of the Company on July 23, 2024. CARS Lux invests in first and second lien senior secured loans and is consolidated in these consolidated financial statements starting from July 23, 2024.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPVs, CARS Lux, and 2024-1 Issuer. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the years presented have been included. These adjustments are of a normal, recurring nature.
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
Derivative Instruments
The Company follows the guidance in Topic 815, Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments. The Company recognizes all derivative instruments at fair value as either assets or liabilities in its consolidated financial statements. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gains (losses) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gains (losses) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 5, Derivative Instruments, to these consolidated financial statements for further information.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the interest rate swap agreement are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with three large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2024 and 2023, the Company held restricted cash balances of $58,745 and $45,508, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of December 31, 2024 and 2023, the Company held $2,993 and $1,758, respectively, of restricted cash balances denominated in a foreign currency. As of December 31, 2024 and 2023, the cost of foreign currencies was $4,408 and $1,758, respectively. As of December 31, 2024 and 2023, the fair value of foreign currencies was $4,407 and $1,780, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2024 and 2023, the fair value of the loans in the portfolio with PIK provisions was $340,092 and $290,154, respectively, which represents approximately 17.4% and 15.9% respectively, of total investments at fair value. For the years ended December 31, 2024, 2023, and 2022, the Company earned $18,884, $12,596 and $10,937 in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2024, 2023, and 2022, the Company earned $4,879, $6,503 and $6,994, respectively, in other income, primarily from amendment fees and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and 2023, the fair value of the investments on non-accrual status was $10,487 and $9,122, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2024 and 2023 and for the periods then ended.
Credit Facilities and Debt Securitization — Related Costs, Expenses and Deferred Financing Costs
The SPVs have each entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and the “SPV2 Credit Facility,” respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. The Credit Facilities are recorded at carrying value, which approximates fair value.
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The $348,500 2024-1 Debt offered in the 2024-1 Debt Securitization was issued by the 2024-1 Issuer, inclusive of $59,500 in the Class C and D notes retained by the Company. The 2024-1 Debt is recorded at carrying value, which approximates fair value.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2024-1 Debt. Amortization of debt issuance costs for the 2024-1 Debt is computed on the effective yield method over the term of the 2024-1 Debt. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the 2024-1 Debt in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2024, 2023, and 2022, the Company incurred $1,701, $731 and $80, respectively, in excise tax expense.
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
Dividends and Distributions to Common Stockholders
On November 4, 2024, our Board of Directors approved a change in dividend policy from quarterly distributions to monthly distributions, effective December 2024. To the extent that the Company has taxable income available, the Company makes monthly distributions to its common stockholders with the first monthly distribution paid in December 2024. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders on Shares of common stock purchased in the New Continuous Offering who do not elect to receive their dividends on such shares in cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution on Shares of common stock purchased in the New Continuous Offering then stockholders who have not opted out of our dividend reinvestment plan with respect to such Shares will have their cash distributions on such Shares purchased in the New Continuous Offering automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. A participating stockholder will receive an amount of shares equal to the amount of the distribution (net of applicable withholding taxes) on that participant’s shares divided by the NAV per Share as of the purchase date for such distribution.
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
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
Recent Accounting Standards Updates
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. Refer to Note 10, Segment Reporting, to these consolidated financial statements for further information.
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expense for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance.
In November 2024, the FASB issued ASU 2024-04, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2025. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the audited consolidated financial statements as of December 31, 2024 and 2023.
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

•Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, structured credit investments and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2024 and 2023, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,720,761	$1,720,761
Second Lien Debt	—	—	92,724	92,724
Equity Investments	—	—	75,313	75,313
Structured Credit Investments	—	—	62,471	62,471
Total Investments	$—	$—	$1,951,269	$1,951,269
Derivative Assets(1)	—	3,772	—	$3,772
Total				$1,955,041

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,572,751	$1,572,751
Second Lien Debt	—	—	186,479	186,479
Equity Investments	—	—	61,088	61,088
Total Investments	$—	$—	$1,820,318	$1,820,318
(1)As of December 31, 2024, derivative assets include forward currency contracts. There were no derivatives held as of December 31, 2023.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of year	$1,572,751	$186,479	$61,088	$—	$1,820,318
Purchases	509,261	13,852	19,008	62,534	604,655
Sales	(39,075)	(22,693)	(1,524)	—	(63,292)
Paydowns	(315,557)	(66,975)	(4,549)	—	(387,081)
Accretion of discount	8,184	1,116	197	—	9,497
Net realized gains (losses)	(51,805)	(2,444)	1,991	—	(52,258)
Net change in unrealized appreciation (depreciation)	37,002	(16,611)	(898)	(63)	19,430
Balance, end of year	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(6,269)	$(18,326)	$258	$(63)	$(24,400)

	Financial Assets
	For the year ended December 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$1,755,773	$260,934	$74,164	$2,090,871
Purchases	171,702	1,482	5,154	178,338
Sales	(36,586)	(11,704)	(12,529)	(60,819)
Paydowns	(296,350)	(70,441)	(4,022)	(370,813)
Accretion of discount	8,907	1,468	387	10,762
Net realized gains (losses)	(1,109)	(94)	1,230	27
Net change in unrealized appreciation (depreciation)	(29,586)	4,834	(3,296)	(28,048)
Balance, end of year	$1,572,751	$186,479	$61,088	$1,820,318
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(30,028)	$2,725	$(914)	$(28,217)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2024 and 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,458,326	Discounted Cash Flow	Discount Rate	7.22%	21.50%	11.19%
	143,365	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.87%
	119,070	Income Approach	Discount Rate	10.65%	14.61%	11.49%
	—	Market Approach	Comparable Multiple	8.75x	13.94x	10.55x
Total First Lien Debt	1,720,761
Investments in Second Lien Debt	65,054	Discounted Cash Flow	Discount Rate	10.40%	17.03%	12.80%
	25,128	Consensus Pricing	Indicative Quotes	88.33%	99.75%	94.53%
	2,542	Income Approach	Discount Rate	14.33%	14.33%	14.33%
Total Second Lien Debt	92,724
Investments in Structured Credit	62,471	Consensus Pricing	Indicative Quotes	99.96%	102.20%	100.23%
Total Structured Credit Investments	62,471
Investments in Equity	43,143	Income Approach	Discount Rate	12.34%	14.61%	13.18%
	32,170	Market Approach	Comparable Multiple	6.25x	17.09x	11.06x
Total Equity Investments	75,313
Total Level 3 Investments	$1,951,269

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2023			Low	High
Investments in First Lien Debt	$1,433,143	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.90%
	59,234	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.83%
	80,374	Income Approach	Discount Rate	10.75%	13.26%	12.39%
		Market Approach	Comparable Multiple	9.48x	12.34x	10.61x
Total First Lien Debt	1,572,751
Investments in Second Lien Debt	163,462	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.96%
	23,017	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Total Second Lien Debt	186,479
Investments in Equity	61,088	Income Approach	Discount Rate	13.06%	14.47%	13.67%
		Market Approach	Comparable Multiple	6.25x	18.00x	7.92x
Total Equity Investments	61,088
Total Level 3 Investments	$1,820,318
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
The significant unobservable inputs used in the fair value measurement of the Company’s structured credit investments are indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities and 2024-1 Debt as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
SPV Credit Facility	$164,732	$164,732	$424,447	$424,447
SPV 2 Credit Facility	55,000	55,000	330,300	330,300
2024-1 Aaa/AAA Class A-1 Notes	92,500	92,584	—	—
2024-1 Aaa/AAA Class A-L1 Notes	104,000	103,995	—	—
2024-1 Aaa/AAA Class A-L2 Notes	50,000	49,998	—	—
2024-1 Aaa/AAA Class A-2 Notes	17,000	16,999	—	—
2024-1 Aaa/AAA Class B Notes	25,500	25,588	—	—
Total	$508,732	$508,896	$754,747	$754,747
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying value of the 2024-1 Debt approximates their fair value. The 2024-1 Debt is categorized as Level 3 within the hierarchy and is valued generally using market quotation(s) received from broker/dealer(s), which are significant unobservable inputs.
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Original Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Original Investment Advisory Agreement was two years from June 26, 2017 and renewed automatically for successive annual periods with the specific approval of the Board of Directors, including the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On October 11, 2021, the Board, including all of its Independent Directors, reviewed and approved the terms of an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) for an initial term of two years, conditional upon stockholders’ approval of the proposal to convert the Company to a perpetual life BDC as discussed above. On January 21, 2022, stockholders approved the Amended and Restated Investment Advisory Agreement, which the Company entered into effective as of the date of such approval.
Pursuant to the Original Investment Advisory Agreement and the Amended and Restated Investment Advisory Agreement effective as of January 21, 2022, and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
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

Under the Original Investment Advisory Agreement until January 21, 2022, the incentive fee consisted of two parts. The first part was calculated and payable quarterly in arrears and equaled 15.0% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeded a 7.0% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital.
Pursuant to the Amended and Restated Investment Advisory Agreement, effective January 21, 2022, (i) the income-based incentive fee rate was reduced from 15.0% to 12.5%, and the “hurdle rate” was reduced from 1.75% (7.0% annualized) to 1.25% (5.0% annualized); (ii) the capital gains incentive fee was reduced from 15.0% to 12.5%; and (iii) the calculation of the annual base management fee was changed to 1.00% of the Company's net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company's average Capital Under Management. The terms of the Amended and Restated Investment Advisory Agreement were effective upon execution of the agreement, except for the change to the income-based incentive fee which became effective for the calendar quarter ending June 30, 2022. The Amended and Restated Investment Advisory Agreement will continue in effect until January 21, 2024 and, unless terminated earlier, will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On May 2, 2024, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Amended and Restated Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2024, 2023, and 2022.

	For the years ended December 31,
	2024	2023	2022
Base management fees	$11,520	$10,864	$11,770
Incentive fees	18,801	19,941	17,961
Total base management fees and incentive fees	$30,321	$30,805	$29,731
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the years ended December 31, 2024, 2023, and 2022, there were no accrued or realized capital gains incentive fees.
As of December 31, 2024 and 2023, $8,738 and $7,847, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2024, 2023, and 2022, the Company incurred $1,791, $1,426, and $1,419 respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, $1,504 and $1,863, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2024, 2023, and 2022, the Company incurred $840, $795 and $911, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, $229 and $806, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the year ended December 31, 2024, TCG had no placement fees accrued from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock. For the years ended December 31, 2023, and 2022, TCG accrued $2,828 and $3,133, respectively, in placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock, and TCG paid the amounts as placement fees to sub-placement agents.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2024, 2023, and 2022, the Company incurred $332, $269 and $351, respectively, in fees and expenses associated with its Directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, no fees or expenses associated with its Directors were payable.

5. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of December 31, 2024. There were no outstanding forward currency contracts as of December 31, 2023.

Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$6,882	C$	9,561	$222
Barclays Bank PLC	$58,036		€53,441	2,606
Barclays Bank PLC	$27,658		£21,345	944
				$3,772
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, with respect to forward currency contracts, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
For financial reporting purposes, cash collateral pledged to cover obligations of the Company and cash collateral received from a Counterparty, if any, is included in the Consolidated Statements of Assets and Liabilities within prepaid expenses and other assets and other accrued expenses and liabilities, respectively. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of December 31, 2024. Refer to Note 3, Fair Value Measurements, to these consolidated financial statements for details related to the fair value measurement of derivatives instruments.

Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$3,772	$—	$3,772	$—	$3,722
Total		$3,772	$—	$3,772	$—	$3,722
6. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2024 and 2023, asset coverage was 393.4% and 246.2%, respectively, and both facilities were in compliance with all covenants and other requirements of their respective credit facility agreements.

Below is a summary of the borrowings and repayments under the Credit Facilities for the years ended December 31, 2024, 2023, and 2022, and the outstanding balances under the Credit Facilities for the respective periods.

	For the years ended December 31,
	2024	2023	2022
Outstanding borrowing, beginning of period	$754,747	$982,404	$966,947
Borrowings	569,676	247,000	394,733
Repayments	(1,104,449)	(477,823)	(370,748)
Foreign currency translation	(242)	3,166	(8,528)
Outstanding borrowing, end of period	$219,732	$754,747	$982,404
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019. The SPV Credit Facility was most recently amended and restated on December 12, 2024, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $300,000 as of December 31, 2024, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The total commitments of $300,000 will be subject to increases of $100,000 on December 12, 2025 and $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. In connection with the 2024-1 Debt Securitization and pursuant to the June 4, 2024 amendment, the secured borrowings amount decreased from $550,000 to $300,000 effective as of October 29, 2024, the date of the 2024-1 Debt Securitization. The SPV Credit Facility has a revolving period through October 15, 2026 (October 15, 2024 prior to the June 4, 2024 amendment), and a maturity date of April 3, 2028 (April 1, 2026 prior to the June 4, 2024 amendment), with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.35% (2.54% prior to the December 12, 2024 amendment) per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was most recently amended and restated on October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of December 31, 2024, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.

Summary of Credit Facilities
The Credit Facilities consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$300,000	$164,732	$135,268	$135,268
SPV2 Credit Facility	550,000	55,000	495,000	226,179
Total	$850,000	$219,732	$630,268	$361,447

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$700,000	$424,447	$275,553	$107,156
SPV2 Credit Facility	550,000	330,300	219,700	118,872
Total	$1,250,000	$754,747	$495,253	$226,028
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2024, 2023, and 2022, the components of interest expense and credit facility fees of the Credit Facilities were as follows:

	For the years ended December 31,
	2024	2023	2022
Interest expense	$46,322	$65,608	$38,136
Facility unused commitment fee	3,522	2,267	1,105
Amortization of deferred financing costs	1,790	1,977	1,712
Total interest expense and credit facility fees	$51,634	$69,852	$40,953
Cash paid for interest expense and credit facility fees	$60,126	$69,812	$31,433

Weighted average debt principal outstanding	$593,064	$871,620	$923,838
Weighted average interest rate(1)	7.57%	7.45%	4.07%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of December 31, 2024 and 2023, the components of interest and credit facility fees payable of the Credit Facilities were as follows:

	As of
	December 31, 2024	December 31, 2023
Interest expense payable	$1,494	$11,011
Unused commitment fees payable	568	971
Interest and credit facility fees payable	$2,062	$11,982
Weighted average interest rate	6.83%	7.82%
Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and were scheduled to mature in October, 2037. As of December 31, 2024, the Company retained $59,500 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the

Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt and the principal amount and carrying value as of December 31, 2024:

2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	Principal Amount
Class A-1 Notes	AAA	SOFR	1.68%	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000
Class B Notes	AA	SOFR	2.13%	25,500
Total Principal Amount Outstanding				$289,000
Less: unamortized debt issuance costs				(2,077)
Total Carrying Value				$286,923
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
During the reinvestment period, pursuant to the indenture governing the 2024-1 Debt, all principal collections received on the underlying collateral may be used by the 2024-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager under a collateral management agreement (the “Collateral Management Agreement”) of the 2024-1 Issuer and in accordance with the Company’s investment strategy.
Pursuant to the Collateral Management Agreement, the 2024-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2024-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2024-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2024-1 Issuer for the year ended December 31, 2024. Any such waived fees may not be recaptured by the Investment Adviser.
As of December 31, 2024, the 2024-1 Debt were secured by 125 investments with a total fair value of $421,438 and cash of $6,796. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2024-1 Debt.

As of December 31, 2024, the components of interest expense and credit facility fees on the 2024-1 Debt were as follows:

For the year ended December 31, 2024
Interest expense	$3,262
Amortization of deferred financing costs and debt issuance costs	28
Total interest expense and credit facility fees	$3,290
Cash paid for interest expense and credit facility fees	$—

Weighted average debt principal outstanding	$289,000
Weighted average interest rate(1)	6.45%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of December 31, 2024, $4,042 of interest expense related to securitizations was included in interest and credit facility fees payable. As of December 31, 2024, the weighted average interest rate was 6.35%.
7. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2024 and 2023:

	As of December 31,
Payment Due by Period	2024	2023
Less than one year	$—	$—
1-3 years	—	424,447
3-5 years	164,732	—
More than 5 years	344,000	330,300
Total	$508,732	$754,747
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the audited consolidated financial statements as of December 31, 2024 and 2023 for any such exposure.
As of December 31, 2024, the Company had no unfunded capital commitments. As of December 31, 2023, the Company had $25,213 in total unfunded capital commitments. As of December 31, 2024 and 2023, there were no unfunded capital commitments from current officers.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of December 31,
	2024	2023
Unfunded delayed draw commitments	$102,427	$75,501
Unfunded revolving loan commitments	74,513	63,465
Total unfunded commitments	$176,940	$138,966
8. NET ASSETS
The Company has the authority to issue 200,000,000 Shares of common stock, par value $0.01 per share, of which 76,812,863 and 56,280,182 were issued and outstanding as of December 31, 2024 and 2023, respectively.

The following tables summarize capital activity for the years ended December 31, 2024, 2023, and 2022:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Common stock issued	27,289,294	273	537,777	—	—	—	538,050
Dividend reinvestment	348,273	3	6,831	—	—	—	6,834
Repurchase of common stock	(7,104,886)	(71)	(139,968)	—	—	—	(140,039)
Net investment income (loss)	—	—	—	131,633	—	—	131,633
Net realized gain (loss)	—	—	—	—	(46,196)	—	(46,196)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	18,239	18,239
Dividends declared	—	—	—	(119,271)	—	—	(119,271)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(1,864)	4,743	(2,879)	—	—
Balance, December 31, 2024	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	4,256,386	43	82,937	—	—	—	82,980
Dividend reinvestment	106,791	1	2,097	—	—	—	2,098
Repurchase of common stock	(6,479,511)	(65)	(126,883)	—	—	—	(126,948)
Net investment income (loss)	—	—	—	139,398	—	—	139,398
Net realized gain (loss)	—	—	—	—	(93)	—	(93)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(31,170)	(31,170)
Dividends declared	—	—	—	(114,554)		—	(114,554)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(409)	(2,425)	2,834	—	—
Balance, December 31, 2023	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2022	57,005,057	$570	$1,160,819	$2,212	$3,795	$(1,155)	$1,166,241
Common stock issued	5,507,688	55	109,813	—	—	—	109,868
Repurchase of common stock	(4,116,229)	(41)	(81,608)	—	—	—	(81,649)
Net investment income (loss)	—	—	—	119,109	—	—	119,109
Net realized gain (loss)	—	—	—	—	(753)	—	(753)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(39,470)	(39,470)
Dividends declared	—	—	—	(112,806)	(9,039)	—	(121,845)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(304)	304	—	—	—
Balance, December 31, 2022	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Share Issuances
The following table summarizes total Shares of common stock issued and proceeds related to capital activity during the three most recent fiscal years:

	Shares Issued	Proceeds Received
2022
June 30, 2022	3,233,368	$64,700
September 28, 2022	2,274,320	45,168
Total	5,507,688	$109,868
2023
January 6, 2023	674,324	$13,210
April 11, 2023	854,675	16,820
July 6, 2023	1,193,694	23,074
October 4, 2023	1,533,693	29,876
Total	4,256,386	$82,980
2024
January 5, 2024	1,293,638	$25,213
April 3, 2024	701,357	13,852
July 3, 2024	1,035,378	20,428
August 21, 2024	388,906	7,669
October 9, 2024	23,561,825	464,875
December 1, 2024	308,190	6,013
Total	27,289,294	$538,050
On January 1, 2025, the Company accepted subscriptions in the amount of $12,454 with 640,973 Shares issued. On February 1, 2025, the Company accepted subscriptions in the amount of $11,534 with 592,986 Shares issued.
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders on Shares of common stock purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the two most recent fiscal years. There was no dividend reinvestment for the year ended December 31, 2022.

	Shares Issued	Total Consideration
2023
January 20, 2023	32,268	$641
April 20, 2023	16,319	321
July 21, 2023	28,032	553
October 20, 2023	30,172	584
Total	106,791	$2,098
2024
January 29, 2024	43,547	$849
April 19, 2024	47,662	934
July 19, 2024	58,337	1,156
October 18, 2024	69,394	1,371
December 17, 2024	129,334	2,523
Total	348,274	$6,834
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the year.
Basic and diluted earnings per share were as follows:

	For the years ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$103,676	$108,135	$78,886
Weighted-average shares outstanding	59,200,911	56,551,480	57,991,971
Basic and diluted earnings per share	$1.75	$1.91	$1.36

Dividends
The following table summarizes the Company’s dividends declared during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Share Amount
March 25, 2022	March 25, 2022	April 18, 2022	$0.60	(1)
June 15, 2022	June 15, 2022	July 19, 2022	$0.48
September 14, 2022	September 14, 2022	October 19, 2022	$0.51
December 21, 2022	December 21, 2022	January 20, 2023	$0.52	(1)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
November 29, 2024	November 29, 2024	December 17, 2024	$0.32
December 18, 2024	December 18, 2024	January 17, 2025	$0.17
(1)Includes capital gain distribution of $0.103745 per share for the April 18, 2022 dividend payment and $0.053510 per share for the January 20, 2023 dividend payment.
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of December 31, 2024, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on September 30, 2024, with a cash payment date of November 13, 2024.
The following summarizes the results of the Quarterly Tender Offers completed during the years ended December 31, 2024, 2023, and 2022:

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 11, 2024	3.5%	$19.60	December 31, 2023	$59,799	3,050,962	5.4%
May 10, 2024	3.5%	$19.81	March 31, 2024	$53,405	2,695,879	4.9%
August 8, 2024	3.5%	$19.76	June 30, 2024	$15,591	789,019	1.5%
November 13, 2024	3.5%	$19.76	September 30, 2024	$11,244	569,026	1.1%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
May 12, 2023	3.5%	$19.71	March 31, 2023	$40,285	2,043,878	3.6%
August 11, 2023	3.5%	$19.34	June 30, 2023	$30,205	1,562,102	2.8%
November 10, 2023	3.5%	$19.50	September 30, 2023	$14,694	755,715	1.4%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
August 12, 2022	3.5%	$19.80	June 30, 2022	$39,504	1,995,176	3.3%
November 14, 2022	3.5%	$19.87	September 30, 2022	$41,893	2,108,344	3.5%
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
On December 19, 2024, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 1,865,960 Shares, representing 3.5% of the number of Shares of its common stock outstanding as of September 30, 2024. On January 21, 2025, the Quarterly Tender Offer expired and the Company accepted 826,935 shares for purchase, representing approximately 1.1% of the total number of shares outstanding as of December 31, 2024. The purchase price of the shares tendered is the Company’s NAV per Share as of December 31, 2024, or $19.43 per Share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, entitling the tendering stockholders to receive payment in an aggregate amount equal to the NAV of the tendered Shares as of December 31, 2024 less the 2% early repurchase fee applicable to Shares that have not been outstanding for at least one year.

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

	For the years ended December 31,
	2024	2023	2022	2021	2020
Per Share Data:
Net asset value per share, beginning of year	$19.60	$19.72	$20.46	$19.63	$20.61
Net investment income (loss) (1)	2.22	2.46	2.05	2.02	1.95
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(0.47)	(0.55)	(0.69)	0.73	(1.00)
Net increase (decrease) in net assets resulting from operations	1.75	1.91	1.36	2.75	0.95
Dividends declared (2)	(2.02)	(2.04)	(2.11)	(1.93)	(1.94)
Other (3)	0.10	0.01	0.01	0.01	0.01
Net asset value per share, end of year	$19.43	$19.60	$19.72	$20.46	$19.63
Number of shares outstanding, end of year	76,812,863	56,280,182	58,396,516	57,005,057	49,062,820
Total return based on net asset value (4)	12.64%	10.18%	6.65%	14.06%	4.66%
Net assets, end of year	$1,492,462	$1,103,212	$1,151,501	$1,166,241	$963,136
Ratio to average net assets:
Expenses before incentive fees	6.47%	7.87%	5.16%	4.30%	4.60%
Expenses after incentive fees	8.10%	9.67%	6.69%	6.03%	6.34%
Net investment income (loss)	11.41%	12.58%	10.15%	9.82%	9.85%
Interest expense and credit facility fees	4.76%	6.31%	3.49%	2.62%	2.84%
Ratios/Supplemental Data:
Asset coverage, end of year	393.37%	246.17%	217.21%	220.61%	209.33%
Portfolio turnover	25.03%	8.99%	23.78%	25.67%	15.03%
Total committed capital, end of year	NM(5)	NM(5)	NM(5)	$1,227,312	$1,227,312
Ratio of total contributed capital to total committed capital, end of year	NM(5)	NM(5)	NM(5)	94.73%	81.28%
Weighted-average shares outstanding	59,200,911	56,551,480	57,991,971	50,982,223	44,300,431
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted average number of shares outstanding for the year.
(2)Dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 8, Net Assets, to these consolidated financial statements).
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

The following is a schedule of consolidated financial highlights for the period ended December 31, 2019, 2018, and 2017:

	For the years ended December 31,(5)
	2019	2018	For the period from Commencement through December 31, 2017
Per Share Data:
Net asset value per share, beginning of period	$20.32	$20.03	$20.00
Net investment income (loss) (1)	2.10	1.78	(0.50)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.10	(0.07)	0.27
Net increase (decrease) in net assets resulting from operations	2.20	1.71	(0.23)
Dividends declared (2)	(1.98)	(1.53)	—
Other (3)	0.07	0.11	0.26
Net asset value per share, end of period	$20.61	$20.32	$20.03
Number of shares outstanding, end of period	35,769,223	14,299,500	4,130,683
Total return based on net asset value (4)	11.17%	9.09%	0.15%
Net assets, end of period	$737,109	$289,214	$82,722
Ratio to average net assets(5):
Expenses before incentive fees	5.06%	5.84%	4.19%
Expenses after incentive fees	6.74%	6.90%	4.19%
Net investment income (loss)	9.54%	7.92%	(1.75)%
Interest expense and credit facility fees	3.41%	3.10%	0.66%
Ratios/Supplemental Data:
Asset coverage, end of period	213.72%	232.85%	236.17%
Portfolio turnover	12.47%	20.41%	8.76%
Total committed capital, end of period	$1,227,687	$1,227,938	$508,928
Ratio of total contributed capital to total committed capital, end of period	60.09%	23.85%	16.21%
Weighted-average shares outstanding	23,431,444	7,907,949	1,421,700
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the year divided by the weighted average number of common shares outstanding for the year.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the year divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 8, Net Assets, to these consolidated financial statements).
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per common share during the year plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year.
(5)For the period from Commencement through December 31, 2017, the ratios to average net assets attributable to Common Stockholders have not been annualized.
10. SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The chief operating decision maker (“CODM”) is the Company’s chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). The CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, and managing and assessing the Company’s portfolio. The CODM assesses performance for the segment and determines how to allocate resources based on net income. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2024 and 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2024 and 2023.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. Through June 30, 2023, the Company's tax year-end was June 30. The Company has elected to change the tax year-end to December 31 starting with the period from July 1, 2023 to December 31, 2023 and elected this change concurrent with the filing of the Company’s tax return. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2024 and 2023, permanent differences primarily due to non-deductible excise tax paid and non-deductible expenses from investments in partnerships resulted in a net decrease in total distributable loss by $1,864 and $409, respectively, and a net decrease in additional paid-in capital in excess of par by $1,864 and $409, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate. The tax character of the distributions paid for the periods from January 1, 2024 to December 31, 2024, July 1, 2023 to December 31, 2023 and July 1, 2022 to June 30, 2023 was as follows:

	For the period from January 1, 2024 to December 31, 2024	For the period from July 1, 2023 to December 31, 2023	For the period from July 1, 2022 to June 30, 2023
Ordinary income	$119,271	$57,030	$114,465
Long-term capital gains	—	—	3,125
Tax return of capital	—	—	—

Income Tax Information and Distributions to Stockholders
As of December 31, 2024, December 31, 2023 and June 30, 2023, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of
	December 31, 2024	December 31, 2023	June 30, 2023
Undistributed ordinary income	$55,204	$31,556	$48,453
Other book/tax temporary differences(1)	(300)	(225)	(28,667)
Capital loss carryforwards	(56,977)	(7,962)	(8,715)
Undistributed long-term capital gains		—	—
Net unrealized appreciation (depreciation) on investments(2)	(55,674)	(72,348)	(75,542)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	203	5,166	5,814
Total accumulated earnings (deficit)	$(57,544)	$(43,813)	$(58,657)
(1)Consists of dividends payable as well as the unamortized portion of organization costs as of December 31, 2024, December 31, 2023 and June 30, 2023.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments, return of capital distributions from underlying investments, the tax treatment of contingent payment debt instruments, the recognition for tax purposes of unrealized gain (loss) on certain derivative instruments and material modifications of investments.
As of December 31, 2024, December 31, 2023 and June 30, 2023, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of
	December 31, 2024	December 31, 2023	June 30, 2023
Cost of investments	$2,006,942	$1,892,666	$2,006,984
Gross unrealized appreciation on investments	26,872	23,748	19,223
Gross unrealized depreciation on investments	(82,546)	(96,096)	(94,765)
Net unrealized appreciation (depreciation) on investments	$(55,674)	$(72,348)	$(75,542)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2024, December 31, 2023 and June 30, 2023, the Company had $56,977, $7,962 and $8,715 of capital loss carryforwards, respectively, of which $1,445, $0, and $0 were short-term capital loss carryforwards, respectively, and $55,532, $7,962 and $8,715 were long-term capital loss carryforwards, respectively.
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed elsewhere in these consolidated financial statements.
On January 29, 2025, the Board of Directors declared a dividend of $0.16 per share, which was payable on February 18, 2025 to common stockholders of record on January 31, 2025.
On February 26, 2025, the Board of Directors declared a dividend of $0.16 per share, which is payable on or about March 18, 2025 to common stockholders of record on February 28, 2025.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business—Regulation—Codes of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed by the Company on March 29, 2022)

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

3.4	Certificate of Correction to Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed by the Company on July 7, 2023)

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

4.2	Description of Registered Securities*

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on January 25, 2022)

10.2	Administration Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

10.4	Master Custodian Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed by the Company on March 1, 2018)

10.5
Amended and Restated Loan and Security Agreement, dated as of June 2, 2021 and Conformed through Amendment No. 2 dated as of March 28, 2022, among TCG BDC II SPV LLC as borrower, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, JPMorgan Chase Bank, National Association, as Administrative Agent and TCG BDC II, Inc., as Servicer. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on May 10, 2022)

10.6
Fifth Amendment to the Loan and Servicing Agreement, among the Company, as holdings and portfolio asset servicer, Carlyle Credit Solutions SPV 2 LLC, as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent. (Information in this exhibit (indicated by brackets) has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 10, 2023)

10.7
Amended And Restated Loan And Security Agreement dated as of June 2, 2021 and Conformed through Amendment No. 3 dated as of June 4, 2024 among Carlyle Credit Solutions SPV LLC (formerly known as TCG BDC II SPV LLC) as borrower, Carlyle Credit Solutions, Inc. (formerly known as TCG BDC II, INC.) as Servicer, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on June 10, 2024)

10.8
Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2020 and Conformed through Amendment No. 6 dated as of October 18, 2024, among Carlyle Credit Solutions, Inc. (formerly known as TCG BDC II, Inc.) Carlyle Credit Solutions SPV 2 LLC. (formerly known as TCG BDC II SPV2 LLC), as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed by the Company on October 23, 2024)

10.09
Indenture, dated as of October 29, 2024, by and between Carlyle Direct Lending CLO 2024-1, LLC, as Issuer, and Wilmington Trust, National Association, as Trustee. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 4, 2024)

10.10
Collateral Management Agreement, dated as of October 29, 2024 by and between Carlyle Direct Lending CLO 2024-1, LLC, and Carlyle Global Credit Investment Management L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on November 4, 2024)

10.11
Contribution Agreement, dated as of October 29, 2024, by and between Carlyle Credit Solutions, Inc., as the contributor, and Carlyle Direct Lending CLO 2024-1, LLC, as the contributee. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on November 13, 2024)

10.12
Amended and Restated Loan and Security Agreement, dated as of June 2, 2021 and Conformed through Amendment No. 4 dated as of December 12, 2024 among Carlyle Credit Solutions SPV LLC as borrower, Carlyle Credit Solutions, Inc. as Servicer, the Lenders party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, and JPMorgan Chase Bank, National Association as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on December 12, 2024)

19.1	Insider Trading Policy*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS, INC.
Dated: March 13, 2025	By	/s/ Justin V. Plouffe
Justin V. Plouffe
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2025	By	/s/ Justin V. Plouffe
Justin V. Plouffe
President and Chief Executive Officer (principal executive officer)

Dated: March 13, 2025	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: March 13, 2025	By	/s/ Nelson Joseph
Nelson Joseph
Treasurer (principal accounting officer)

Dated: March 13, 2025	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 13, 2025	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: March 13, 2025	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: March 13, 2025	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: March 13, 2025	By	/s/ Linda Pace
Linda Pace
Director and Chair of the Board

Dated: March 13, 2025	By	/s/ William H. Wright II
William H. Wright II
Director