Form 10-Q
period 2025-03-31
Carlyle Credit Solutions, Inc.
filed 2025-05-13
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 13, 2025 was 77,378,742. Shares outstanding exclude May 1, 2025, subscriptions since the issuance price is not yet finalized at the date of this filing.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,046,580 and $2,008,800, respectively)	$1,998,070	$1,951,269
Cash, cash equivalents and restricted cash	144,599	108,453
Receivable for investments sold	797	2,140
Interest receivable	22,612	18,885
Receivable for issuance of common stock	22	22
Derivative assets, at fair value (Note 5)	—	3,772
Prepaid expenses and other assets	10,462	10,619
Total assets	$2,176,562	$2,095,160
LIABILITIES
Debt and secured borrowings (Note 6)	$610,575	$506,655
Payable for investments purchased	32,432	50,974
Interest and credit facility fees payable (Note 6)	12,783	6,104
Derivative liabilities, at fair value (Note 5)	2,869	—
Dividend payable (Note 8)	13,228	13,091
Management and incentive fees payable (Note 4)	8,654	8,738
Administrative service fees payable (Note 4)	1,055	1,504
Common stock proceeds received in advance	—	12,454
Other accrued expenses and liabilities	2,585	3,178
Total liabilities	684,181	602,698
Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 77,620,179 and 76,812,863 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	776	768
Paid-in capital in excess of par value	1,564,930	1,549,238
Total distributable earnings (loss)	(73,325)	(57,544)
Total net assets	$1,492,381	$1,492,462
NET ASSETS PER SHARE	$19.23	$19.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$49,566	$54,350
PIK income	5,451	3,930
Other income	951	1,970
Total investment income	55,968	60,250
Expenses:
Base management fees (Note 4)	3,688	2,646
Net investment income incentive fees (Note 4)	4,966	4,921
Professional fees	455	449
Administrative service fees (Note 4)	259	465
Interest expense and credit facility fees (Note 6)	10,452	16,099
Directors’ fees and expenses	86	85
Other general and administrative	792	756
Total expenses	20,698	25,421
Net investment income (loss) before taxes	35,270	34,829
Excise tax expense	498	381
Net investment income (loss)	34,772	34,448
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(17,933)	(40,358)
Net realized currency gain (loss) on non-investment assets and liabilities	1,477	357
Net realized gain (loss) on forward currency contracts	3,642	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	9,021	43,914
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(2,275)	1,225
Net change in unrealized gain (loss) on forward currency contracts	(6,641)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(12,709)	5,138
Net increase (decrease) in net assets resulting from operations	$22,063	$39,586
Basic and diluted earnings per share (Note 8)	$0.29	$0.71
Weighted-average shares of common stock outstanding—basic and diluted (Note 8)	77,394,571	55,439,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$34,772	$34,448
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(12,814)	(40,001)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	105	45,139
Net increase (decrease) in net assets resulting from operations	22,063	39,586
Capital transactions:
Common stock issued	27,706	25,213
Dividend reinvestment	4,056	849
Repurchase of common stock	(16,062)	(59,799)
Dividends declared (Note 8)	(37,844)	(27,828)
Net increase (decrease) in net assets resulting from capital transactions	(22,144)	(61,565)
Net increase (decrease) in net assets	(81)	(21,979)
Net assets at beginning of period	1,492,462	1,103,212
Net assets at end of period	$1,492,381	$1,081,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$22,063	$39,586
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	490	456
Net accretion of discount on investments	(3,016)	(2,627)
Paid-in-kind interest	(5,855)	(3,918)
Net realized (gain) loss on investments	17,933	40,358
Net realized currency (gain) loss on non-investment assets and liabilities	(1,477)	(357)
Net change in unrealized (appreciation) depreciation on investments	(9,021)	(43,914)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	2,275	(1,225)
Net change in unrealized (gain) loss on forward currency contracts	6,641	—
Cost of investments purchased and change in payable for investments purchased	(233,388)	(73,313)
Proceeds from sales and repayments of investments and change in receivable for investments sold	170,659	105,918
Changes in operating assets:
Interest receivable	(3,727)	1,040
Prepaid expenses and other assets	(293)	243
Changes in operating liabilities:
Interest and credit facility fees payable	6,679	(3,303)
Management and incentive fees payable	(84)	(280)
Administrative service fees payable	(449)	465
Other accrued expenses and liabilities	(593)	(1,362)
Net cash provided by (used in) operating activities	(31,163)	57,767
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of change in receivable for issuance of common stock and common stock proceeds received in advance	15,252	17,022
Repurchase of common stock	(16,062)	(59,799)
Borrowings on Credit Facilities	227,419	96,042
Repayments of Credit Facilities	(125,649)	(67,000)
Dividends paid in cash	(33,651)	(27,819)
Net cash provided by (used in) financing activities	67,309	(41,554)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,146	16,213
Cash, cash equivalents and restricted cash, beginning of period	108,453	65,755
Cash, cash equivalents and restricted cash, end of period	$144,599	$81,968
Supplemental disclosures:
Interest and credit facility fees paid during the period	$3,919	$18,983
Taxes, including excise tax, paid during the period	$1,620	$841
Dividends declared during the period	$37,844	$27,828
Dividends reinvested during the period	$4,056	$849

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (86.0% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)	(2)(3)(14)	Diversified Financial Services	SOFR	4.75%	9.05%	3/31/2025	3/31/2031	$19,277	$19,045	$19,045	1.28%
AAH Topco., LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.30%	3/31/2025	12/31/2027	—	(78)	(78)	(0.01)
Accession Risk Management Group, Inc.	(b)(c)(e)	(2)(3)(14)	Diversified Financial Services	SOFR	4.75%	9.07%	11/1/2019	11/1/2029	38,599	38,359	38,755	2.60
ACR Group Borrower, LLC	(b)	(2)(3)(14)	Aerospace & Defense	SOFR	4.75%	9.04%	5/14/2024	3/31/2028	1,172	1,162	1,172	0.08
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	10.32%	8/16/2022	8/15/2028	24,517	23,934	22,257	1.49
Advanced Web Technologies Holding Company	(a)(b)(e)	(2)(3)(14)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.66%	12/17/2020	12/17/2027	18,618	18,456	18,638	1.25
AI Grace AUS Bidco Pty LTD (Australia)	(e)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.56%	12/5/2023	12/5/2029	2,286	2,229	2,257	0.15
Allied Benefit Systems Intermediate LLC	(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.56%	10/31/2023	10/31/2030	2,530	2,497	2,555	0.17
Alpine Acquisition Corp II	(a)(b)	(2)(3)(14)	Transportation: Cargo	SOFR	2.50%, 7.82% PIK	10.32%	4/19/2022	11/30/2029	22,135	21,932	15,534	1.04
AmpersCap LLC	(a)	(2)(3)(7)(14)	Diversified Financial Services	SOFR	5.25%	9.55%	12/17/2024	12/17/2032	2,718	2,675	2,669	0.18
AP Plastics Acquisition Holdings, LLC	(b)	(2)(3)(14)	Chemicals, Plastics & Rubber	SOFR	4.50%	8.92%	3/28/2025	8/10/2030	1,072	1,072	1,058	0.07
Apex Companies Holdings, LLC	(a)(c)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.55%	1/31/2023	1/31/2028	11,699	11,471	11,654	0.77
Applied Technical Services, LLC	(e)	(2)(3)(11)	Business Services	SOFR	6.00%	10.30%	9/18/2023	12/29/2026	474	468	473	0.03
Applied Technical Services, LLC	(a)(e)	(2)(3)(11)(14)	Business Services	SOFR	5.75%	10.05%	12/29/2020	12/29/2026	1,287	1,268	1,286	0.09
Appriss Health, LLC	(a)(b)(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.33%	5/6/2021	5/6/2027	43,278	42,877	42,881	2.86
Artifact Bidco, Inc.	(b)	(2)(3)(14)	Software	SOFR	4.50%	8.80%	7/26/2024	7/26/2031	704	695	698	0.05
Ascend Buyer, LLC	(b)(c)(e)	(2)(3)(14)	Containers, Packaging & Glass	SOFR	5.75%	10.05%	9/30/2021	9/30/2028	13,537	13,361	13,552	0.91
Associations, Inc.	(a)(e)	(2)(3)(11)(14)	Construction & Building	SOFR	6.50%	10.80%	5/3/2024	7/2/2028	6,946	6,941	6,984	0.47
Athlete Buyer, LLC	(a)(e)	(2)(3)(11)(14)	Construction & Building	SOFR	5.75%	10.05%	3/29/2024	4/26/2029	4,386	4,289	4,267	0.29
Atlas US Finco, Inc.	(a)	(2)(3)(7)(14)	High Tech Industries	SOFR	5.00%	9.29%	12/15/2022	12/12/2029	1,438	1,402	1,445	0.10
Atlas US Finco, Inc.	(a)	(2)(3)(7)	High Tech Industries	SOFR	5.00%	9.30%	12/18/2023	12/10/2029	666	655	669	0.04
Auditboard, Inc.	(a)(b)	(2)(3)(14)	Software	SOFR	4.75%	9.05%	7/12/2024	7/12/2031	6,000	5,909	5,916	0.40
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	(b)(c)	(2)(3)(7)(11)	Software	SOFR	6.00%	10.30%	12/24/2019	12/24/2026	38,543	38,269	37,375	2.50

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Azurite Intermediate Holdings, Inc.	(b)(e)	(2)(3)(14)	Software	SOFR	6.50%	10.82%	3/19/2024	3/19/2031	$3,577	$3,524	$3,634	0.24%
Barnes & Noble, Inc.	(b)(e)	(2)(3)(10)(11)	Retail	SOFR	8.81%	13.13%	8/7/2019	12/20/2026	19,771	19,519	19,625	1.32
Bianalisi S.p.A. (Italy)	(d)	(2)(7)(14)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.48%	2/26/2025	2/26/2032	€11,828	11,944	12,342	0.83
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)(14)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	279	258	256	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	10.58%	6/4/2024	6/4/2031	€3,303	3,497	3,482	0.23
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	5,341	5,193	5,208	0.35
Bingo Group Buyer, Inc.	(a)(b)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.00%	9.30%	7/10/2024	7/10/2031	3,437	3,382	3,460	0.23
Birsa S.p.A. (Italy)	(a)	(2)(7)(14)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.36%	7/2/2024	6/30/2031	€1,586	1,599	1,634	0.11
BlueCat Networks, Inc. (Canada)	(a)(b)(e)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.30%	8/8/2022	8/8/2028	26,441	26,108	26,109	1.75
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.80%	9/30/2019	9/30/2026	28,382	28,194	27,255	1.83
Bradyifs Holdings, LLC	(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.00%	9.29%	10/31/2023	10/31/2029	15,376	15,121	15,397	1.03
Celerion Buyer, Inc.	(c)(e)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.30%	11/3/2022	11/3/2029	2,394	2,351	2,407	0.16
Chemical Computing Group ULC (Canada)	(a)(b)(e)	(2)(3)(7)(11)(14)	Software	SOFR	4.50%	8.82%	8/30/2018	8/30/2025	11,688	11,686	11,688	0.78
CircusTrix Holdings, LLC	(a)(e)	(2)(3)(14)	Leisure Products & Services	SOFR	6.50%	10.82%	7/18/2023	7/14/2028	9,653	9,470	9,736	0.65
Comar Holding Company, LLC	(b)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.05%	6/18/2018	6/18/2026	46,857	46,824	40,234	2.70
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.94%	7/30/2023	7/30/2028	1,672	1,651	1,689	0.11
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)(14)	High Tech Industries	SOFR	6.00%	10.30%	5/22/2024	5/22/2029	17,315	16,934	16,939	1.14
Cority Software Inc. (Canada)	(a)(b)(c)(e)	(2)(3)(7)(14)	Software	SOFR	4.75%	9.06%	7/2/2019	7/2/2026	60,820	60,547	60,730	4.07
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	5.63%	9.92%	1/29/2025	8/1/2028	7,607	7,503	6,932	0.46
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.80%	2/18/2025	5/15/2031	2,387	2,310	1,958	0.13
Coupa Holdings, LLC	(c)(e)	(2)(3)(14)	Software	SOFR	5.50%	9.79%	2/27/2023	2/28/2030	2,143	2,096	2,167	0.15
CST Holding Company	(c)(e)	(2)(3)(11)(14)	Consumer Goods: Non-Durable	SOFR	5.00%	9.32%	11/1/2022	11/1/2028	2,436	2,383	2,442	0.16
Dance Midco S.a.r.l. (United Kingdom)	(a)	(2)(7)(14)	Media: Diversified & Production	EURIBOR	5.50%	8.11%	10/25/2024	10/25/2031	€10,822	11,378	11,522	0.77

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
DCA Investment Holding LLC	(b)(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.70%	3/11/2021	4/3/2028	$11,916	$11,831	$11,421	0.77%
Denali Midco 2, LLC	(c)(e)	(2)(3)	Consumer Services	SOFR	5.25%	9.57%	9/15/2022	12/22/2028	8,423	8,273	8,378	0.56
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	9.31%	8/4/2020	8/4/2030	636	627	639	0.04
Dwyer Instruments, Inc.	(c)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	4.75%	9.05%	7/21/2021	7/21/2029	24,928	24,658	24,724	1.66
Einstein Parent, Inc.	(b)(c)	(2)(3)(14)	Software	SOFR	6.50%	10.79%	1/22/2025	1/22/2031	30,371	29,717	29,306	1.96
Eliassen Group, LLC	(b)(e)	(2)(3)	Business Services	SOFR	5.75%	10.05%	4/14/2022	4/14/2028	21,115	20,934	20,757	1.39
Ellkay, LLC	(c)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	7.50%	11.97%	9/14/2021	9/14/2027	14,391	14,250	13,106	0.88
Espresso Bidco Inc.	(a)(b)	(2)(3)(14)	Software	SOFR	5.25%	9.55%	3/25/2025	3/25/2032	15459	15,136	15,135	1.01
Essential Services Holding Corporation	(c)	(2)(3)(14)	Consumer Services	SOFR	5.00%	9.30%	6/17/2024	6/17/2031	773	764	772	0.05
Excel Fitness Holdings, Inc.	(e)	(2)(3)	Leisure Products & Services	SOFR	5.50%	9.80%	8/11/2022	4/29/2029	2,825	2,793	2,824	0.19
Excel Fitness Holdings, Inc.	(a)(e)	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.25%	9.55%	4/29/2022	4/29/2029	6,125	6,036	6,076	0.41
Excelitas Technologies Corp.	(b)	(2)	Capital Equipment	EURIBOR	5.25%	7.61%	8/12/2022	8/12/2029	€3,205	3,319	3,444	0.23
Excelitas Technologies Corp.	(a)(b)(c)(e)	(2)(3)(14)	Capital Equipment	SOFR	5.25%	9.57%	8/12/2022	8/12/2029	6,097	6,022	6,060	0.41
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)(11)(14)	Consumer Services	SOFR	1.00%, 5.75% PIK	11.05%	8/5/2022	3/5/2027	795	773	334	0.02
Galileo Parent, Inc.	(b)	(2)(3)(14)	Telecommunications	SOFR	5.75%	10.05%	11/26/2024	5/3/2030	33,079	33,079	32,821	2.20
Generator US Buyer, Inc.	(b)	(2)(3)	Energy: Electricity	SOFR	5.25%	9.55%	10/1/2024	7/22/2030	1,526	1,501	1,513	0.10
Greenhouse Software, Inc.	(a)(b)(c)(e)	(2)(3)(14)	Software	SOFR	6.25%	10.55%	3/1/2021	9/1/2028	32,796	32,304	32,919	2.21
GS AcquisitionCo, Inc.	(a)(e)	(2)(3)(14)	Software	SOFR	5.25%	9.55%	3/26/2024	5/25/2028	1,093	1,090	1,098	0.07
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	3.00%, 2.00% PIK	9.32%	9/30/2022	12/16/2030	80	79	80	0.01
Hadrian Acquisition Limited (United Kingdom)	(d)	(2)(3)(7)(10)(14)	Diversified Financial Services	SONIA	5.16%, 3.20% PIK	12.67%	2/28/2022	2/28/2029	£13,881	17,775	18,097	1.21
Heartland Home Services, Inc.	(b)(c)(e)	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	10.31%	12/15/2020	12/15/2026	31,883	31,667	30,488	2.04
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.05%	2/10/2022	12/15/2026	3,953	3,937	3,774	0.25
Hercules Borrower LLC	(a)(b)(e)	(2)(3)(11)(14)	Environmental Industries	SOFR	5.50%	9.80%	12/14/2020	12/14/2026	17,848	17,680	17,848	1.20
Hoosier Intermediate, LLC	(a)(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.32%	11/15/2021	11/15/2028	15,985	15,772	15,910	1.07
HS Spa Holdings Inc.	(a)(e)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.56%	6/2/2022	6/2/2029	8,811	8,682	8,812	0.59

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
HS Spa Holdings Inc.	(a)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.54%	3/12/2024	6/2/2029	$313	$307	$313	0.02%
Icefall Parent, Inc.	(b)(e)	(2)(3)(14)	Software	SOFR	6.50%	10.79%	1/26/2024	1/26/2030	7,811	7,666	7,759	0.52
iCIMS, Inc.	(a)(b)(c)(e)	(2)(3)(14)	Software	SOFR	5.75%	10.04%	8/18/2022	8/18/2028	27,938	27,653	27,299	1.83
IG Investments Holdings, LLC	(b)	(2)(3)(14)	Business Services	SOFR	5.00%	9.29%	11/1/2024	9/22/2028	4,106	4,106	4,111	0.28
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.55%	5/28/2021	5/28/2027	€34,395	41,097	37,192	2.49
IQN Holding Corp.	(a)(b)	(2)(3)(14)	Business Services	SOFR	5.25%	9.56%	5/2/2022	5/2/2029	7,095	7,048	7,095	0.48
iRobot Corporation	(a)	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	13.30%	7/25/2023	7/31/2026	4,521	4,432	4,114	0.28
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.30%	12/22/2021	12/31/2029	5,850	5,850	5,850	0.39
LDS Intermediate Holdings, L.L.C.	(a)(b)	(2)(3)(14)	Transportation: Cargo	SOFR	5.00%	9.32%	2/7/2025	2/7/2032	19,021	18,712	18,707	1.25
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(14)	Business Services	SOFR	1.00%, 7.75% PIK	13.37%	10/18/2019	3/31/2027	8,286	8,258	7,267	0.49
Material Holdings, LLC	(c)	(2)(3)(11)(14)	Business Services	SOFR	0.30%, 5.70% PIK	10.40%	8/19/2021	8/19/2027	14,388	14,388	13,315	0.89
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.30%	8/19/2021	8/19/2027	3,556	1,305	—	—
Maverick Acquisition, Inc.	(b)(c)	(2)(3)(8)(11)	Aerospace & Defense	SOFR	6.25%	10.55%	6/1/2021	6/1/2027	42,751	42,348	27,598	1.85
Maverick Acquisition, Inc.	(a)	(2)(3)(14)	Aerospace & Defense	SOFR	6.25%	10.55%	3/4/2025	4/3/2025	645	626	645	0.04
Medical Manufacturing Technologies, LLC	(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.05%	12/23/2021	12/23/2027	19,421	19,196	19,165	1.28
NEFCO Holding Company LLC	(a)(b)(c)(e)	(2)(3)(14)	Construction & Building	SOFR	5.75%	10.02%	8/5/2022	8/5/2028	32,503	32,100	32,506	2.18
North Haven Fairway Buyer, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	5.00%	9.30%	5/17/2022	5/17/2028	30,116	29,603	29,792	2.00
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.72%	4/28/2022	4/28/2028	7,475	7,429	7,360	0.49
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)	Business Services	SOFR	5.50%	9.72%	2/1/2024	4/28/2028	1,039	1,023	1,022	0.07
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.61%	10/30/2024	10/30/2031	€3,030	3,259	3,242	0.22
Optimizely North America Inc.	(b)	(2)(3)(14)	High Tech Industries	SOFR	5.00%	9.32%	10/30/2024	10/30/2031	8,970	8,871	8,863	0.59
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	9.96%	10/30/2024	10/30/2031	£1,212	1,557	1,552	0.10
Oranje Holdco, Inc.	(b)(e)	(2)(3)(14)	Business Services	SOFR	7.75%	12.04%	2/1/2023	2/1/2029	4,026	3,945	4,036	0.27
Oranje Holdco, Inc.	(b)(e)	(2)(3)	Business Services	SOFR	7.25%	11.54%	6/26/2024	2/1/2029	1,687	1,658	1,664	0.11

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.71%	12/4/2024	12/4/2031	€1,817	$1,896	$1,935	0.13%
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.56%	12/4/2024	12/4/2031	4,800	4,731	4,728	0.32
Orthrus Limited (United Kingdom)	(d)	(2)(7)(14)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.70%	12/4/2024	12/4/2031	£2,034	2,550	2,578	0.17
PAM Bidco Limited (United Kingdom)	(d)	(7)(14)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£67	86	84	0.01
PAM Bidco Limited (United Kingdom)	(d)	(2)(7)(14)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£5,682	7,186	7,152	0.48
Park County Holdings, LLC	(b)(e)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.61%	11/29/2023	11/29/2029	28,580	28,094	28,437	1.91
PDI TA Holdings, Inc	(b)	(2)(3)(14)	Software	SOFR	5.50%	9.81%	2/1/2024	2/1/2031	6,527	6,494	6,414	0.43
Pestco Intermediate, LLC	(b)(c)(e)	(2)(3)(11)(14)	Environmental Industries	SOFR	6.25%	10.53%	2/6/2023	2/17/2028	2,506	2,454	2,534	0.17
Pestco Intermediate, LLC	(a)(b)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.47%	10/2/2024	2/17/2028	1,231	1,205	1,216	0.08
PF Atlantic Holdco 2, LLC	(c)(e)	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.50%	9.80%	11/12/2021	11/12/2027	36,199	35,816	36,200	2.43
PPV Intermediate Holdings, LLC	(a)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.56%	8/7/2024	8/31/2029	3,429	3,352	3,428	0.23
Project Castle, Inc.	(e)	(2)(3)	Capital Equipment	SOFR	5.50%	10.09%	6/24/2022	6/1/2029	7,313	6,778	6,177	0.41
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(14)	Software	SOFR	6.00%	10.30%	2/1/2021	2/1/2027	—	(11)	(12)	0.00
Prophix Software Inc. (Canada)	(a)(b)(e)	(2)(3)(7)(14)	Software	SOFR	6.00%	10.32%	11/21/2023	2/1/2027	19,172	19,020	19,081	1.28
PXO Holdings I Corp.	(a)(b)(e)	(2)(3)(14)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.80%	3/8/2022	3/8/2028	11,335	11,181	11,335	0.76
QBS Parent, Inc.	(a)(b)	(2)(3)(14)	Energy: Oil & Gas	SOFR	4.75%	9.05%	11/7/2024	11/7/2031	10,454	10,399	10,426	0.70
Radwell Parent, LLC	(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.50%	9.80%	12/1/2022	4/1/2029	4,640	4,529	4,579	0.31
Ranpak Corp.	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.80%	12/19/2024	12/19/2031	12,165	12,046	12,089	0.81
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.80%	12/19/2024	12/19/2031	7,785	7,709	7,737	0.52
Regency Entertainment, Inc.	(a)(b)	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	12.80%	7/5/2023	6/23/2028	6,774	6,612	6,912	0.46
Rialto Management Group, LLC	(b)(e)	(2)(3)(7)(14)	Diversified Financial Services	SOFR	5.00%	9.32%	12/5/2024	12/5/2030	10,236	10,135	10,129	0.68
Rotation Buyer, LLC	(a)(b)	(2)(3)(14)	Capital Equipment	SOFR	4.75%	9.05%	12/27/2024	12/27/2031	12,492	12,334	12,346	0.83
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.82%	10/7/2022	10/7/2029	162	157	162	0.01
Seahawk Bidco, LLC	(a)(b)(e)	(2)(3)(14)	Consumer Services	SOFR	4.75%	9.05%	12/19/2024	12/19/2031	26,243	25,995	25,922	1.74

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Sigma Irish Acquico Limited (Ireland)	(d)	(2)(7)(14)	Diversified Financial Services	SOFR	5.25%	9.55%	3/19/2025	3/19/2032		$6,815	$6,641	$6,641	0.44%
Sigma Irish Acquico Limited (Ireland)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.70%	3/19/2025	3/19/2032		€3,979	4,250	4,216	0.28
Smarsh Inc.	(a)(b)(e)	(2)(3)(14)	Software	SOFR	4.75%	9.05%	2/18/2022	2/18/2029		4,368	4,302	4,375	0.29
Specialty Pharma III, Inc.	(b)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.67%	2/20/2025	3/31/2028		13,561	13,550	13,425	0.90
Speedstar Holding LLC	(b)(c)(e)	(2)(3)(14)	Auto Aftermarket & Services	SOFR	6.00%	10.31%	7/2/2024	7/22/2027		18,124	17,922	17,609	1.18
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.55%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.70
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.80%	2/1/2024	2/1/2028		3,955	3,955	3,955	0.27
Spotless Brands, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.03%	6/21/2022	7/25/2028		33,284	32,712	33,373	2.23
Tank Holding Corp.	(a)(b)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	5.75%	10.07%	3/31/2022	3/31/2028		24,878	24,608	24,077	1.61
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	10.32%	9/26/2024	3/31/2028		2,840	2,814	2,768	0.19
TCFI Aevex LLC	(b)(c)(e)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.32%	3/18/2020	3/18/2026		27,900	27,789	27,899	1.87
The Chartis Group, LLC	(a)(b)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.80%	9/17/2024	9/17/2031		20,768	20,484	20,609	1.38
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(14)	Energy: Electricity	CORRA	5.25%	7.91%	7/22/2024	7/22/2030	C$	8,002	5,696	5,471	0.37
Tufin Software North America, Inc.	(a)(b)(c)(e)	(2)(3)(11)(14)	Software	SOFR	5.20%	9.53%	8/17/2022	8/17/2028		30,473	30,074	30,268	2.02
Turbo Buyer, Inc.	(b)(c)(e)	(2)(3)(14)	Auto Aftermarket & Services	SOFR	6.00%	10.30%	12/2/2019	12/2/2025		42,640	42,485	39,656	2.65
U.S. Legal Support, Inc.	(a)(b)(e)	(2)(3)(11)(14)	Business Services	SOFR	5.75%	10.05%	11/30/2018	5/31/2026		21,262	21,246	20,967	1.40
United Flow Technologies Intermediate Holdco II, LLC	(a)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.55%	6/21/2024	6/21/2031		3,554	3,497	3,552	0.24
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)(14)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.61%	4/13/2020	4/13/2027		49,824	49,574	45,903	3.07
USR Parent Inc.	(e)	(2)(3)(10)	Retail	SOFR	7.60%	11.92%	4/22/2022	4/25/2027		2,708	2,695	2,669	0.18
Vensure Employer Services, Inc.	(a)(b)(e)	(2)(14)	Business Services	SOFR	5.00%	9.30%	9/27/2024	9/27/2031		21,204	20,964	21,187	1.42
Wineshipping.com LLC	(c)	(2)(3)(11)(14)	Beverage & Food	SOFR	5.75%	10.08%	10/29/2021	10/29/2027		15,603	15,446	12,173	0.82
World 50, Inc.	(b)(e)	(2)(3)(14)	Business Services	SOFR	5.75%	9.99%	3/22/2024	3/22/2030		18,948	18,605	18,735	1.26
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.05%	9/13/2021	9/13/2027		434	430	403	0.03

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
YLG Holdings, Inc.	(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	4.75%	9.05%	9/30/2020	12/23/2030	$11,015	$10,917	$10,925	0.73%
First Lien Debt Total										$1,765,292	$1,717,548.00	115.08%
Second Lien Debt (4.6% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.95%	9/30/2021	9/30/2028	$10,541	$10,454	$10,330	0.69%
AP Plastics Acquisition Holdings, LLC	(b)(e)	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	11.57%	8/10/2021	8/10/2029	38,180	37,499	38,180	2.56
AQA Acquisition Holdings, Inc.	(b)(e)	(2)(3)	High Tech Industries	SOFR	6.25%	10.54%	5/14/2021	3/3/2029	14,374	14,269	14,262	0.96
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,845	2,834	2,855	0.19
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,364	1,341	1,339	0.09
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.79%	10/28/2020	10/28/2028	14,747	14,530	13,001	0.87
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.79%	11/16/2020	11/2/2028	13,000	12,856	11,394	0.76
Second Lien Debt Total										$93,783	$91,361	6.12%

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (5.3% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.55%	3/12/2025	4/15/2038	$3,500	$3,500	$3,500	0.23%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.40%	3/28/2025	4/20/2038	4,000	3,960	3,960	0.27
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.40%	11/18/2024	1/20/2038	1,250	1,250	1,246	0.08
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.65%	3/28/2025	7/22/2038	4,670	4,670	4,670	0.31
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.55%	11/14/2024	10/17/2037	1,330	1,330	1,314	0.09
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.80%	2/14/2025	4/20/2038	2,500	2,500	2,479	0.17
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.80%	11/22/2024	1/22/2038	3,270	3,270	3,237	0.22
Arini European CLO IV DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.17%	8.50%	1/28/2025	1/15/2038	€2,500	2,634	2,692	0.18
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.48%	11/8/2024	10/15/2038	€1,750	1,876	1,895	0.13
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.30%	11/20/2024	1/15/2038	1,275	1,275	1,260	0.08
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.80%	12/20/2024	1/15/2038	5,000	5,000	4,783	0.32
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.10%	11/15/2024	1/22/2038	3,000	3,000	2,968	0.20
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	9.30%	2/20/2025	4/15/2038	3,000	3,000	3,000	0.20
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.05%	11/18/2024	1/18/2038	3,000	3,000	2,968	0.20
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.55%	3/11/2025	3/31/2038	4,000	4,000	4,000	0.27

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CVC Cordatus Loan Fund X DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.35%	7.68%	1/24/2025	1/26/2038	€1,100	$1,155	$1,198	0.08%
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	8.08%	12/12/2024	1/15/2038	€3,490	3,653	3,689	0.25
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	10.05%	3/21/2025	3/22/2038	2,500	2,500	2,500	0.17
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.95%	10/29/2024	10/20/2037	3,250	3,250	3,251	0.22
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.30%	10/18/2024	1/20/2038	2,190	2,190	2,186	0.15
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.05%	10/31/2024	10/20/2037	3,375	3,375	3,341	0.22
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.10%	11/22/2024	1/15/2038	3,050	3,050	3,035	0.20
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.80%	3/14/2025	4/16/2039	6,000	6,000	5,987	0.40
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	7.33%	1/30/2025	1/15/2038	1,500	1,500	1,500	0.10
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.40%	11/25/2024	1/15/2038	2,875	2,875	2,847	0.19
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.55%	3/28/2025	4/20/2038	6,000	6,000	6,000	0.40
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.05%	12/19/2024	1/20/2038	3,000	3,000	2,984	0.20
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	10.55%	11/5/2024	1/20/2038	2,000	2,000	1,986	0.13
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.30%	11/20/2024	1/15/2038	2,220	2,220	2,216	0.15
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.70%	11/25/2024	1/25/2038	1,970	1,970	1,960	0.13
Regatta XXIV Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	9.45%	12/20/2024	1/20/2038	3,000	3,000	2,968	0.20
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.80%	11/26/2024	1/15/2037	2,860	2,860	2,877	0.19
Silver Point CLO 1 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.55%	12/23/2024	1/20/2038	2,250	2,250	2,235	0.15
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.05%	11/25/2024	1/15/2038	2,200	2,200	2,177	0.15
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	9.45%	2/28/2025	4/15/2038	1,500	1,500	1,494	0.10
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.10%	2/13/2025	4/26/2038	1,670	1,670	1,658	0.11
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	8.18%	11/12/2024	1/15/2039	€4,380	4,640	4,736	0.32
Structured Credit Investments Total										$107,123	$106,797	7.16%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.1% of fair value)
48forty Intermediate Holdings, Inc.	(a)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(b)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,541	0.17
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,078	0.07
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	5,114	0.34
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	10	9,640	9,648	0.66
Buckeye Group Holdings, L.P.	(c)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	4,099	1,218	1,218	0.08

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	$—	$—	—%
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	795	0.05
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.01
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	143	159	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,516	7,521	0.50
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	21,117	21,058	20,523	1.39
iRobot Corporation	(a)	(6)(7)(12)	Consumer Goods: Durable		3/11/2025	45	—	—	—
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	635	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.04
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	643	0.04
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	262	0.02
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	221	0.01
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,428	7,144	0.48
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	49	89	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	1,955	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,739	0.18
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,432	12,340	12,432	0.83
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,650	0.11
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	641	774	0.05
Your.World HoldCo B.V.	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	1	3,751	3,872	0.26
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	546	0.04
Equity Investments Total							$80,382	$82,364	5.52%
Total investments—non-controlled/non-affiliated							$2,046,580	$1,998,070	133.88%
Total investments							$2,046,580	$1,998,070	133.88%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	£13		$17	4/15/2025	$1
Forward Currency Contract	Barclays Bank PLC	£51		$64	4/15/2025	2
Forward Currency Contract	Barclays Bank PLC	$5,449	C$	7,889	4/15/2025	(37)
Forward Currency Contract	Barclays Bank PLC	$18,008		£14,538	4/15/2025	(771)
Forward Currency Contract	Barclays Bank PLC	$34,796		€33,459	4/8/2025	(1,395)
Forward Currency Contract	Barclays Bank PLC	$6,946		£5,607	4/15/2025	(297)
Forward Currency Contract	Barclays Bank PLC	$9,296		€8,935	4/15/2025	(372)
Total Derivative Instruments						$(2,869)
(a) Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (the “SPV”), Carlyle Credit Solutions SPV2 LLC (“SPV2”), Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”) or CARS Lux S.à.r.l (“CARS Lux”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer or CARS Lux.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, the SPV, the 2024-1 Issuer or CARS Lux.
(d) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CARS Lux S.à.r.l. Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, or the 2024-1 Issuer.
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2 or CARS Lux.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 5, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2025, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. As of March 31, 2025, the reference rates for variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.30%, the 180-day SOFR at 4.22%, the daily SONIA at 4.46%, the 30-day EURIBOR at 2.36%, the 90-day EURIBOR at 2.33%, the 180-day EURIBOR at 2.35%, and the 30-day CORRA at 4.97%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $82,364, or 5.52% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of March 31, 2025.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)
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
(12)Represents a non-income producing security as of March 31, 2025.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of March 31, 2025, the aggregate fair value of these securities is $106,797 or 7.16% of the Company’s net assets.
(14)As of March 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$3,855	$(39)
AAH Topco., LLC	Delayed Draw	1.00	7,843	(78)
Accession Risk Management Group, Inc.	Revolver	0.50	1,096	4
ACR Group Borrower, LLC	Delayed Draw	0.75	62	—
ADPD Holdings, LLC	Delayed Draw	1.00	2,381	(199)
ADPD Holdings, LLC	Revolver	0.50	142	(12)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	2
Alpine Acquisition Corp II	Revolver	0.50	2,137	(581)
AmpersCap LLC	Delayed Draw	1.00	1,731	(19)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	(3)
Apex Companies Holdings, LLC	Delayed Draw	1.00	3,971	(11)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(1)
Appriss Health, LLC	Revolver	0.50	3,212	(27)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	(1)
Artifact Bidco, Inc.	Revolver	0.35	123	(1)
Ascend Buyer, LLC	Revolver	0.50	2,148	2
Associations, Inc.	Delayed Draw	—	381	2
Associations, Inc.	Revolver	0.50	106	1
Athlete Buyer, LLC	Delayed Draw	1.00	2,104	(43)
Athlete Buyer, LLC	Revolver	0.50	97	(2)
Atlas US Finco, Inc.	Revolver	0.50	134	1
Auditboard, Inc.	Delayed Draw	0.75	2,857	(24)
Auditboard, Inc.	Revolver	0.50	1,143	(10)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	6
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€5,545	(128)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	634	(16)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,066	5
Bingo Group Buyer, Inc.	Revolver	0.50	397	2
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€2,538	(47)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Bradyifs Holdings, LLC	Delayed Draw	1.00%	$354	$—
Celerion Buyer, Inc.	Delayed Draw	1.00	249	1
Celerion Buyer, Inc.	Revolver	0.50	125	1
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	215	2
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	12,686	(159)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(4)
Coupa Holdings, LLC	Delayed Draw	1.50	193	2
Coupa Holdings, LLC	Revolver	0.50	148	1
CST Holding Company	Revolver	0.50	235	1
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,840	(33)
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,475	(10)
Dwyer Instruments, Inc.	Revolver	0.50	2,778	(19)
Einstein Parent, Inc.	Revolver	0.50	3,142	(100)
Ellkay, LLC	Revolver	0.50	714	(61)
Espresso Bidco Inc.	Delayed Draw	0.50	4,281	(64)
Espresso Bidco Inc.	Revolver	0.50	1,903	(29)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	78	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(6)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	—
Excelitas Technologies Corp.	Revolver	0.50	1,164	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	—	1	—
Galileo Parent, Inc.	Revolver	0.50	2,200	(16)
Greenhouse Software, Inc.	Revolver	0.50	2,204	8
GS AcquisitionCo, Inc.	Delayed Draw	0.50	29	—
GS AcquisitionCo, Inc.	Revolver	0.50	52	—
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	33
Heartland Home Services, Inc.	Revolver	0.50	1,787	(74)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	(10)
HS Spa Holdings Inc.	Delayed Draw	0.50	326	—
HS Spa Holdings Inc.	Revolver	0.50	834	—
Icefall Parent, Inc.	Revolver	0.50	744	(5)
iCIMS, Inc.	Revolver	0.50	2,180	(46)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.50	212	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00%	$3,693	$(46)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,401	(30)
Lifelong Learner Holdings, LLC	Revolver	0.50	84	(10)
Material Holdings, LLC	Revolver	1.00	192	(14)
Maverick Acquisition, Inc.	Delayed Draw	1.00	223	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	355	(5)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,642	—
NEFCO Holding Company LLC	Revolver	0.50	3,573	—
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	3,897	(35)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,969	(18)
Oak Purchaser, Inc.	Revolver	0.50	584	(8)
Optimizely North America Inc.	Revolver	0.50	€1,364	(14)
Oranje Holdco, Inc.	Revolver	0.50	503	1
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£940	(11)
PAM Bidco Limited (United Kingdom)	Delayed Draw	3.23	£32	—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,668	(41)
PDI TA Holdings, Inc	Delayed Draw	0.50	587	(7)
PDI TA Holdings, Inc	Revolver	0.50	538	(6)
Pestco Intermediate, LLC	Delayed Draw	1.00	790	(6)
Pestco Intermediate, LLC	Revolver	0.50	251	3
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	5,267	—
Prophix Software Inc. (Canada)	Delayed Draw	—	1,295	(6)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	(12)
PXO Holdings I Corp.	Revolver	0.50	657	—
QBS Parent, Inc.	Revolver	0.38	1,010	(2)
Radwell Parent, LLC	Delayed Draw	0.50	880	(9)
Radwell Parent, LLC	Revolver	0.38	256	(3)
Rialto Management Group, LLC	Revolver	0.50	361	(4)
Rotation Buyer, LLC	Delayed Draw	1.00	2,659	(24)
Rotation Buyer, LLC	Revolver	0.50	1,076	(10)
SCP Eye Care HoldCo, LLC	Revolver	0.50	14	—
Seahawk Bidco, LLC	Delayed Draw	1.00	6,415	(59)
Seahawk Bidco, LLC	Revolver	0.50	2,333	(21)
Sigma Irish Acquico Limited	Delayed Draw	0.50	1,912	(38)
Smarsh Inc.	Delayed Draw	1.00	816	1
Smarsh Inc.	Revolver	0.50	531	1

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Speedstar Holding LLC	Delayed Draw	1.00%		$1,789	$(46)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Revolver	0.50		1,096	3
Tank Holding Corp.	Revolver	0.38		828	(26)
The Chartis Group, LLC	Delayed Draw	1.00		6,373	(33)
The Chartis Group, LLC	Revolver	0.50		3,187	(17)
Total Power Limted (Canada)	Delayed Draw	0.50	C$	1,958	(25)
Total Power Limted (Canada)	Revolver	0.50	C$	1,111	(14)
Tufin Software North America, Inc.	Revolver	0.50		2,820	(17)
Turbo Buyer, Inc.	Revolver	0.50		538	(37)
U.S. Legal Support, Inc.	Revolver	0.50		674	(9)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		344	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		279	—
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00		—	—
Vensure Employer Services, Inc.	Delayed Draw	0.50		4,174	(3)
Wineshipping.com LLC	Revolver	0.50		238	(52)
World 50, Inc.	Revolver	0.50		860	(9)
YLG Holdings, Inc.	Delayed Draw	0.50		743	(6)
YLG Holdings, Inc.	Revolver	0.50		291	(2)
Total unfunded commitments				$195,380	$(2,536)
The type of investments as of March 31, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,765,292	$1,717,548	86.0%
Second Lien Debt	93,783	91,361	4.6
Equity Investments	80,382	82,364	4.1
Structured Credit Investments	107,123	106,797	5.3
Total	$2,046,580	$1,998,070	100.0%
The rate type of debt investments as of March 31, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,961,937	$1,911,428	99.8%
Fixed Rate	4,261	4,278	0.2
Total	$1,966,198	$1,915,706	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)
The industry composition of investments as of March 31, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$71,925	$57,314	2.9%
Auto Aftermarket & Services	82,938	78,984	4.0
Beverage & Food	15,720	12,173	0.6
Business Services	138,611	135,709	6.8
Capital Equipment	91,111	93,704	4.7
Chemicals, Plastics & Rubber	50,014	50,835	2.5
Construction & Building	84,779	83,365	4.2
Consumer Goods: Durable	4,862	4,517	0.2
Consumer Goods: Non-Durable	4,612	4,699	0.2
Consumer Services	194,374	188,667	9.4
Containers, Packaging & Glass	100,711	92,250	4.6
Diversified Financial Services	136,680	136,926	6.9
Energy: Electricity	7,197	6,984	0.3
Energy: Oil & Gas	22,739	22,858	1.1
Environmental Industries	89,263	86,167	4.3
Healthcare & Pharmaceuticals	190,011	190,985	9.6
High Tech Industries	79,625	78,863	3.9
Leisure Products & Services	106,759	103,515	5.2
Media: Advertising, Printing & Publishing	6,612	6,912	0.3
Media: Diversified & Production	39,472	39,959	2.0
Retail	22,214	22,294	1.1
Software	297,877	298,600	15.1
Sovereign & Public Finance	79	80	0.0
Structured Credit	107,123	106,797	5.3
Telecommunications	33,706	33,460	1.7
Transportation: Cargo	40,644	34,241	1.7
Utilities: Water	7,272	7,236	0.4
Wholesale	19,650	19,976	1.0
Total	$2,046,580	$1,998,070	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)
The geographical composition of investments as of March 31, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,229	$2,257	0.1%
Bermuda	2,860	2,877	0.1
Canada	138,864	139,306	7.0
Cayman Islands	86,805	86,229	4.3
Ireland	24,849	25,067	1.3
Italy	13,543	13,976	0.7
Luxembourg	79,366	74,567	3.7
Netherlands	11,460	11,609	0.6
Sweden	1,168	221	0.0
United Kingdom	58,050	58,523	2.9
United States	1,627,386	1,583,438	79.3
Total	$2,046,580	$1,998,070	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (88.1% of fair value)
Accession Risk Management Group, Inc.	(b)(c)(e)	(2)(3)(14)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2019	11/1/2029	$38,701	$38,449	$39,085	2.62%
ACR Group Borrower, LLC	(b)	(2)(3)(14)	Aerospace & Defense	SOFR	4.75%	9.05%	5/14/2024	3/31/2028	1,175	1,164	1,175	0.08
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	10.79%	8/16/2022	8/15/2028	23,109	22,488	20,795	1.39
Advanced Web Technologies Holding Company	(a)(b)(e)	(2)(3)(14)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.56%	12/17/2020	12/17/2027	18,842	18,667	18,832	1.26
AI Grace AUS Bidco Pty LTD (Australia)	(e)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.62%	12/5/2023	12/5/2029	2,286	2,226	2,286	0.15
Allied Benefit Systems Intermediate LLC	(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2023	10/31/2030	2,536	2,502	2,562	0.17
Alpine Acquisition Corp II	(a)(b)	(2)(3)(11)(14)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	4/19/2022	11/30/2029	21,866	21,649	17,167	1.15
AmpersCap LLC	(a)	(2)(3)(14)	Diversified Financial Services	SOFR	5.25%	9.54%	12/17/2024	12/17/2032	742	697	653	0.04
Apex Companies Holdings, LLC	(a)(c)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.78%	1/31/2023	1/31/2028	11,721	11,473	11,625	0.78
Applied Technical Services, LLC	(e)	(2)(3)(11)	Business Services	SOFR	6.00%	10.37%	9/18/2023	12/29/2026	474	468	470	0.03
Applied Technical Services, LLC	(a)(e)	(2)(3)(11)(14)	Business Services	SOFR	5.75%	10.12%	12/29/2020	12/29/2026	1,271	1,249	1,247	0.08
Appriss Health, LLC	(a)(b)(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.70%	5/6/2021	5/6/2027	43,444	43,000	43,139	2.90
Ardonagh Midco 3 PLC (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	4.75%	9.90%	3/1/2024	2/15/2031	1,176	1,160	1,187	0.08
Artifact Bidco, Inc.	(b)	(2)(3)(14)	Software	SOFR	4.50%	8.83%	7/26/2024	7/26/2031	704	695	697	0.05
Ascend Buyer, LLC	(c)(e)	(2)(3)(11)(14)	Containers, Packaging & Glass	SOFR	5.75%	10.17%	9/30/2021	9/30/2028	12,673	12,508	12,654	0.85
Associations, Inc.	(a)(e)	(2)(3)(11)(14)	Construction & Building	SOFR	6.50%	11.05%	5/3/2024	7/2/2028	6,824	6,817	6,892	0.46
Athlete Buyer, LLC	(a)(e)	(2)(3)(11)(14)	Construction & Building	SOFR	5.75%	10.08%	3/29/2024	4/26/2029	3,873	3,764	3,771	0.25
Atlas US Finco, Inc.	(a)	(2)(3)(7)(14)	High Tech Industries	SOFR	5.00%	9.63%	12/15/2022	12/12/2029	1,442	1,405	1,444	0.10
Atlas US Finco, Inc.	(a)	(2)(3)(7)	High Tech Industries	SOFR	5.00%	9.63%	12/18/2023	12/10/2029	667	656	668	0.04
Auditboard, Inc.	(a)(b)	(2)(3)(14)	Software	SOFR	4.75%	9.07%	7/12/2024	7/12/2031	6,000	5,905	5,941	0.40
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	(b)(c)	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	11.33%	12/24/2019	12/24/2026	38,162	37,851	36,948	2.48
Avalara, Inc.	(b)(c)(e)	(2)(3)(14)	Diversified Financial Services	SOFR	6.25%	10.58%	10/19/2022	10/19/2028	14,265	14,004	14,265	0.96
Azurite Intermediate Holdings, Inc.	(b)(e)	(2)(3)(14)	Software	SOFR	6.50%	10.86%	3/19/2024	3/19/2031	3,577	3,524	3,654	0.24
Barnes & Noble, Inc.	(b)(e)	(2)(3)(10)(11)	Retail	SOFR	8.81%	13.17%	8/7/2019	12/20/2026	20,133	19,842	20,000	1.34

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)(14)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	$—	$(25)	$(25)	—%
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	11.21%	6/4/2024	6/4/2031	€3,303	3,486	3,327	0.22
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.25%	12.75%	6/4/2024	6/4/2031	5,341	5,189	5,194	0.35
Bingo Group Buyer, Inc.	(a)(b)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.00%	9.33%	7/10/2024	7/10/2031	3,446	3,389	3,496	0.23
Birsa S.p.A. (Italy)	(a)	(2)(7)(14)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.58%	7/2/2024	6/30/2031	€1,586	1,595	1,547	0.10
BlueCat Networks, Inc. (Canada)	(a)(b)(e)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.40%	8/8/2022	8/8/2028	26,437	26,081	26,015	1.74
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.83%	9/30/2019	9/30/2026	28,456	28,239	27,459	1.84
Bradyifs Holdings, LLC	(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.00%	9.52%	10/31/2023	10/31/2029	15,415	15,142	15,467	1.04
Celerion Buyer, Inc.	(c)(e)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.53%	11/3/2022	11/3/2029	2,399	2,356	2,379	0.16
Chemical Computing Group ULC (Canada)	(a)(b)(e)	(2)(3)(7)(11)(14)	Software	SOFR	4.50%	8.96%	8/30/2018	8/30/2025	11,725	11,721	11,725	0.79
CircusTrix Holdings, LLC	(a)(e)	(2)(3)(14)	Leisure Products & Services	SOFR	6.50%	10.86%	7/18/2023	7/14/2028	9,676	9,482	9,808	0.66
Comar Holding Company, LLC	(b)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2018	6/18/2026	46,307	46,268	41,880	2.81
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	14.10%	7/30/2023	7/30/2028	1,774	1,750	1,791	0.12
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)(14)	High Tech Industries	SOFR	6.00%	10.54%	5/22/2024	5/22/2029	15,173	14,773	14,724	0.99
Cority Software Inc. (Canada)	(a)(b)(c)(e)	(2)(3)(7)(14)	Software	SOFR	4.75%	9.34%	7/2/2019	7/2/2026	60,979	60,654	60,856	4.08
Coupa Holdings, LLC	(c)(e)	(2)(3)(14)	Software	SOFR	5.50%	10.09%	2/27/2023	2/28/2030	2,149	2,098	2,182	0.15
CST Holding Company	(c)(e)	(2)(3)(11)(14)	Consumer Goods: Non-Durable	SOFR	5.00%	9.36%	11/1/2022	11/1/2028	2,442	2,385	2,445	0.16
Dance Midco S.a.r.l. (United Kingdom)	(a)	(2)(14)	Media: Diversified & Production	EURIBOR	5.50%	8.54%	10/25/2024	10/25/2031	€10,366	10,896	10,526	0.71
DCA Investment Holding LLC	(b)(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.73%	3/11/2021	4/3/2028	11,949	11,857	11,464	0.77
Denali Midco 2, LLC	(c)(e)	(2)(3)	Consumer Services	SOFR	5.25%	9.61%	9/15/2022	12/22/2028	8,423	8,265	8,359	0.56
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	10.09%	8/4/2020	8/4/2030	636	627	642	0.04
Dwyer Instruments, Inc.	(c)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2021	7/21/2029	24,819	24,534	24,819	1.66
Eliassen Group, LLC	(b)(e)	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2022	4/14/2028	21,170	20,975	20,827	1.40
Ellkay, LLC	(c)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.55%	9/14/2021	9/14/2027	14,032	13,878	12,278	0.82

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Essential Services Holding Corporation	(c)	(2)(3)(14)	Consumer Services	SOFR	5.00%	9.65%	6/17/2024	6/17/2031	$758	$749	$756	0.05%
Excel Fitness Holdings, Inc.	(e)	(2)(3)	Leisure Products & Services	SOFR	5.50%	9.83%	8/11/2022	4/29/2029	2,832	2,782	2,832	0.19
Excel Fitness Holdings, Inc.	(a)(e)	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.25%	9.58%	4/29/2022	4/29/2029	6,141	6,046	6,095	0.41
Excelitas Technologies Corp.	(b)	(2)	Capital Equipment	EURIBOR	5.25%	8.11%	8/12/2022	8/12/2029	€3,213	3,326	3,304	0.22
Excelitas Technologies Corp.	(a)(b)(c)(e)	(2)(3)(14)	Capital Equipment	SOFR	5.25%	9.61%	8/12/2022	8/12/2029	6,097	6,019	6,055	0.41
FPG Intermediate Holdco, LLC	(a)	(2)(3)(11)(14)	Consumer Services	SOFR	1.00%, 5.75% PIK	11.10%	8/5/2022	3/5/2027	774	767	500	0.03
Galileo Parent, Inc.	(b)	(2)(3)(14)	Telecommunications	SOFR	5.75%	10.08%	11/26/2024	5/3/2030	32,744	32,744	32,744	2.19
Generator US Buyer, Inc.	(b)	(2)(3)	Energy: Electricity	SOFR	5.25%	9.58%	10/1/2024	7/22/2030	1,530	1,504	1,512	0.10
Greenhouse Software, Inc.	(a)(b)(c)(e)	(2)(3)(14)	Software	SOFR	6.25%	10.58%	3/1/2021	9/1/2028	32,796	32,275	33,003	2.21
GS AcquisitionCo, Inc.	(a)(e)	(2)(3)(14)	Software	SOFR	5.25%	9.58%	3/26/2024	5/25/2028	1,095	1,093	1,102	0.07
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	10.11%	9/30/2022	12/16/2030	80	79	81	0.01
Hadrian Acquisition Limited (United Kingdom)	(d)	(2)(3)(7)(10)(14)	Diversified Financial Services	SONIA	5.16%, 3.20% PIK	13.08%	2/28/2022	2/28/2029	£13,774	17,647	17,488	1.17
Heartland Home Services, Inc.	(b)(c)(e)	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	10.33%	12/15/2020	12/15/2026	31,694	31,449	30,156	2.02
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.08%	2/10/2022	12/15/2026	3,963	3,946	3,766	0.25
Hercules Borrower LLC	(a)(b)(e)	(2)(3)(11)(14)	Environmental Industries	SOFR	5.50%	9.83%	12/14/2020	12/14/2026	17,895	17,704	17,895	1.20
Hoosier Intermediate, LLC	(a)(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.52%	11/15/2021	11/15/2028	16,026	15,800	16,026	1.07
HS Spa Holdings Inc.	(a)(e)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.76%	6/2/2022	6/2/2029	8,679	8,543	8,738	0.59
HS Spa Holdings Inc.	(a)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.54%	3/12/2024	6/2/2029	313	308	313	0.02
Icefall Parent, Inc.	(b)(e)	(2)(3)(14)	Software	SOFR	6.50%	10.86%	1/26/2024	1/26/2030	7,811	7,660	7,803	0.52
iCIMS, Inc.	(a)(b)(c)(e)	(2)(3)(14)	Software	SOFR	5.75%	10.38%	8/18/2022	8/18/2028	28,159	27,855	27,614	1.85
IG Investments Holdings, LLC	(b)	(2)(3)(14)	Business Services	SOFR	5.00%	9.57%	11/1/2024	9/22/2028	4,117	4,117	4,117	0.28
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.91%	5/28/2021	5/28/2027	€33,924	40,558	35,140	2.35
IQN Holding Corp.	(a)(b)	(2)(3)(14)	Business Services	SOFR	5.25%	9.76%	5/2/2022	5/2/2029	7,026	6,977	7,026	0.47
iRobot Corporation	(a)	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	13.63%	7/25/2023	7/31/2026	4,404	4,404	4,260	0.29
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.29%	12/22/2021	12/31/2029	5,850	5,850	5,850	0.39
Kaseya, Inc.	(b)(e)	(2)(3)(14)	High Tech Industries	SOFR	5.50%	10.08%	6/23/2022	6/23/2029	36,846	36,303	36,846	2.47

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(14)	Business Services	SOFR	7.75%	12.44%	10/18/2019	10/18/2025	$8,232	$8,192	$7,541	0.51%
LVF Holdings, Inc.	(b)(c)(e)	(2)(3)(11)(14)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2021	6/10/2027	39,757	39,366	39,757	2.66
Material Holdings, LLC	(c)	(2)(3)(11)(14)	Business Services	SOFR	1.35%, 4.65% PIK	10.33%	8/19/2021	8/19/2027	13,749	13,749	13,749	0.92
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.29%	8/19/2021	8/19/2027	3,378	1,310	877	0.06
Maverick Acquisition, Inc.	(b)(c)	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.58%	6/1/2021	6/1/2027	42,751	42,351	31,105	2.08
Medical Manufacturing Technologies, LLC	(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.09%	12/23/2021	12/23/2027	19,468	19,226	19,163	1.28
NEFCO Holding Company LLC	(a)(b)(c)(e)	(2)(3)(14)	Construction & Building	SOFR	5.75%	10.31%	8/5/2022	8/5/2028	31,928	31,499	31,842	2.13
North Haven Fairway Buyer, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	6.50%	10.90%	5/17/2022	5/17/2028	22,799	22,409	22,799	1.53
North Haven Fairway Buyer, LLC	(c)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.66%	6/26/2024	5/17/2028	2,246	2,139	2,188	0.15
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.81%	4/28/2022	4/28/2028	7,475	7,426	7,353	0.49
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.82%	2/1/2024	4/28/2028	1,039	1,000	997	0.07
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	8.11%	10/30/2024	10/30/2031	€3,030	3,258	3,119	0.21
Optimizely North America Inc.	(b)	(2)(3)(14)	High Tech Industries	SOFR	5.00%	9.36%	10/30/2024	10/30/2031	8,970	8,869	8,909	0.60
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	10.20%	10/30/2024	10/30/2031	£1,212	1,556	1,511	0.10
Oranje Holdco, Inc.	(b)(e)	(2)(3)(14)	Business Services	SOFR	7.75%	12.32%	2/1/2023	2/1/2029	4,026	3,941	4,058	0.27
Oranje Holdco, Inc.	(b)(e)	(2)(3)	Business Services	SOFR	7.25%	11.82%	6/26/2024	2/1/2029	1,687	1,656	1,671	0.11
Orthrus Limited (United Kingdom)	(d)	(2)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	9.13%	12/4/2024	12/4/2031	€1,805	1,882	1,841	0.12
Orthrus Limited (United Kingdom)	(d)	(2)(3)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.72%	12/4/2024	12/4/2031	4,768	4,697	4,696	0.31
Orthrus Limited (United Kingdom)	(d)	(2)(14)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.95%	12/4/2024	12/4/2031	£2,021	2,531	2,474	0.17
PAM Bidco Limited (United Kingdom)	(d)	(14)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	67	86	82	0.01
PAM Bidco Limited (United Kingdom)	(d)	(2)(14)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£5,682	7,181	6,905	0.46
Park County Holdings, LLC	(b)(e)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.62%	11/29/2023	11/29/2029	28,759	28,249	28,615	1.92
PDI TA Holdings, Inc	(b)	(2)(3)(14)	Software	SOFR	5.50%	10.08%	2/1/2024	2/1/2031	2,572	2,545	2,568	0.17
Performance Health Holdings, Inc.	(e)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.11%	7/12/2021	7/12/2027	6,444	6,382	6,444	0.43

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Pestco Intermediate, LLC	(b)(c)(e)	(2)(3)(11)(14)	Environmental Industries	SOFR	6.25%	10.78%	2/6/2023	2/17/2028	$2,513	$2,457	$2,541	0.17%
Pestco Intermediate, LLC	(a)(b)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.50%	10/2/2024	2/17/2028	1,237	1,209	1,214	0.08
PF Atlantic Holdco 2, LLC	(c)(e)	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2021	11/12/2027	36,293	35,877	36,293	2.43
PPV Intermediate Holdings, LLC	(a)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.54%	8/7/2024	8/31/2029	—	(80)	—	—
Project Castle, Inc.	(e)	(2)(3)	Capital Equipment	SOFR	5.50%	10.09%	6/24/2022	6/1/2029	7,331	6,771	6,389	0.43
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(14)	Software	SOFR	6.00%	10.36%	2/1/2021	2/1/2027	—	(13)	(10)	(0.00)
Prophix Software Inc. (Canada)	(a)(b)(e)	(2)(3)(7)(14)	Software	SOFR	6.00%	10.35%	11/21/2023	2/1/2027	18,999	18,829	18,921	1.27
PXO Holdings I Corp.	(a)(b)(e)	(2)(3)(11)(14)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.90%	3/8/2022	3/8/2028	9,650	9,522	9,647	0.65
QBS Parent, Inc.	(a)(b)	(2)(3)(14)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2024	11/7/2031	9,569	9,517	9,516	0.64
QNNECT, LLC	(b)(c)(e)	(2)(3)(14)	Aerospace & Defense	SOFR	5.25%	10.26%	11/2/2022	11/2/2029	3,116	3,046	3,129	0.21
Quantic Electronics, LLC	(c)(e)	(2)(3)(11)(14)	Aerospace & Defense	SOFR	6.00%	10.33%	11/19/2020	11/19/2026	14,919	14,794	14,919	1.00
Quantic Electronics, LLC	(c)(e)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.33%	3/1/2021	3/1/2027	9,625	9,543	9,625	0.64
Radwell Parent, LLC	(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.50%	9.83%	12/1/2022	4/1/2029	4,628	4,510	4,583	0.31
Ranpak Corp.	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2024	12/19/2031	12,195	12,074	12,073	0.81
Ranpak B.V. (Netherlands)	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2024	12/19/2031	7,805	7,727	7,727	0.52
Regency Entertainment, Inc.	(b)(e)	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	6.75%, 2.25% PIK	13.33%	7/5/2023	6/23/2028	10,000	9,809	10,300	0.69
Rialto Management Group, LLC	(b)	(2)(3)(14)	Diversified Financial Services	SOFR	5.00%	9.53%	12/5/2024	12/5/2030	10,467	10,359	10,358	0.69
Rotation Buyer, LLC	(a)(b)	(2)(3)(14)	Capital Equipment	SOFR	4.75%	9.08%	12/27/2024	12/27/2031	12,056	11,894	11,893	0.80
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.90%	10/7/2022	10/7/2029	157	154	157	0.01
Seahawk Bidco, LLC	(a)(b)	(2)(3)(14)	Consumer Services	SOFR	4.75%	9.10%	12/19/2024	12/19/2031	24,882	24,622	24,620	1.65
Smarsh Inc.	(a)(e)	(2)(3)(14)	Software	SOFR	5.75%	10.08%	2/18/2022	2/18/2029	3,755	3,698	3,755	0.25
SPay, Inc.	(a)(b)	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	13.84%	6/15/2018	6/15/2026	29,237	29,195	25,108	1.68
Speedstar Holding LLC	(b)(c)(e)	(2)(3)(14)	Auto Aftermarket & Services	SOFR	6.00%	10.59%	7/2/2024	7/22/2027	18,170	17,948	17,942	1.20
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.58%	2/1/2024	2/1/2028	10,392	10,392	10,392	0.70
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.83%	2/1/2024	2/1/2028	3,822	3,822	3,822	0.26
Spotless Brands, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.03%	6/21/2022	7/25/2028	33,370	32,757	33,451	2.24

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Tank Holding Corp.	(a)(b)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2022	3/31/2028		$24,942	$24,653	$24,942	1.67%
Tank Holding Corp.	(b)	(2)(3)(11)(14)	Capital Equipment	SOFR	6.00%	10.35%	9/26/2024	3/31/2028		2,717	2,690	2,717	0.18
TCFI Aevex LLC	(b)(c)(e)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.36%	3/18/2020	3/18/2026		27,957	27,820	27,958	1.87
The Chartis Group, LLC	(a)(b)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.85%	9/17/2024	9/17/2031		20,820	20,526	20,643	1.38
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(14)	Energy: Electricity	CORRA	5.25%	10.16%	7/22/2024	7/22/2030	C$	8,022	5,706	5,486	0.37
Tufin Software North America, Inc.	(a)(b)(c)(e)	(2)(3)(11)(14)	Software	SOFR	6.95%	11.29%	8/17/2022	8/17/2028		28,328	27,942	28,202	1.89
Turbo Buyer, Inc.	(b)(c)(e)	(2)(3)(14)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2019	12/2/2025		42,210	42,005	39,341	2.64
U.S. Legal Support, Inc.	(a)(b)(e)	(2)(3)(11)(14)	Business Services	SOFR	5.75%	10.08%	11/30/2018	5/31/2026		21,282	21,261	21,211	1.42
United Flow Technologies Intermediate Holdco II, LLC	(a)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.59%	6/21/2024	6/21/2031		2,645	2,585	2,635	0.18
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.04%	4/13/2020	4/13/2027		49,227	48,949	44,461	2.98
USR Parent Inc.	(e)	(2)(3)(10)	Retail	SOFR	7.60%	12.15%	4/22/2022	4/25/2027		3,333	3,316	3,290	0.22
Vensure Employer Services, Inc.	(a)(b)(e)	(2)(14)	Business Services	SOFR	5.00%	9.34%	9/27/2024	9/27/2031		21,058	20,816	21,029	1.41
Wineshipping.com LLC	(c)	(2)(3)(11)(14)	Beverage & Food	SOFR	5.75%	10.29%	10/29/2021	10/29/2027		15,603	15,434	12,852	0.86
World 50, Inc.	(b)(e)	(2)(3)(14)	Business Services	SOFR	5.75%	10.11%	3/22/2024	3/22/2030		18,996	18,638	18,786	1.26
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2021	9/13/2027		435	431	402	0.03
YLG Holdings, Inc.	(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	4.75%	9.32%	9/30/2020	12/23/2030		10,942	10,838	10,813	0.72
First Lien Debt Total											$1,759,826	$1,720,761	115.30%
Second Lien Debt (4.8% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.98%	9/30/2021	9/30/2028		$10,185	$10,092	$9,956	0.67%
Aimbridge Acquisition Co., Inc.	(b)	(2)(8)(11)	Leisure Products & Services	SOFR	7.50%	11.79%	2/1/2019	2/1/2027		21,047	20,612	2,542	0.17
AP Plastics Acquisition Holdings, LLC	(b)(e)	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	11.61%	8/10/2021	8/10/2029		38,180	37,469	38,180	2.56
AQA Acquisition Holdings, Inc.	(b)(e)	(2)(3)	High Tech Industries	SOFR	6.25%	10.84%	5/14/2021	3/3/2029		13,679	13,570	13,645	0.91
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030		2,747	2,735	2,735	0.18
Denali Midco 2, LLC	(a)	(2)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029		1,320	1,296	1,295	0.09
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	12.09%	10/28/2020	10/28/2028		14,672	14,442	12,888	0.86

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	13.09%	11/16/2020	11/2/2028	$13,000	$12,848	$11,483	0.77%
Second Lien Debt Total										$113,064	$92,724	6.21%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (3.2% of fair value)
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.39%	11/18/2024	1/20/2038	$1,250	$1,250	$1,250	0.08%
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	11/14/2024	10/17/2037	1,330	1,330	1,330	0.09
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	11/22/2024	1/22/2038	3,270	3,270	3,271	0.22
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.94%	11/8/2024	10/15/2038	€1,750	1,876	1,812	0.12
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	11/20/2024	1/15/2038	1,275	1,275	1,284	0.09
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	12/20/2024	1/15/2038	5,000	5,000	5,000	0.36
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.09%	11/15/2024	1/22/2038	3,000	3,000	3,003	0.20
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	11/18/2024	1/18/2038	3,000	3,000	3,001	0.20
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	8.54%	12/12/2024	1/15/2038	€3,490	3,653	3,615	0.24
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.94%	10/29/2024	10/20/2037	3,250	3,250	3,321	0.22
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	10/18/2024	1/20/2038	2,190	2,190	2,211	0.15
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	10/31/2024	10/20/2037	3,375	3,375	3,375	0.23
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.09%	11/22/2024	1/15/2038	3,050	3,050	3,051	0.20
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.39%	11/25/2024	1/15/2038	2,875	2,875	2,876	0.19
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	12/19/2024	1/20/2038	3,000	3,000	3,000	0.20
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	10.54%	11/5/2024	1/20/2038	2,000	2,000	2,001	0.13
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	11/20/2024	1/15/2038	2,220	2,220	2,252	0.15
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.69%	11/25/2024	1/25/2038	1,970	1,970	1,970	0.13
Regatta XXIV Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	9.44%	12/20/2024	1/20/2038	3,000	3,000	3,000	0.20
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	11/26/2024	1/15/2037	2,860	2,860	2,861	0.19
Silver Point CLO 1 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	12/23/2024	1/20/2038	2,250	2,250	2,250	0.15
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	11/25/2024	1/15/2038	2,200	2,200	2,200	0.15
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	8.64%	11/12/2024	1/15/2039	€4,380	4,640	4,537	0.30
Structured Credit Investments Total										$62,534	$62,471	4.19%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.9% of fair value)
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	$592	$1,035	0.07%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Appriss Health, LLC	(a)	(6)	Healthcare & Pharmaceuticals	11.00% (100% PIK)	5/6/2021	1	$626	$614	0.04%
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	5,114	0.34
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	9	9,338	9,336	0.63
Buckeye Group Holdings, L.P.	(c)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	4,099	1,218	1,218	0.08
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	410	—	—	—
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	735	0.05
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.01
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	137	145	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	86	0.01
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,513	7,513	0.50
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	20,577	20,496	19,942	1.34
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	625	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.04
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	766	0.05
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	237	0.02
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	199	0.01
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,428	6,742	0.45
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	49	89	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	1,955	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	3,485	0.23
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,031	11,932	12,031	0.81
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,274	0.09
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	0	0	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	640	819	0.05
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	548	0.04
Equity Investments Total							$73,376	$75,313	5.05%
Total investments—non-controlled/non-affiliated							$2,008,800	$1,951,269	130.74%
Total investments							$2,008,800	$1,951,269	130.74%

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
(a) Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (the “SPV”), Carlyle Credit Solutions SPV2 LLC (“SPV2”), Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”) or CARS Lux S.à.r.l (“CARS Lux”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer or CARS Lux.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, the SPV, the the 2024-1 Issuer or CARS Lux.
(d) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CARS Lux S.à.r.l. Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, or the 2024-1 Issuer.
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2 or CARS Lux.
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. As of December 31, 2024, the reference rates for variable rate loans were the 30-day SOFR at 4.30%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.25%, the daily SONIA at 4.70%, the 90-day EURIBOR at 2.79% , the 180-day EURIBOR at 2.63%, and the 30-day CORRA at 4.97%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 3.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, structured credit investments, and equity investments was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2024, the aggregate fair value of these securities is $75,313, or 5.54% of the Company’s net assets

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
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
(14)As of December 31, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Accession Risk Management Group, Inc.	Revolver	0.50%	$1,096	$11
ACR Group Borrower, LLC	Delayed Draw	0.75	62	—
ADPD Holdings, LLC	Delayed Draw	1.00	3,418	(292)
ADPD Holdings, LLC	Revolver	0.50	568	(49)
Advanced Web Technologies Holding Company	Revolver	0.50	1,689	(1)
Alpine Acquisition Corp II	Revolver	0.50	1,965	(387)
AmpersCap LLC	Delayed Draw	1.00	3,709	(74)
Apex Companies Holdings, LLC	Delayed Draw	1.00	3,971	(24)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(7)
Applied Technical Services, LLC	Revolver	0.50	19	—
Appriss Health, LLC	Revolver	0.50	3,212	(21)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	(1)
Artifact Bidco, Inc.	Revolver	0.35	123	(1)
Ascend Buyer, LLC	Revolver	0.50	856	(1)
Associations, Inc.	Delayed Draw	—	423	4
Associations, Inc.	Revolver	0.50	203	2
Athlete Buyer, LLC	Delayed Draw	1.00	2,476	(40)
Atlas US Finco, Inc.	Revolver	0.50	134	—
Auditboard, Inc.	Delayed Draw	0.75	2,857	(17)
Auditboard, Inc.	Revolver	0.50	1,143	(7)
Avalara, Inc.	Revolver	0.50	1,426	—
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	8
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	913	(25)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,066	11
Bingo Group Buyer, Inc.	Revolver	0.50	397	4
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€2,538	(55)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Bradyifs Holdings, LLC	Delayed Draw	1.00%	$354	$1
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(2)
Celerion Buyer, Inc.	Revolver	0.50	125	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	215	3
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	14,827	(222)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(6)
Coupa Holdings, LLC	Delayed Draw	1.50	193	3
Coupa Holdings, LLC	Revolver	0.50	148	2
CST Holding Company	Revolver	0.50	235	—
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€3,295	(48)
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,475	—
Dwyer Instruments, Inc.	Revolver	0.50	2,947	—
Ellkay, LLC	Revolver	0.50	1,071	(124)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	93	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(6)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	—
Excelitas Technologies Corp.	Revolver	0.50	1,164	(7)
FPG Intermediate Holdco, LLC	Delayed Draw	—	11	(4)
Galileo Parent, Inc.	Revolver	0.50	2,612	—
Greenhouse Software, Inc.	Revolver	0.50	2,204	13
GS AcquisitionCo, Inc.	Delayed Draw	0.50	29	—
GS AcquisitionCo, Inc.	Revolver	0.50	52	—
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	45
Heartland Home Services, Inc.	Revolver	0.50	2,056	(94)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50	326	—
HS Spa Holdings Inc.	Revolver	0.50	988	6
Icefall Parent, Inc.	Revolver	0.50	744	(1)
iCIMS, Inc.	Revolver	0.50	1,960	(35)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.50	297	—
Kaseya, Inc.	Delayed Draw	1.00	853	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	84	(7)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
LVF Holdings, Inc.	Revolver	0.38%	$1,733	$—
Material Holdings, LLC	Revolver	1.00	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	355	(5)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,642	(4)
NEFCO Holding Company LLC	Revolver	0.50	4,224	(10)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	3,897	(37)
North Haven Fairway Buyer, LLC	Revolver	0.50	909	—
Oak Purchaser, Inc.	Delayed Draw	0.50	1,349	(23)
Oak Purchaser, Inc.	Revolver	0.50	584	(9)
Optimizely North America Inc.	Revolver	0.50	1,364	(8)
Oranje Holdco, Inc.	Revolver	0.50	503	4
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£940	(11)
PAM Bidco Limited (United Kingdom)	Delayed Draw	3.23	£32	—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,668	(43)
PDI TA Holdings, Inc	Delayed Draw	0.50	233	—
PDI TA Holdings, Inc	Revolver	0.50	232	—
Pestco Intermediate, LLC	Delayed Draw	1.00	790	(9)
Pestco Intermediate, LLC	Revolver	0.50	251	3
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	8,696	—
Prophix Software Inc. (Canada)	Delayed Draw	—	1,468	(6)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	(10)
PXO Holdings I Corp.	Revolver	0.50	460	—
QBS Parent, Inc.	Revolver	0.38	1,010	(5)
QNNECT, LLC	Delayed Draw	1.00	188	1
Quantic Electronics, LLC	Revolver	0.50	644	—
Radwell Parent, LLC	Delayed Draw	0.50	880	(7)
Radwell Parent, LLC	Revolver	0.38	279	(2)
Rialto Management Group, LLC	Revolver	0.50	361	(4)
Rotation Buyer, LLC	Delayed Draw	1.00	3,005	(30)
Rotation Buyer, LLC	Revolver	0.50	1,166	(12)
SCP Eye Care HoldCo, LLC	Revolver	0.50	19	—
Seahawk Bidco, LLC	Delayed Draw	1.00	7,776	(58)
Seahawk Bidco, LLC	Revolver	0.50	2,333	(17)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Smarsh Inc.	Delayed Draw	1.00%		$408	$—
Smarsh Inc.	Revolver	0.50		122	—
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(20)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Revolver	0.50		1,096	3
Tank Holding Corp.	Delayed Draw	1.00		130	—
Tank Holding Corp.	Revolver	0.38		828	—
The Chartis Group, LLC	Delayed Draw	1.00		6,373	(37)
The Chartis Group, LLC	Revolver	0.50		3,187	(19)
Total Power Limited (Canada)	Delayed Draw	0.50	C$	1,958	(35)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(20)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(6)
Turbo Buyer, Inc.	Revolver	0.50		1,075	(71)
U.S. Legal Support, Inc.	Revolver	0.50		709	(2)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		1,260	(3)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		279	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		4,373	(5)
Wineshipping.com LLC	Revolver	0.50		238	(41)
World 50, Inc.	Revolver	0.50		860	(9)
YLG Holdings, Inc.	Delayed Draw	0.50		816	(9)
YLG Holdings, Inc.	Revolver	0.38		291	(3)
Total unfunded commitments				$176,940	$(2,026)
(15)Represents a non-income producing security as of December 31, 2024.

The type of investments as of December 31, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,759,826	$1,720,761	88.1%
Second Lien Debt	113,064	92,724	4.8
Equity Investments	73,376	75,313	3.9
Structured Credit Investments	62,534	62,471	3.2
Total	$2,008,800	$1,951,269	100.0%

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
As of March 31, 2025
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
On September 11, 2017 (“Commencement”), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”). Commencing December 1, 2024, the Company has been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the net asset value (“NAV”) per share of the Company’s shares (“Shares”) of common stock, par value $0.01 per share, as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request including the full subscription amount must be received, together with a completed subscription agreement at least five business days prior to the first day of the month (unless waived by the Investment Adviser). The Company and the Investment Adviser have received an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion.
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
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”). The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”). The $59,500 in the Class C and D notes were retained by the Company and are eliminated in the consolidation. The 2024-1 Issuer is a wholly owned and consolidated subsidiary of the Company and was formed on June 4, 2024. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 6, Borrowings, to these unaudited consolidated financial statements for details. The 2024-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
CARS Lux S.à.r.l (the “CARS Lux” and together with the SPVs and the 2024-1 Issuer, the “Subsidiaries”) is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg that became a wholly owned subsidiary of the Company on July 23, 2024. CARS Lux invests in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements starting from July 23, 2024.
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
The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full year.
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
Derivative Instruments
The Company follows the guidance in Topic 815, Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments. The Company recognizes all derivative instruments at fair value as either assets or liabilities in its unaudited consolidated financial statements. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 5, Derivative Instruments, to these unaudited consolidated financial statements for further information.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 5, Derivative Instruments, to these unaudited consolidated financial statements) are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the ISDA Master Agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the ISDA Master Agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with four large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2025 and December 31, 2024, the Company held restricted cash balances of $108,493 and $58,745, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of March 31, 2025 and December 31, 2024, the Company held $3,440 and $2,993, respectively, in restricted cash denominated in a foreign currency. As of March 31, 2025 and December 31, 2024, the cost of foreign currencies was $5,004 and $4,408, respectively. As of March 31, 2025 and December 31, 2024, the fair value of foreign currencies was $5,003 and $4,407, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2025 and December 31, 2024, the fair value of the loans in the portfolio with PIK provisions was $267,204 and $340,092, respectively, which represents approximately 13.4% and 17.4% respectively, of total investments at fair value. For the three months ended March 31, 2025 and 2024, the Company earned $5,451 and $3,930 in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2025 and 2024, the Company earned $951 and $1,970 respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the fair value of investments on non-accrual status was $35,000 and $10,487, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2025 and December 31, 2024 and for the periods then ended.
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

On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The $348,500 2024-1 Debt offered in the 2024-1 Debt Securitization was issued by the 2024-1 Issuer, including $59,500 in Class C and D notes retained by the Company.
The Credit Facilities and 2024-1 Debt are recorded at carrying value, which approximates fair value.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2025 and 2024, the Company incurred $498 and $381, respectively, in excise tax expense.
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
Dividends and Distributions to Common Stockholders
On November 4, 2024, our Board of Directors approved a change in dividend policy from quarterly distributions to monthly distributions, effective December 2024. To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its common stockholders with the first monthly distribution paid in December 2024. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such shares in cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution in Shares purchased in the New Continuous Offering then stockholders who have not opted out of our dividend reinvestment plan with respect to such Shares will have their cash distributions on such Shares purchased in the New Continuous Offering automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. A participating stockholder will receive an amount of shares equal to the amount of the distribution (net of applicable withholding taxes) on that participant’s shares divided by the NAV per Share as of the purchase date for such distribution.
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
In November 2024, the FASB issued ASU 2024-04, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2025. The Company does not expect this guidance to have a material impact on its unaudited consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of March 31, 2025 and audited consolidated financial statements as of December 31, 2024.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025 and 2024, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,717,548	$1,717,548
Second Lien Debt	—	—	91,361	91,361
Equity Investments	—	—	82,364	82,364
Structured Credit Investments	—	—	106,797	106,797
Total Investments	$—	$—	$1,998,070	$1,998,070
Derivative Liabilities(1)	—	(2,869)	—	(2,869)
Total				$1,995,201

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,720,761	$1,720,761
Second Lien Debt	—	—	92,724	92,724
Equity Investments	—	—	75,313	75,313
Structured Credit Investments	—	—	62,471	$62,471
Total Investments	$—	$—	$1,951,269	$1,951,269
Derivative Assets(1)	—	3,772	—	3,772
Total				$1,955,041
(1)As of March 31, 2025 and December 31, 2024, derivative assets and liabilities include forward currency contracts.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Purchases	171,122	1,301	7,605	44,584	224,612
Sales	(55)	(2,599)	(668)	—	(3,322)
Paydowns	(168,557)	(36)	—	—	(168,593)
Accretion of discount	2,907	64	40	5	3,016
Net realized gains (losses)	49	(18,011)	29	—	(17,933)
Net change in unrealized appreciation (depreciation)	(8,679)	17,918	45	(263)	9,021
Balance, end of period	$1,717,548	$91,361	$82,364	$106,797	$1,998,070
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(10,742)	$(152)	$33	$(263)	$(11,124)

	Financial Assets
	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,572,751	$186,479	$61,088	$1,820,318
Purchases	75,965	406	6,545	82,916
Sales	(12,648)	—	(1,402)	(14,050)
Paydowns	(59,799)	(34,917)	(2,739)	(97,455)
Accretion of discount	2,031	495	101	2,627
Net realized gains (losses)	(41,322)	—	964	(40,358)
Net change in unrealized appreciation (depreciation)	44,733	1,011	(1,830)	43,914
Balance, end of period	$1,581,711	$153,474	$62,727	$1,797,912
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$3,488	$1,402	$(491)	$4,399
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2025 and December 31, 2024:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	March 31, 2025			Low	High
Investments in First Lien Debt	$1,517,370	Discounted Cash Flow	Discount Rate	6.99%	22.70%	10.80%
	96,668	Consensus Pricing	Indicative Quotes	84.48%	99.00%	97.64%
	103,510	Income Approach	Discount Rate	10.60%	14.56%	11.61%
		Market Approach	Comparable Multiple	8.75x	11.29x	9.98x
Total First Lien Debt	1,717,548
Investments in Second Lien Debt	79,967	Discounted Cash Flow	Discount Rate	10.64%	16.66%	12.46%
	11,394	Consensus Pricing	Indicative Quotes	87.65%	87.65%	87.65%
Total Second Lien Debt	91,361
Investments in Structured Credit	106,797	Consensus Pricing	Indicative Quotes	95.65%	100.75%	99.32%
Total Structured Credit Investments	106,797
Investments in Equity	47,693	Income Approach	Discount Rate	12.34%	16.16%	13.45%
	34,671	Market Approach	Comparable Multiple	6.00x	17.16x	12.32x
Total Equity Investments	82,364
Total Level 3 Investments	$1,998,070

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,458,326	Discounted Cash Flow	Discount Rate	7.22%	21.50%	11.19%
	143,365	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.87%
	119,070	Income Approach	Discount Rate	10.65%	14.61%	11.49%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.55x
Total First Lien Debt	1,720,761
Investments in Second Lien Debt	65,054	Discounted Cash Flow	Discount Rate	10.40%	17.03%	12.80%
	25,128	Consensus Pricing	Indicative Quotes	88.33%	99.75%	94.53%
	2,542	Income Approach	Discount Rate	14.33%	14.33%	14.33%
Total Second Lien Debt	92,724
Investments in Structured Credit	62,471	Consensus Pricing	Indicative Quotes	99.96%	102.20%	100.23%
Total Structured Credit Investments	62,471
Investments in Equity	43,143	Income Approach	Discount Rate	12.34%	14.61%	13.18%
	32,170	Market Approach	Comparable Multiple	6.25x	17.09x	11.06x
Total Equity Investments	75,313
Total Level 3 Investments	$1,951,269
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
Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities and 2024-1 Debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
SPV Credit Facility	$186,112	$186,112	$164,732	$164,732
SPV 2 Credit Facility	137,500	137,500	55,000	55,000
2024-1 Aaa/AAA Class A-1 Notes	92,500	92,369	92,500	92,584
2024-1 Aaa/AAA Class A-L1 Notes	104,000	103,852	104,000	103,995
2024-1 Aaa/AAA Class A-L2 Notes	50,000	49,929	50,000	49,998
2024-1 Aaa/AAA Class A-2 Notes	17,000	17,073	17,000	16,999
2024-1 Aaa/AAA Class B Notes	25,500	25,404	25,500	25,588
Total	$612,612	$612,239	$508,732	$508,896
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
Pursuant to the Amended and Restated Investment Advisory Agreement, effective January 21, 2022, (i) the income-based incentive fee rate was reduced from 15.0% to 12.5%, and the “hurdle rate” was reduced from 1.75% (7.0% annualized) to 1.25% (5.0% annualized); (ii) the capital gains incentive fee was reduced from 15.0% to 12.5%; and (iii) the calculation of the annual base management fee was changed to 1.00% of the Company's net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company's average Capital Under Management. The terms of the Amended and Restated Investment Advisory Agreement were effective upon execution of the agreement, except for the change to the income-based incentive fee which became effective for the calendar quarter ending June 30, 2022. The Amended and Restated Investment Advisory Agreement will continue in effect until January 21, 2024 and, unless terminated earlier, will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On April 29, 2025, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Amended and Restated Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Below is a summary of the base management fees and incentive fees incurred during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Base management fees	$3,688	$2,646
Incentive fees	4,966	4,921
Total base management fees and incentive fees	$8,654	$7,567
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2025 and 2024, there were no accrued or realized capital gains incentive fees.
As of March 31, 2025 and December 31, 2024, $8,654 and $8,738, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On April 29, 2025, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for an additional one year term.
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
For the three months ended March 31, 2025 and 2024, the Company incurred $259 and $465, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $1,055 and $1,504, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On April 29, 2025, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Sub-Administration Agreements for an additional one year term.
For the three months ended March 31, 2025 and 2024, the Company incurred $159 and $203, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $577 and $229, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three months ended March 31, 2025, and 2024 TCG had no placement fees accrued from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three months ended March 31, 2025 and 2024, the Company incurred $86 and $85, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, no fees or expenses associated with its directors were payable.

5. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of March 31, 2025 and December 31, 2024.

As of March 31, 2025
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$5,449	C$	7,889	$(37)
Barclays Bank PLC	$44,091		€42,394	(1,767)
Barclays Bank PLC	$25,035		£20,209	(1,065)
				$(2,869)

As of December 31, 2024
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$6,882	C$	9,561	$222
Barclays Bank PLC	$58,036		€53,441	2,606
Barclays Bank PLC	$27,658		£21,345	944
				$3,772
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, with respect to forward currency contracts, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (“Barclays”). Each ISDA Master Agreement is a bilateral agreement between the Company and Barclays that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with Barclays permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of Barclays.
For financial reporting purposes, any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the ISDA Master Agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the ISDA Master Agreement are included in other accrued expenses and liabilities on the accompanying Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the forward currency contracts on the unaudited consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of March 31, 2025 and December 31, 2024. Refer to Note 3, Fair Value

Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments.

As of March 31, 2025
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$—	$(2,869)	$(2,869)	$—	$(2,869)

As of December 31, 2024
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$3,772	$—	$3,772	$—	$3,722
6. BORROWINGS
The SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2025 and December 31, 2024, asset coverage was 343.6% and 393.4%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
SPV Credit Facility	$186,112	$164,732
SPV2 Credit Facility	137,500	55,000
2024-1 Debt	289,000	289,000
Total principal amount outstanding	612,612	508,732
Less: unamortized debt issuance costs	(2,037)	(2,077)
Total carrying value	$610,575	$506,655
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on April 1, 2019. The SPV Credit Facility was most recently amended and restated on December 12, 2024, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $300,000 as of March 31, 2025, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The total commitments of $300,000 will be subject to increases of $100,000 on December 12, 2025 and $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. In connection with the 2024-1 Debt Securitization and pursuant to the June 4, 2024 amendment, the secured borrowings amount decreased from $550,000 to $300,000 effective as of October 29, 2024, the date of the 2024-1 Debt Securitization. The SPV Credit Facility has a revolving period through October 15, 2026 (October 15, 2024 prior to the June 4, 2024 amendment), and a maturity date of April 3, 2028 (April 1, 2026 prior to the June 4, 2024 amendment), with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.35% (2.54% prior to the December 12, 2024 amendment) per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.

Below is a summary of the borrowings and repayments under the SPV Credit Facility for the three months ended March 31, 2025 and 2024, and the outstanding balances under the SPV Credit Facility for the respective periods.

	Three Months Ended March 31,
	2025	2024
Outstanding borrowings, beginning of period	$164,732	$424,447
Borrowings	144,919	96,042
Repayments	(125,649)	(67,000)
Foreign currency translation	2,110	(1,325)
Outstanding borrowings, end of period	$186,112	$452,164
The SPV Credit Facility consisted of the following as of March 31, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
March 31, 2025	$300,000	$186,112	$113,888	$113,888
December 31, 2024	$300,000	$164,732	$135,268	$135,268
(1)The unused portion is the amount upon which commitment fees are based.
(2)Amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2025 and 2024, the components of interest expense and credit facility fees of the SPV Credit Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$2,590	$7,845
Facility unused commitment fee	257	1,079
Amortization of deferred financing costs	221	232
Total interest expense and credit facility fees	$3,068	$9,156
Cash paid for interest expense and credit facility fees	$1,831	$9
Weighted average debt principal outstanding	$162,992	$405,990
Weighted average interest rate(1)	6.36%	7.64%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of March 31, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the SPV Credit Facility were as follows:

	As of
	March 31, 2025	December 31, 2024
Interest expense payable	$1,906	$740
Unused commitment fees payable	246	331
Interest and credit facility fees payable	$2,152	$1,071
Weighted average interest rate	6.14%	6.72%
SPV2 Credit Facility
SPV2 entered into the SPV2 Credit Facility with a lender on May 13, 2020, which was most recently amended and restated on October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of March 31, 2025, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. Prior to the June 29, 2023 amendment, borrowings under the SPV2 Credit Facility bore interest at LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%)

plus 2.40% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Below is a summary of the borrowings and repayments under the SPV2 Credit Facility for the three months ended March 31, 2025 and 2024, and the outstanding balances under the SPV2 Credit Facility for the respective periods.

	Three Months Ended March 31,
	2025	2024
Outstanding borrowings, beginning of period	$55,000	$330,300
Borrowings	82,500	—
Repayments	—	—
Outstanding borrowings, end of period	$137,500	$330,300
The SPV2 Credit Facility consisted of the following as of March 31, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
March 31, 2025	$550,000	$137,500	$412,500	$118,452
December 31, 2024	$550,000	$55,000	$495,000	$226,179
(1)The unused portion is the amount upon which commitment fees are based.
(2)Amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2025 and 2024, the components of interest expense and credit facility fees of the SPV2 Credit Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$1,917	$6,580
Facility unused commitment fee	441	139
Amortization of deferred financing costs	228	224
Total interest expense and credit facility fees	$2,586	$6,943
Cash paid for interest expense and credit facility fees	$2,088	$10,148
Weighted average debt principal outstanding	$111,833	$330,300
Weighted average interest rate(1)	6.86%	7.88%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of March 31, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the SPV2 Credit Facility were as follows:

	As of
	March 31, 2025	December 31, 2024
Interest expense payable	$822	$754
Unused commitment fees payable	83	237
Interest and credit facility fees payable	$905	$991
Weighted average interest rate	6.85%	7.14%
Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and were scheduled to mature in October 2037. As of March 31, 2025, the Company retained $59,500 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the

Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt and the principal amount and carrying value as of March 31, 2025 and December 31, 2024:

				As of
2024-1 Debt Tranche(1)	Credit Rating	Reference Rate	Spread	March 31, 2025	December 31, 2024
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(2,037)	(2,077)
Total Carrying Value				$286,963	$286,923
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
Pursuant to the Collateral Management Agreement, the 2024-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2024-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2024-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2024-1 Issuer for the three months ended March 31, 2025. Any such waived fees may not be recaptured by the Investment Adviser.
As of March 31, 2025, the 2024-1 Debt was secured by 115 investments with a total fair value of $403,131 and cash of $53,390. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2024-1 Debt.

For the three months ended March 31, 2025, the components of interest expense and credit facility fees on the 2024-1 Debt were as follows:

Three Months Ended March 31, 2025
Interest expense	$4,758
Amortization of deferred financing costs and debt issuance costs	40
Total interest expense and credit facility fees	$4,798
Cash paid for interest expense and credit facility fees	$—

Weighted average debt principal outstanding	$289,000
Weighted average interest rate(1)	6.69%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of March 31, 2025 and December 31, 2024, $9,726 and $4,042, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of both March 31, 2025 and December 31, 2024, the weighted average interest rate was 6.35%, based on benchmark rates.
7. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2025 and December 31, 2024:

	As of
Payment Due by Period	March 31, 2025	December 31, 2024
Less than one year	$—	$—
1-3 years	—	—
3-5 years	186,112	164,732
More than 5 years	426,500	344,000
Total	$612,612	$508,732
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of March 31, 2025 and audited consolidated financial statements as of December 31, 2024 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$112,403	$102,427
Unfunded revolving loan commitments	82,977	74,513
Total unfunded commitments	$195,380	$176,940
8. NET ASSETS
The Company has the authority to issue 200,000,000 Shares of common stock, par value $0.01 per share, of which 77,620,179 and 76,812,863 were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. The
Company and the Investment Adviser have received an exemptive order from the SEC that permits the Company to issue in the
New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the
Company’s discretion.

Share Issuances
New Continuous Offering
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the three months ended March 31, 2025 and March 31, 2024:

	Shares Issued	Proceeds Received
For the three months ended March 31, 2024
January 5, 2024	1,293,638	$25,213
Total	1,293,638	$25,213
For the three months ended March 31, 2025
January 1, 2025	640,973	$12,454
February 1, 2025	592,986	11,534
March 1, 2025	191,543	3,718
Total	1,425,502	$27,706
On April 1, 2025, the Company accepted subscriptions in the amount of $6,615 with 343,968 Shares issued as of such date.
Dividend Reinvestment
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the three months ended March 31, 2025 and 2024.

	Shares Issued	Total Consideration
Three Months Ended March 31, 2024
January 29, 2024	43,547	$849
Total	43,547	$849
Three Months Ended March 31, 2025
January 17, 2025	72,192	$1,403
February 18, 2025	67,606	1,315
March 18, 2025	68,955	1,338
Total	208,753	$4,056
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of March 31, 2025, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on March 21, 2025, with a cash payment date of April 28, 2025.

The following summarizes the results of the Quarterly Tender Offers completed during the three months ended March 31, 2025, and March 31, 2024:

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 31, 2025	3.5%	$19.43	December 31, 2024	$16,067	826,938	1.1%
April 28, 2025	3.5%	$19.23	March 31, 2025	$12,676	659,196	0.8%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 11, 2024	3.5%	$19.60	December 31, 2023	$59,799	3,050,962	5.4%
(1)Cash payment date is the date the Company pays cash in repayment of promissory notes issued in exchange for shares acquired by the Company upon completion of the tender offer.
(2)Amounts do not include additional shares for which the Company reserved the right to purchase as part of the Quarterly Tender Offer.
(3)Amount repurchased is inclusive of early repurchase fees, if applicable.
(4)Percentage based on the total shares as of the Repurchase Pricing Date. Pursuant to Rule 13e-4(f)(1) of the Exchange Act. Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 1,109,441 shares in the Quarterly Tender Offer that had a December 31, 2023 Repurchase Pricing Date, representing approximately 2.0% of its common stock outstanding as of September 30, 2023.
The following tables summarize capital activity for the three months ended March 31, 2025 and March 31, 2024:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2025	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462
Common stock issued	1,425,501	14	27,692	—	—	—	27,706
Dividend reinvestment	208,753	2	4,054	—	—	—	4,056
Repurchase of common stock	(826,938)	(8)	(16,054)	—	—	—	(16,062)
Net investment income (loss)	—	—	—	34,772	—	—	34,772
Net realized gain (loss)	—	—	—	—	(12,814)	—	(12,814)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	105	105
Dividends declared	—	—	—	(37,844)	—	—	(37,844)
Balance, March 31, 2025	77,620,179	$776	$1,564,930	$45,271	$(65,145)	$(53,451)	$1,492,381

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Common stock issued	1,293,638	13	25,200	—	—	—	25,213
Dividend reinvestment	43,547	0	849	—	—	—	849
Repurchase of common stock	(3,050,962)	(30)	(59,769)	—	—	—	(59,799)
Net investment income (loss)	—	—	—	34,448	—	—	34,448
Net realized gain (loss)	—	—	—	—	(40,001)	—	(40,001)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	45,139	45,139
Dividends declared	—	—	—	(27,828)	—	—	(27,828)
Balance, March 31, 2024	54,566,405	$546	$1,112,742	$37,858	$(43,257)	$(26,656)	$1,081,233
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.
Basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$22,063	$39,586
Weighted-average shares outstanding	77,394,571	55,439,686
Basic and diluted earnings per share	$0.29	$0.71
Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
November 29, 2024	November 29, 2024	December 17, 2024	$0.32
December 18, 2024	December 18, 2024	January 17, 2025	$0.17
January 29, 2025	January 31, 2025	February 18, 2025	$0.16
February 26, 2025	February 28, 2025	March 18, 2025	$0.16
March 20, 2025	March 31, 2025	April 29, 2025	$0.17
April 24, 2025	April 30, 2025	May 30, 2025	$0.16

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per Share Data:
Net asset value per share, beginning of period	$19.43	$19.60
Net investment income (loss)(1)	0.45	0.62
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(0.16)	0.09
Net increase (decrease) in net assets resulting from operations	0.29	0.71
Dividends declared(2)	(0.49)	(0.51)
Other(3)	—	0.01
Net asset value per share, end of period	$19.23	$19.81
Number of shares outstanding, end of period	77,620,179	54,566,405
Total return based on net asset value(4)	1.49%	3.76%
Net assets, end of period	$1,492,381	$1,081,233
Ratio to average net assets:(5)
Expenses before incentive fees	1.09%	1.91%
Expenses after incentive fees	1.42%	2.36%
Net investment income (loss)	2.33%	3.15%
Interest expense and credit facility fees	0.70%	1.47%
Ratios/Supplemental Data:
Asset coverage, end of period	343.61%	238.18%
Portfolio turnover	8.67%	4.58%
Weighted-average shares outstanding	77,394,571	55,439,686
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 8, Net Assets, to these unaudited consolidated financial statements).
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
11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2025 and December 31, 2024.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared for the three months ended March 31, 2025 and 2024 was as follows:

For the three months periods ended
	March 31, 2025	March 31, 2024
Ordinary income	$37,844	$27,828
Long-term capital gains	$—	$—
Tax return of capital	$—	$—
13. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed elsewhere in these unaudited consolidated financial statements.

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
•the impact on our business of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies, including those caused by tariffs and trade disputes with other countries;
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”).
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
Overview
Carlyle Credit Solutions, Inc., a Maryland corporation is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We were incorporated in February 2017. We conducted the Initial Private Offering and have been conducting the New Continuous Offering of our Shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have an indefinite term. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
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
First Quarter 2025 Highlights
Quarterly Results
•Net investment income was $34.8 million or $0.45 per Share.
•Dividends declared on Shares were $37.8 million or $0.49 per Share.
•Net investment income for the three months ended March 31, 2025 increased from the comparable period in the prior year, primarily due to higher average investment balances, partially offset by lower yields on investments.
•NAV per Share decreased to $19.23 as of March 31, 2025 from $19.43 as of December 31, 2024.
Portfolio and Investment Activity
•As of March 31, 2025, we held 217 investments across 167 portfolio companies (including 37 investments in structured credit investments across 34 different collateral managers) and 28 industries for a total fair value of $2.0 billion.
•During the three months ended March 31, 2025, we had investment fundings of $226.1 million and investment repayments of $189.9 million.
•As of March 31, 2025, non-accrual investments represented 2.5% and 1.8% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended March 31, 2025, we received $27.7 million in total subscriptions and issued 1,425,502 Shares in connection with these subscriptions.
•During the three months ended March 31, 2025, we repurchased and extinguished 826,938 Shares for a cost of $16.1 million.
•Total liquidity as of March 31, 2025 was $376.9 million in cash and undrawn debt capacity.
Recent Developments

•On March 1, 2025, we accepted subscriptions in the amount of $3.7 million for 191,543 Shares.

•On March 20, 2025, we declared a dividend of $0.17 per Share payable on April 29, 2025.

•On April 1, 2025, we accepted subscriptions in the amount of $6.6 million for 343,968 Shares.

•On April 24, 2025, we declared a dividend of $0.16 per Share payable on or about May 30, 2025.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per Share. For the three months ended March 31, 2025, we recorded basic and diluted earnings per Share of $0.29, declared dividends per Share of $0.49 and earned $0.45 of net investment income per Share.

The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	For the three months periods ended
	March 31, 2025	December 31, 2024
Net increase (decrease) in net assets resulting from operations	$22,063	$13,042
Weighted-average shares outstanding	77,394,571	74,654,305
Earnings per share - Basic and Diluted	$0.29	$0.17
For the three months ended March 31, 2025 and December 31, 2024 we declared dividends per Share of $0.49 for each period. As of March 31, 2025 and December 31, 2024, our NAV per Share was $19.23 and $19.43, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	Three Months Ended
	March 31, 2025	December 31, 2024
Total investment income	$55,968	$54,019
Total expenses (including excise tax expense)	21,196	19,452
Net investment income	$34,772	$34,567
Weighted-average shares outstanding	77,394,571	74,654,305
Net investment income per share	$0.45	$0.46
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of March 31, 2025:

	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total Investments
Count of investments	142	7	31	37	217
Investments, at amortized cost	$1,765,292	$93,783	$80,382	$107,123	$2,046,580
Investments, at fair value	$1,717,548	$91,361	$82,364	$106,797	$1,998,070
Percentage of total investments at fair value	86.0%	4.6%	4.1%	5.3%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	10.6%	10.8%
Second Lien Debt(1)	12.5%	12.8%
Total Debt and Income Producing Investments(1)(2)	10.7%	10.9%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2025. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.4% as of March 31, 2025.
(2)Weighted average yield for total debt and income producing investments includes income producing equity investments.

The geographical composition of investments at fair value as of March 31, 2025 were as follows:

Geography—% of Fair Value	As of March 31, 2025
Australia	0.1%
Bermuda	0.1
Canada	7.0
Cayman Islands	4.3
Ireland	1.3
Italy	0.7
Luxembourg	3.7
Netherlands	0.6
Sweden	0.0
United Kingdom	2.9
United States	79.3
Total	100.0%
The industry composition of investments at fair value as of March 31, 2025 were as follows:

Industry—% of Fair Value	As of March 31, 2025
Aerospace & Defense	2.9%
Auto Aftermarket & Services	4.0
Beverage & Food	0.6
Business Services	6.8
Capital Equipment	4.7
Chemicals, Plastics & Rubber	2.5
Construction & Building	4.2
Consumer Goods: Durable	0.2
Consumer Goods: Non-Durable	0.2
Consumer Services	9.4
Containers, Packaging & Glass	4.6
Diversified Financial Services	6.9
Energy: Electricity	0.3
Energy: Oil & Gas	1.1
Environmental Industries	4.3
Healthcare & Pharmaceuticals	9.6
High Tech Industries	3.9
Leisure Products & Services	5.2
Media: Advertising, Printing & Publishing	0.3
Media: Diversified & Production	2.0
Retail	1.1
Software	15.1
Sovereign & Public Finance	0.0
Structured Credit	5.3
Telecommunications	1.7
Transportation: Cargo	1.7
Utilities: Water	0.4
Wholesale	1.0
Total	100.0%

Our investment activity for the three months ended March 31, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
March 31, 2025
Investments:
Total investments, beginning of period	$2,008,800
New investments purchased	224,612
Net accretion of discount on investments	3,016
Net realized gain (loss) on investments	(17,933)
Investments sold or repaid	(171,915)
Total Investments, end of period	$2,046,580
Principal amount of investments funded:
First Lien Debt	$172,650
Second Lien Debt	1,303
Equity Investments(1)	7,605
Structured Credit Investments	44,584
Total	$226,142
Principal amount of investments sold or repaid:
First Lien Debt	$(168,105)
Second Lien Debt	(21,083)
Equity Investments(1)	(668)
Total	$(189,856)
Number of new investment commitments(2)(3)	35
Average new investment commitment amount	$6,691
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company, including structured credit investments, as part of an individual transaction.
(3)For the three months ended March 31, 2025, 100.0% of new funded debt investments and structured credit investments were at floating interest rates..
See the Consolidated Schedules of Investments as of March 31, 2025 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$118,485	6.2%	$11,725	0.7%
Internal Risk Rating 2	1,548,991	80.8	1,521,490	83.9
Internal Risk Rating 3	214,448	11.2	271,001	14.9
Internal Risk Rating 4	33,782	1.8	6,727	0.4
Internal Risk Rating 5	—	—	2,542	0.1
Total	$1,915,706	100.0%	$1,813,485	100.0%

As of March 31, 2025 and December 31, 2024 the weighted average Internal Risk Ratings of our debt investment portfolio were 2.1 and 2.2, respectively. As of March 31, 2025 and December 31, 2024, four and three of our debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	212	$1,963,070	98.2%	195	$1,940,782	99.5%
Non-accrual(1)	5	35,000	1.8	4	10,487	0.5
Total	217	$1,998,070	100.0%	199	$1,951,269	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary source of financing consist of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	March 31, 2025	December 31, 2024
SPV Credit Facility	$186,112	$164,732
SPV2 Credit Facility	137,500	55,000
2024-1 Debt	289,000	289,000
Total	$612,612	$508,732
Weighted average interest rate	6.40%	6.56%
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of March 31, 2025, the maximum principal amount of the SPV Credit Facility is $300,000 (subject to increases of $100,000 on December 12, 2025 and $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates), and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 3, 2028, with one one-year extension option, subject to the SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2026. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.35% per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV.
The SPV Credit Facility consisted of the following as of March 31, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2025	$300,000	$186,112	$113,888	$113,888	6.14%
December 31, 2024	$300,000	$164,732	$135,268	$135,268	6.72%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
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
The SPV2 Credit Facility consisted of the following as of March 31, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2025	$550,000	$137,500	$412,500	$118,452	6.86%
December 31, 2024	$550,000	$55,000	$495,000	$226,179	7.14%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Securitizations
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”), which was inclusive of $59,500 in Class C and D notes retained by the Company as of March 31, 2025. The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien secured loans and is scheduled to mature in October, 2037.
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
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount and carrying value as of March 31, 2025 and December 31, 2024:

				As of
2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	March 31, 2025	December 31, 2024
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(2,037)	(2,077)
Total Carrying Value				$286,963	$286,923
Weighted average interest rate				6.35%	6.35%
(1) Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
Forward Currency Contracts
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between the Company and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of March 31, 2025, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $(2,869).

Consolidated Results of Operations
For the three months ended March 31, 2025 and December 31, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2025 and December 31, 2024:

	Three Months Ended		Change
	March 31, 2025	December 31, 2024	$
Investment income:
Interest income	$49,566	$47,530	$2,036
PIK income	5,451	5,401	50
Other income	951	1,088	(137)
Total investment income	55,968	54,019	1,949
Expenses:
Base management fees	3,688	3,800	(112)
Incentive fees	4,966	4,937	29
Professional fees	455	460	(5)
Administrative service fees	259	258	1
Interest expense and credit facility fees	10,452	8,730	1,722
Directors’ fees and expenses	86	85	1
Other general and administrative	792	732	60
Excise tax expense	498	450	48
Total expenses	21,196	19,452	1,744
Net investment income (loss)	34,772	34,567	205
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(17,933)	(9,076)	(8,857)
Net realized currency gain (loss) on non-investment assets and liabilities	1,477	5,546	(4,069)
Net realized gain (loss) on forward currency contracts	3,642	—	3,642
Net change in unrealized appreciation (depreciation) on investments	9,021	(18,514)	27,535
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(2,275)	(3,253)	978
Net change in unrealized gain (loss) on forward currency contracts	(6,641)	3,772	(10,413)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(12,709)	(21,525)	8,816
Net increase (decrease) in net assets resulting from operations	$22,063	$13,042	$9,021
Investment Income
The increase in investment income for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024 was primarily driven by an increase in average investment balance. As of March 31, 2025, the size of our portfolio increased to $2,046,580 from $2,008,800 as of December 31, 2024, at amortized cost. As of March 31, 2025 and December 31, 2024, the weighted average yield of our total debt and income producing investments was 10.7% and 11.1%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2025 and December 31, 2024, five and four of our income producing investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $35,000 and $10,487, which represented approximately 1.8% and 0.5% of total investments at fair value as of March 31, 2025 and December 31, 2024, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2025 and December 31, 2024.

Expenses
The increase in interest expense and credit facility fees for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 was driven by higher weighted average borrowings outstanding.
The decrease in base management fees for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 was driven by lower net assets as adjusted for capital activity that occurred during the respective periods.
The increase in incentive fees for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 was driven by higher pre-incentive fee net investment income.
For the three months ended March 31, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2025. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 and December 31, 2024 were as follows:

	Three months ended
	March 31, 2025	December 31, 2024
Realized gains on investments	$79	$26
Number of investments with realized gains	3	2
Realized losses on investments	$(18,012)	$(9,102)
Number of investments with realized losses	2	5
Change in unrealized appreciation on investments	$29,949	$15,780
Number of investments with unrealized appreciation	83	85
Change in unrealized depreciation on investments	$(20,928)	$(34,294)
Number of investments with unrealized depreciation	121	92
During the three months ended March 31, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. from debt to equity. During the three months ended December 31, 2024, we recognized a realized loss related the restructuring of our investment in Jeg’s Automotive, LLC.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

For the three months ended March 31, 2025 and March 31, 2024
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,		Change
	2025	2024	$
Investment income:
Interest income	$49,566	$54,350	$(4,784)
PIK income	5,451	3,930	1,521
Other income	951	1,970	(1,019)
Total investment income	55,968	60,250	(4,282)
Expenses:
Base management fees	3,688	2,646	1,042
Incentive fees	4,966	4,921	45
Professional fees	455	449	6
Administrative service fees	259	465	(206)
Interest expense and credit facility fees	10,452	16,099	(5,647)
Directors’ fees and expenses	86	85	1
Other general and administrative	792	756	36
Excise tax expense	498	381	117
Total expenses	21,196	25,802	(4,606)
Net investment income (loss)	34,772	34,448	324
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(17,933)	(40,358)	22,425
Net realized currency gain (loss) on non-investment assets and liabilities	1,477	357	1,120
Net realized gain (loss) on forward currency contracts	3,642	—	3,642
Net change in unrealized appreciation (depreciation) on investments	9,021	43,914	(34,893)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(2,275)	1,225	(3,500)
Net change in unrealized gain (loss) on forward currency contracts	(6,641)	—	(6,641)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(12,709)	5,138	(17,847)
Net increase (decrease) in net assets resulting from operations	$22,063	$39,586	$(17,523)
Investment Income
The decrease in investment income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to lower benchmark rates and lower spreads, partially offset by a higher average investment balance. As of March 31, 2025, the size of our portfolio increased to $2,046,580 from $1,830,959 as of March 31, 2024, at amortized cost. As of March 31, 2025 and March 31, 2024, the weighted average yield of our total debt and income producing investments was 10.7% and 12.5%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2025, five of our income producing investments were on non-accrual status at fair value of $35,000, which represented 1.8% of total investments at fair value as of March 31, 2025. The remaining income producing investments were performing and current on their interest payments as of March 31, 2025. There were no investments on non-accrual status as of March 31, 2024.

Expenses
The decrease in interest expense and credit facility fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by a lower weighted average debt balance.
The increase in incentive fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by higher pre-incentive fee net investment income.
The increase in base management fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by higher average net assets.
For the three months ended March 31, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Realized gains on investments	$79	$4,012
Number of investments with realized gains	3	5
Realized losses on investments	$(18,012)	$(44,370)
Number of investments with realized losses	2	3
Change in unrealized appreciation on investments	$29,949	$56,747
Number of investments with unrealized appreciation	83	88
Change in unrealized depreciation on investments	$(20,928)	$(12,833)
Number of investments with unrealized depreciation	121	65
During the three months ended March 31, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. from debt to equity. During the three months ended March 31, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates.
The net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 was mainly driven by the reversal of prior period unrealized depreciation related to Aimbridge Acquisition Co.,.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of March 31, 2025, we had $612,612 of outstanding consolidated indebtedness under the Credit Facilities and the 2024-1 Debt, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of March 31, 2025, we had $376,939 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. As of March 31, 2025 and December 31, 2024, the statutory debt to equity ratio was 0.41x and 0.34x, respectively.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	March 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$144,599	$108,453
Available borrowings under Credit Facilities	232,340	361,447
Total Liquidity	$376,939	$469,900
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of March 31, 2025 and the audited consolidated financial statements as of December 31, 2024 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2025 and December 31, 2024:

	Par / Principal Amount as of
	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$112,403	$102,427
Unfunded revolving commitments	82,977	74,513
Total unfunded commitments	$195,380	$176,940
Pursuant to an undertaking by us in connection with the 2024-1 Debt Securitization, we agreed to hold on an ongoing basis the 2024-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding principal amount of all collateral obligations issued by the 2024-1 Issuer, subject to adjustments, for so long as any securities of the 2024-1 Issuer remains outstanding. As of March 31, 2025 and December 31, 2024, we were in compliance with this undertaking.

Cash Flows
The following table details the net change in our cash and cash equivalents:

Three Months Ended
March 31, 2025
Cash flows provided by (used in) operating activities	$(31,163)
Cash flows provided by (used in) financing activities	67,309
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,146
During the three months ended March 31, 2025, we paid $233,388 related to cost of investments purchased and received $170,659 in repayments on our investments. During the three months ended March 31, 2025 we had net proceeds from borrowings of $101,770 on our Credit Facilities. During the three months ended March 31, 2025, we issued 1,425,501 shares for an aggregate offering price of approximately $27,706, repurchased and extinguished 826,938 shares for an aggregate purchase price of $16,067.
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
Interest Rate Risk
As of March 31, 2025, on a fair value basis, approximately 99.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities and 2024-1 Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of March 31, 2025 and December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2025 and December 31, 2024, and based on the terms of our Credit Facilities and 2024-1 Debt. Interest expense on our Credit Facilities and 2024-1 Debt is calculated using the stated

interest rate as of March 31, 2025 and December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2025			As of December 31, 2024
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$57,991	$(18,316)	$39,675	$57,766	$(15,262)	$42,504
Up 200 basis points	$38,661	$(12,211)	$26,450	$38,511	$(10,175)	$28,336
Up 100 basis points	$19,330	$(6,105)	$13,225	$19,255	$(5,087)	$14,168
Down 100 basis points	$(19,330)	$6,105	$(13,225)	$(19,255)	$5,087	$(14,168)
Down 200 basis points	$(38,611)	$12,211	$(26,400)	$(38,494)	$10,175	$(28,319)
Down 300 basis points	$(57,146)	$18,095	$(39,051)	$(57,413)	$15,260	$(42,153)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 11, Litigation, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024.
Risks Related to Our Investments
Tariffs may adversely affect us and our portfolio companies.
Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could adversely affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us and our portfolio companies.
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
During the three months ended March 31, 2025, upon completion of our tender offer that commenced March 21, 2025, we repurchased 659,196 shares for a purchase price $19.23 of per share, or approximately $12.7 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: May 13, 2025	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)