Form 10-Q
period 2025-06-30
Carlyle Credit Solutions, Inc.
filed 2025-08-12
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 12, 2025 was 76,803,223. Shares outstanding exclude August 1, 2025, subscriptions since the issuance price is not yet finalized at the date of this filing.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,292,211 and $2,008,800, respectively)	$2,248,876	$1,951,269
Cash, cash equivalents and restricted cash	73,570	108,453
Receivable for investments sold	1,197	2,140
Interest receivable	26,451	18,885
Receivable for issuance of common stock	22	22
Derivative assets, at fair value (Note 5)	—	3,772
Prepaid expenses and other assets	11,739	10,619
Total assets	$2,361,855	$2,095,160
LIABILITIES
Debt and secured borrowings (Note 6)	$830,410	$506,655
Payable for investments purchased	194	50,974
Interest and credit facility fees payable (Note 6)	8,975	6,104
Derivative liabilities, at fair value (Note 5)	4,402	—
Dividend payable (Note 8)	13,310	13,091
Management and incentive fees payable (Note 4)	8,719	8,738
Administrative service fees payable (Note 4)	353	1,504
Common stock proceeds received in advance	—	12,454
Other accrued expenses and liabilities	3,611	3,178
Total liabilities	869,974	602,698
Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 78,099,761 and 76,812,863 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	781	768
Paid-in capital in excess of par value	1,574,037	1,549,238
Total distributable earnings (loss)	(82,937)	(57,544)
Total net assets	$1,491,881	$1,492,462
NET ASSETS PER SHARE	$19.10	$19.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$52,890	$51,044	$102,456	$105,394
PIK income	4,716	4,307	10,167	8,237
Other income	1,336	923	2,287	2,893
Total investment income	58,942	56,274	114,910	116,524
Expenses:
Base management fees (Note 4)	3,567	2,505	7,255	5,151
Net investment income incentive fees (Note 4)	5,152	4,509	10,118	9,430
Professional fees	420	441	875	890
Administrative service fees (Note 4)	334	500	593	965
Interest expense and credit facility fees (Note 6)	11,910	15,635	22,362	31,734
Directors’ fees and expenses	104	83	190	168
Other general and administrative	859	553	1,651	1,309
Total expenses	22,346	24,226	43,044	49,647
Net investment income (loss) before taxes	36,596	32,048	71,866	66,877
Excise tax expense	511	460	1,009	841
Net investment income (loss)	36,085	31,588	70,857	66,036
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on non-controlled/non-affiliated investments	13	(1,772)	(17,920)	(42,130)
Net realized currency gain (loss) on non-investment assets and liabilities	4	(70)	1,481	287
Net realized gain (loss) on forward currency contracts	(4,537)	—	(895)	—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	5,175	(5,833)	14,196	38,081
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(6,724)	276	(8,999)	1,501
Net change in unrealized gain (loss) on forward currency contracts	(1,533)	—	(8,174)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(7,602)	(7,399)	(20,311)	(2,261)
Net increase (decrease) in net assets resulting from operations	$28,483	$24,189	$50,546	$63,775
Basic and diluted earnings per share (Note 8)	$0.37	$0.45	$0.65	$1.17
Weighted-average shares of common stock outstanding—basic and diluted (Note 8)	77,837,977	53,276,079	77,617,499	54,357,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$70,857	$66,036
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(17,334)	(41,843)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(2,977)	39,582
Net increase (decrease) in net assets resulting from operations	50,546	63,775
Capital transactions:
Common stock issued	45,356	39,065
Dividend reinvestment	8,193	1,783
Repurchase of common stock	(28,737)	(113,204)
Dividends declared (Note 8)	(75,939)	(54,665)
Net increase (decrease) in net assets resulting from capital transactions	(51,127)	(127,021)
Net increase (decrease) in net assets	(581)	(63,246)
Net assets at beginning of period	1,492,462	1,103,212
Net assets at end of period	$1,491,881	$1,039,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$50,546	$63,775
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	989	903
Net accretion of discount on investments	(5,861)	(4,911)
Paid-in-kind interest	(11,066)	(9,137)
Net realized (gain) loss on investments	17,920	42,130
Net realized currency (gain) loss on non-investment assets and liabilities	(1,481)	(287)
Net change in unrealized (appreciation) depreciation on investments	(14,196)	(38,081)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	8,999	(1,501)
Net change in unrealized (gain) loss on forward currency contracts	8,174	—
Cost of investments purchased and change in payable for investments purchased	(644,166)	(121,713)
Proceeds from sales and repayments of investments and change in receivable for investments sold	311,287	247,592
Changes in operating assets:
Interest receivable	(7,566)	(2,538)
Prepaid expenses and other assets	(2,029)	(1,890)
Changes in operating liabilities:
Interest and credit facility fees payable	2,871	(1,197)
Management and incentive fees payable	(19)	(832)
Administrative service fees payable	(1,151)	(937)
Other accrued expenses and liabilities	433	496
Net cash provided by (used in) operating activities	(286,316)	171,872
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of common stock proceeds received in advance	32,902	30,928
Repurchase of common stock	(28,737)	(113,204)
Borrowings on Credit Facilities	514,444	169,229
Repayments of Credit Facilities	(199,649)	(190,000)
Dividends paid in cash	(67,527)	(54,715)
Net cash provided by (used in) financing activities	251,433	(157,762)
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,883)	14,110
Cash, cash equivalents and restricted cash, beginning of period	108,453	65,755
Cash, cash equivalents and restricted cash, end of period	$73,570	$79,865
Supplemental disclosures:
Interest and credit facility fees paid during the period	$19,481	$32,165
Taxes, including excise tax, paid during the period	$1,621	$841
Dividends declared during the period	$75,939	$54,665
Dividends reinvested during the period	$8,193	$1,783

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (88.8% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)	(2)(3)(14)	Diversified Financial Services	SOFR	4.75%	9.05%	3/31/2025	3/31/2031	$20,337	$20,114	$20,095	1.35%
AAH Topco., LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.29%	3/31/2025	12/31/2027	—	(75)	(71)	0.00
AArete Investment, LLC	(a)(c)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.82%	6/5/2025	6/5/2031	6,642	6,504	6,502	0.44
Accession Risk Management Group, Inc.	(b)(c)(e)	(2)(3)(14)	Diversified Financial Services	SOFR	4.75%	9.04%	11/1/2019	11/1/2029	38,497	38,268	38,435	2.58
ACR Group Borrower, LLC	(b)	(2)(3)	Aerospace & Defense	SOFR	4.75%	9.05%	5/14/2024	3/31/2028	1,169	1,160	1,169	0.08
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	10.27%	8/16/2022	8/15/2028	24,732	24,190	22,707	1.52
Advanced Web Technologies Holding Company	(a)(b)(e)	(2)(3)(14)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.45%	12/17/2020	12/17/2027	18,901	18,755	18,801	1.26
AI Grace AUS Bidco Pty LTD (Australia)	(e)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.57%	12/5/2023	12/5/2029	2,286	2,231	2,249	0.15
Allied Benefit Systems Intermediate LLC	(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.57%	10/31/2023	10/31/2030	2,524	2,492	2,549	0.17
Alpine Acquisition Corp II	(a)(b)	(2)(3)(8)(14)	Transportation: Cargo	SOFR	6.00%	10.29%	4/19/2022	11/30/2029	23,872	23,256	13,959	0.94
AmpersCap LLC	(a)	(2)(3)(7)(14)	Diversified Financial Services	SOFR	5.25%	9.55%	12/17/2024	12/17/2032	2,711	2,669	2,661	0.18
AP Plastics Acquisition Holdings, LLC	(a)(b)	(2)(3)(14)	Chemicals, Plastics & Rubber	SOFR	4.75%	9.04%	3/28/2025	8/10/2030	23,937	23,900	23,759	1.59
Apex Companies Holdings, LLC	(a)(c)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.55%	1/31/2023	1/31/2028	11,670	11,462	11,616	0.78
Applied Technical Services, LLC	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.25%	9.55%	4/8/2025	4/8/2031	33,449	33,087	33,194	2.22
Appriss Health, LLC	(a)(b)(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	4.75%	9.07%	5/6/2021	5/6/2028	28,361	28,116	28,290	1.90
Artifact Bidco, Inc.	(b)	(2)(3)(14)	Software	SOFR	4.25%	8.55%	7/26/2024	7/26/2031	704	696	714	0.05
Ascend Buyer, LLC	(b)(c)(e)	(2)(3)(14)	Containers, Packaging & Glass	SOFR	5.75%	10.05%	9/30/2021	9/30/2028	13,503	13,337	13,408	0.90
Associations, Inc.	(a)(e)	(2)(3)(11)(14)	Construction & Building	SOFR	6.50%	10.76%	5/3/2024	7/2/2028	7,027	7,021	7,064	0.47
Athlete Buyer, LLC	(a)(e)	(2)(3)(11)(14)	Construction & Building	SOFR	5.75%	10.05%	3/29/2024	4/26/2029	4,681	4,585	4,323	0.29
Atlas US Finco, Inc.	(a)(c)	(2)(3)(7)(14)	High Tech Industries	SOFR	5.00%	9.31%	12/15/2022	12/12/2029	11,733	11,636	11,685	0.78
Auditboard, Inc.	(a)(b)	(2)(3)(14)	Software	SOFR	4.75%	9.05%	7/12/2024	7/12/2031	6,000	5,911	5,913	0.40
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	(b)(c)	(2)(3)(7)(11)	Software	SOFR	6.00%	10.30%	12/24/2019	12/24/2026	38,543	38,306	37,375	2.51

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Azurite Intermediate Holdings, Inc.	(b)(e)	(2)(3)(14)	Software	SOFR	6.50%	10.83%	3/19/2024	3/19/2031	$3,577	$3,526	$3,646	0.24%
Barnes & Noble, Inc.	(b)(e)	(2)(3)(10)(11)	Retail	SOFR	7.16%	11.47%	5/7/2025	5/7/2030	16,848	16,462	16,566	1.11
Bianalisi S.p.A. (Italy)	(d)	(2)(7)(14)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	7.94%	2/26/2025	2/26/2032	€13,676	14,062	15,650	1.05
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)(14)	Leisure Products & Services	SOFR	4.25%, 5.00% PIK	13.53%	6/4/2024	6/4/2031	282	262	259	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	4.25%, 5.00% PIK	11.19%	6/4/2024	6/4/2031	€3,344	3,546	3,841	0.26
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	4.25%, 5.00% PIK	13.53%	6/4/2024	6/4/2031	5,407	5,263	5,272	0.35
Bingo Group Buyer, Inc.	(a)(b)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.00%	9.30%	7/10/2024	7/10/2031	3,573	3,520	3,572	0.24
Birsa S.p.A. (Italy)	(a)	(2)(7)(14)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	7.98%	7/2/2024	6/30/2031	€1,586	1,602	1,784	0.12
BlueCat Networks, Inc. (Canada)	(a)(b)(e)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.29%	8/8/2022	8/8/2028	26,443	26,132	26,082	1.75
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.25%	9.55%	9/30/2019	9/30/2026	28,307	28,149	26,787	1.80
Bradyifs Holdings, LLC	(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.00%	9.28%	10/31/2023	10/31/2029	15,389	15,145	15,429	1.03
Celerion Buyer, Inc.	(c)(e)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.26%	11/3/2022	11/3/2029	2,387	2,346	2,401	0.16
CircusTrix Holdings, LLC	(a)(e)	(2)(3)(14)	Leisure Products & Services	SOFR	6.50%	10.83%	7/18/2023	7/14/2028	9,307	9,136	9,397	0.63
Cliffwater LLC	(b)	(2)(3)(7)(14)	Diversified Financial Services	SOFR	5.00%	9.28%	4/22/2025	4/22/2032	36,444	36,053	36,520	2.45
Comar Holding Company, LLC	(b)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.06%	6/18/2018	6/18/2026	47,425	47,402	40,493	2.71
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.92%	7/30/2023	7/30/2028	1,571	1,552	1,587	0.11
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)(14)	High Tech Industries	SOFR	6.00%	10.36%	5/22/2024	5/22/2029	19,556	19,191	19,181	1.29
Cority Software Inc. (Canada)	(a)(b)(c)(e)	(2)(3)(7)(14)	Software	SOFR	4.75%	9.05%	7/2/2019	7/2/2026	60,662	60,441	60,578	4.06
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	5.63%	9.92%	1/29/2025	8/1/2028	7,568	7,465	6,780	0.45
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.79%	2/18/2025	5/15/2031	2,375	2,300	2,007	0.13
Coupa Holdings, LLC	(c)(e)	(2)(3)(14)	Software	SOFR	5.50%	9.78%	2/27/2023	2/28/2030	2,138	2,092	2,151	0.14
CST Holding Company	(c)(e)	(2)(3)(11)(14)	Consumer Goods: Non-Durable	SOFR	5.00%	9.33%	11/1/2022	11/1/2028	2,430	2,380	2,445	0.16
Dance Midco S.a.r.l. (United Kingdom)	(c)	(2)(7)(14)	Media: Diversified & Production	EURIBOR	5.50%	7.69%	10/25/2024	10/25/2031	€10,822	11,390	12,545	0.84

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
DCA Investment Holding LLC	(b)(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.70%	3/11/2021	4/3/2028	$11,882	$11,804	$11,173	0.75%
Denali Midco 2, LLC	(c)(e)	(2)(3)	Consumer Services	SOFR	5.25%	9.58%	9/15/2022	12/22/2028	8,423	8,282	8,366	0.56
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	9.33%	8/4/2020	8/4/2030	636	627	637	0.04
Divisions Holding Corporation	(b)	(2)(3)(14)	Business Services	SOFR	4.50%	8.80%	4/17/2025	4/17/2032	18,400	18,201	18,200	1.22
Dwyer Instruments, Inc.	(c)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	4.75%	9.05%	7/21/2021	7/21/2029	25,102	24,847	25,102	1.68
Einstein Parent, Inc.	(b)(c)	(2)(3)(14)	Software	SOFR	6.50%	10.77%	1/22/2025	1/22/2031	30,371	29,739	29,209	1.96
Eliassen Group, LLC	(b)(e)	(2)(3)	Business Services	SOFR	5.75%	10.05%	4/14/2022	4/14/2028	21,061	20,893	20,570	1.38
Ellkay, LLC	(b)(c)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.56%	5/14/2025	9/14/2030	37,298	36,916	37,355	2.50
Enkindle Limited (United Kingdom)	(d)	(2)(7)(14)	Diversified Financial Services	SONIA	3.50%, 3.50% PIK	11.46%	4/16/2025	4/16/2031	£5,139	6,472	6,706	0.45
Espresso Bidco Inc.	(a)(b)	(2)(3)(14)	Software	SOFR	2.63%, 3.13% PIK	10.05%	3/25/2025	3/25/2032	15,590	15,275	15,382	1.03
Essential Services Holding Corporation	(c)	(2)(3)(14)	Consumer Services	SOFR	5.00%	9.28%	6/17/2024	6/17/2031	769	761	764	0.05
Excel Fitness Holdings, Inc.	(e)	(2)(3)	Leisure Products & Services	SOFR	5.50%	9.80%	8/11/2022	4/29/2029	2,817	2,804	2,818	0.19
Excel Fitness Holdings, Inc.	(a)(e)	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.25%	9.55%	4/29/2022	4/29/2029	6,110	6,024	6,079	0.41
Excelitas Technologies Corp.	(b)	(2)	Capital Equipment	EURIBOR	5.25%	7.18%	8/12/2022	8/12/2029	€3,196	3,313	3,765	0.25
Excelitas Technologies Corp.	(a)(b)(c)(e)	(2)(3)(14)	Capital Equipment	SOFR	5.25%	9.58%	8/12/2022	8/12/2029	6,096	6,027	6,097	0.41
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)(11)	Consumer Services	SOFR	1.00%, 5.75% PIK	11.04%	8/5/2022	3/5/2027	804	759	339	0.02
Galileo Parent, Inc.	(b)(c)	(2)(3)(14)	Telecommunications	SOFR	5.75%	10.05%	11/26/2024	5/3/2030	33,552	33,552	33,311	2.23
Generator US Buyer, Inc.	(b)	(2)(3)	Energy: Electricity	SOFR	5.25%	9.55%	10/1/2024	7/22/2030	1,522	1,498	1,502	0.10
Greenhouse Software, Inc.	(a)(b)(c)(e)	(2)(3)(14)	Software	SOFR	6.25%	10.55%	3/1/2021	9/1/2028	32,796	32,335	32,796	2.20
GS AcquisitionCo, Inc.	(a)(e)	(2)(3)(14)	Software	SOFR	5.25%	9.55%	3/26/2024	5/25/2028	1,100	1,094	1,100	0.07
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	3.00%, 2.00% PIK	9.29%	9/30/2022	12/16/2030	80	79	81	0.01
Gymspa (France)	(d)	(2)(7)(14)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.14%	5/14/2025	5/14/2031	€9,781	10,580	11,157	0.75
Hadrian Acquisition Limited (United Kingdom)	(d)	(2)(3)(7)(10)(14)	Diversified Financial Services	SONIA	5.16%, 3.19% PIK	12.67%	2/28/2022	2/28/2029	£13,990	17,941	19,339	1.30
Heartland Home Services, Inc.	(b)(c)(e)	(2)(3)(11)(14)	Consumer Services	SOFR	6.00%	10.30%	12/15/2020	12/15/2026	31,802	31,616	30,646	2.05

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.05%	2/10/2022	12/15/2026	$3,943	$3,929	$3,794	0.25%
Hercules Borrower LLC	(a)(b)(e)	(2)(3)(11)(14)	Environmental Industries	SOFR	5.50%	9.80%	12/14/2020	12/14/2026	17,802	17,657	17,802	1.19
Holding Argon (France)	(d)	(2)(7)(14)	Business Services	EURIBOR	5.75%	7.96%	4/16/2025	4/16/2032	€13,142	14,459	14,842	0.99
Hoosier Intermediate, LLC	(a)(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.33%	11/15/2021	11/15/2028	15,943	15,745	15,808	1.06
HS Spa Holdings Inc.	(a)(e)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.58%	6/2/2022	6/2/2029	8,647	8,524	8,647	0.58
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.55%	3/12/2024	6/2/2029	638	633	638	0.04
Icefall Parent, Inc.	(b)(e)	(2)(3)(14)	Software	SOFR	5.75%	10.03%	1/26/2024	1/26/2030	7,811	7,673	7,810	0.52
iCIMS, Inc.	(a)(b)(c)(e)	(2)(3)(14)	Software	SOFR	5.75%	10.03%	8/18/2022	8/18/2028	28,036	27,769	27,297	1.83
IG Investments Holdings, LLC	(b)	(2)(3)(14)	Business Services	SOFR	5.00%	9.28%	11/1/2024	9/22/2028	4,096	4,096	4,114	0.28
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.04%	5/28/2021	5/28/2027	€34,395	41,151	40,516	2.72
IQN Holding Corp.	(a)(b)	(2)(3)(14)	Business Services	SOFR	2.63%, 3.13% PIK	10.07%	5/2/2022	5/2/2029	11,100	11,005	11,100	0.74
iRobot Corporation	(a)	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	13.28%	7/25/2023	7/31/2026	4,451	4,362	2,364	0.16
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.29%	12/22/2021	12/31/2029	6,016	5,850	6,016	0.40
Kona Buyer, LLC	(c)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.79%	6/27/2025	6/27/2032	—	(107)	(107)	(0.01)
LDS Intermediate Holdings, L.L.C.	(a)(b)	(2)(3)(14)	Transportation: Cargo	SOFR	5.00%	9.33%	2/7/2025	2/7/2032	18,652	18,351	18,501	1.24
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(14)	Business Services	SOFR	1.00%, 7.75% PIK	13.08%	10/18/2019	3/31/2027	8,556	8,541	7,431	0.50
Material Holdings, LLC	(c)	(2)(3)(11)(14)	Business Services	SOFR	2.92%, 3.08% PIK	10.40%	8/19/2021	8/19/2027	14,578	14,578	12,243	0.82
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.29%	8/19/2021	8/19/2027	3,654	1,310	—	—
Maverick Acquisition, Inc.	(b)(c)	(2)(3)(8)(11)	Aerospace & Defense	SOFR	6.25%	10.54%	6/1/2021	6/1/2027	42,711	42,310	25,075	1.68
Maverick Acquisition, Inc.	(a)	(2)(3)(14)	Aerospace & Defense	SOFR	6.25%	10.54%	3/4/2025	7/3/2025	645	645	645	0.04
Medical Manufacturing Technologies, LLC	(c)(e)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.05%	12/23/2021	12/23/2027	26,776	26,468	26,777	1.79
Modernizing Medicine, Inc.	(b)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.75% PIK	9.55%	4/30/2025	4/30/2032	11,776	11,650	11,647	0.78
Monarch Buyer, Inc.	(a)(c)	(2)(3)(14)	Business Services	SOFR	4.75%	9.08%	6/2/2025	6/2/2032	23,084	22,717	22,714	1.52

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
NEFCO Holding Company LLC	(b)(c)(e)	(2)(3)(14)	Construction & Building	SOFR	5.75%	9.98%	8/5/2022	8/5/2028	$32,346	$31,972	$32,305	2.17%
North Haven Fairway Buyer, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	5.00%	9.29%	5/17/2022	5/17/2028	31,808	31,339	31,461	2.11
Nuzoa Bidco, S.L.U. (Spain)	(d)	(2)(7)(14)	Healthcare & Pharmaceuticals	EURIBOR	3.50%, 2.50% PIK	7.54%	6/24/2025	6/24/2032	€6,657	7,518	7,628	0.51
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.71%	4/28/2022	4/28/2028	7,592	7,549	7,486	0.50
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)	Business Services	SOFR	5.50%	9.71%	2/1/2024	4/28/2028	1,039	1,024	1,023	0.07
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.23%	10/30/2024	10/30/2031	€3,023	3,252	3,547	0.24
Optimizely North America Inc.	(b)(e)	(2)(3)(14)	High Tech Industries	SOFR	5.00%	9.33%	10/30/2024	10/30/2031	8,947	8,852	8,911	0.60
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	9.72%	10/30/2024	10/30/2031	£1,209	1,553	1,655	0.11
Oranje Holdco, Inc.	(b)(e)	(2)(3)(14)	Business Services	SOFR	7.75%	12.03%	2/1/2023	2/1/2029	4,026	3,949	4,027	0.27
Oranje Holdco, Inc.	(b)(e)	(2)(3)	Business Services	SOFR	7.25%	11.53%	6/26/2024	2/1/2029	1,687	1,659	1,663	0.11
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.22%	12/4/2024	12/4/2031	€1,830	1,911	2,128	0.14
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.57%	12/4/2024	12/4/2031	4,834	4,767	4,774	0.32
Orthrus Limited (United Kingdom)	(d)	(2)(7)(14)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.46%	12/4/2024	12/4/2031	£2,049	2,568	2,761	0.19
PAM Bidco Limited (United Kingdom)	(d)	(7)(14)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£75	99	101	0.01
PAM Bidco Limited (United Kingdom)	(d)	(2)(7)(14)	Utilities: Water	SONIA	7.30%	11.74%	10/29/2024	10/29/2031	£6,293	7,986	8,495	0.57
Park County Holdings, LLC	(b)(e)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.61%	11/29/2023	11/29/2029	28,580	28,114	28,437	1.91
PDI TA Holdings, Inc	(b)	(2)(3)(14)	Software	SOFR	5.50%	9.78%	2/1/2024	2/1/2031	7,994	7,991	7,921	0.53
Pestco Intermediate, LLC	(b)(c)(e)	(2)(3)(11)(14)	Environmental Industries	SOFR	6.25%	10.53%	2/6/2023	2/17/2028	2,500	2,453	2,514	0.17
Pestco Intermediate, LLC	(a)(b)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.53%	10/2/2024	2/17/2028	1,228	1,204	1,210	0.08
PF Atlantic Holdco 2, LLC	(c)(e)	(2)(3)(11)(14)	Leisure Products & Services	SOFR	5.50%	9.81%	11/12/2021	11/12/2027	36,107	35,758	36,107	2.42
PPV Intermediate Holdings, LLC	(b)(c)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.58%	8/7/2024	8/31/2029	9,940	9,852	9,918	0.66
Project Castle, Inc.	(e)	(2)(3)	Capital Equipment	SOFR	5.50%	9.72%	6/24/2022	6/1/2029	7,294	6,786	5,731	0.38
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(14)	Software	SOFR	6.00%	10.29%	2/1/2021	2/1/2027	429	419	418	0.03
Prophix Software Inc. (Canada)	(a)(b)(e)	(2)(3)(7)(14)	Software	SOFR	6.00%	10.33%	11/21/2023	2/1/2027	19,349	19,217	19,267	1.29

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Propio LS, LLC	(b)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	4.75%	9.05%	5/12/2025	5/12/2030		$8,819	$8,730	$8,728	0.59%
PXO Holdings I Corp.	(a)(b)(e)	(2)(3)(14)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.79%	3/8/2022	3/8/2028		11,421	11,280	11,167	0.75
QBS Parent, Inc.	(a)(b)(c)	(2)(3)(14)	Energy: Oil & Gas	SOFR	4.50%	8.80%	11/7/2024	6/3/2032		21,974	21,787	21,833	1.46
Radwell Parent, LLC	(b)(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.50%	9.80%	12/1/2022	4/1/2029		10,641	10,535	10,512	0.70
Ranpak Corp.	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.80%	12/19/2024	12/19/2031		12,134	12,019	12,092	0.81
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.80%	12/19/2024	12/19/2031		7,766	7,692	7,739	0.52
RFS Opco LLC	(a)	(2)(3)(7)(14)	Diversified Financial Services	SOFR	4.75%	9.04%	6/13/2025	4/4/2031		—	(20)	(20)	0.00
Rialto Management Group, LLC	(b)(e)	(2)(3)(7)(14)	Diversified Financial Services	SOFR	5.00%	9.33%	12/5/2024	12/5/2030		9,991	9,898	9,929	0.67
Rotation Buyer, LLC	(a)(b)	(2)(3)(14)	Capital Equipment	SOFR	4.75%	9.05%	12/27/2024	12/27/2031		13,162	13,010	12,972	0.87
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.83%	10/7/2022	10/7/2029		157	153	157	0.01
Seahawk Bidco, LLC	(a)(b)(e)	(2)(3)(14)	Consumer Services	SOFR	4.75%	9.07%	12/19/2024	12/19/2031		28,058	27,823	27,899	1.87
Sigma Irish Acquico Limited (Ireland)	(d)	(2)(7)(14)	Diversified Financial Services	SOFR	5.25%	9.55%	3/19/2025	3/19/2032		6,815	6,646	6,663	0.45
Sigma Irish Acquico Limited (Ireland)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.23%	3/19/2025	3/19/2032		€3,979	4,253	4,605	0.31
SitusAMC Holdings Corporation	(b)(e)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.80%	5/14/2025	5/14/2031		27,692	27,556	27,554	1.85
Smarsh Inc.	(a)(b)(e)	(2)(3)(14)	Software	SOFR	4.75%	9.05%	2/18/2022	2/18/2029		4,547	4,486	4,573	0.31
Specialty Pharma III, Inc.	(b)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.58%	2/20/2025	3/31/2028		13,526	13,515	13,509	0.91
Speedstar Holding LLC	(b)(c)(e)	(2)(3)(14)	Auto Aftermarket & Services	SOFR	6.00%	10.29%	7/2/2024	7/22/2027		18,079	17,898	17,484	1.17
SPF Borrower, LLC	(a)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.55%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.70
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.80%	2/1/2024	2/1/2028		3,955	3,955	3,955	0.27
Spotless Brands, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	5.75%	10.05%	6/21/2022	7/25/2028		33,858	33,322	34,028	2.28
Tank Holding Corp.	(a)(b)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	5.75%	10.08%	3/31/2022	3/31/2028		24,814	24,565	24,016	1.61
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	10.33%	9/26/2024	3/31/2028		2,832	2,809	2,759	0.18
TCFI Aevex LLC	(b)(c)(e)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.33%	3/18/2020	3/18/2026		27,826	27,743	27,826	1.87
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.81%	9/17/2024	9/17/2031		20,716	20,441	20,549	1.38
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(14)	Energy: Electricity	CORRA	5.25%	7.17%	7/22/2024	7/22/2030	C$	9,293	6,608	6,713	0.45

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Tufin Software North America, Inc.	(a)(b)(c)(e)	(2)(3)(11)(14)	Software	SOFR	5.18%	9.50%	8/17/2022	8/17/2028	$30,396	$30,024	$30,221	2.03%
Turbo Buyer, Inc.	(b)(c)(e)	(2)(3)(14)	Auto Aftermarket & Services	SOFR	6.00%	10.30%	12/2/2019	6/1/2026	42,659	42,559	40,128	2.69
U.S. Legal Support, Inc.	(a)(b)(e)	(2)(3)(11)(14)	Business Services	SOFR	5.75%	10.05%	11/30/2018	5/31/2026	21,172	21,159	20,938	1.40
United Flow Technologies Intermediate Holdco II, LLC	(a)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.25%	9.56%	6/21/2024	6/21/2031	3,881	3,827	3,860	0.26
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)(14)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.57%	4/13/2020	4/13/2027	50,416	50,195	46,528	3.10
USR Parent Inc.	(e)	(2)(3)(10)	Retail	SOFR	7.60%	11.92%	4/22/2022	4/25/2027	2,402	2,392	2,369	0.16
Vensure Employer Services, Inc.	(a)(b)(c)(e)	(2)(14)	Business Services	SOFR	4.75%	9.04%	9/27/2024	9/27/2031	23,010	22,778	23,010	1.54
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(14)	Beverage & Food	SOFR	6.25% ( 100% PIK)	10.55%	10/29/2021	12/31/2028	16,770	16,627	12,667	0.85
World 50, Inc.	(b)(c)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.74%	3/22/2024	3/22/2030	18,901	18,568	18,798	1.26
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.03%	9/13/2021	9/13/2027	433	429	391	0.03
YLG Holdings, Inc.	(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	4.75%	9.05%	9/30/2020	12/23/2030	11,021	10,927	11,045	0.74
First Lien Debt Total										$2,042,166	$1,996,615	133.83%
Second Lien Debt (2.3% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.95%	9/30/2021	9/30/2028	$10,913	$10,832	$10,722	0.72%
AQA Acquisition Holdings, Inc.	(b)(e)	(2)(3)	High Tech Industries	SOFR	6.25%	10.53%	5/14/2021	3/3/2029	14,410	14,311	14,407	0.96
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,947	2,937	2,957	0.20
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,409	1,387	1,385	0.09
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.78%	10/28/2020	10/28/2028	14,820	14,616	12,327	0.83
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.78%	11/16/2020	11/2/2028	13,000	12,865	10,189	0.68
Second Lien Debt Total										$56,948	$51,987	3.48%

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (5.0% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	3/12/2025	4/15/2038	$3,500	$3,500	$3,422	0.23%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.39%	3/28/2025	4/20/2038	4,000	3,961	4,027	0.27
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.39%	11/18/2024	1/20/2038	1,250	1,250	1,254	0.08

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.64%	3/28/2025	7/22/2038	$4,670	$4,670	$4,680	0.31%
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	11/14/2024	10/17/2037	1,330	1,330	1,326	0.09
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	2/14/2025	4/20/2038	2,500	2,500	2,428	0.16
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	11/22/2024	1/22/2038	3,270	3,270	3,290	0.22
Arini European CLO IV DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.17%	8.11%	1/28/2025	1/15/2038	€2,500	2,631	2,964	0.20
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.09%	11/8/2024	10/15/2038	€1,750	1,876	2,074	0.14
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	11/20/2024	1/15/2038	1,275	1,275	1,278	0.09
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	12/20/2024	1/15/2038	5,000	5,000	4,961	0.33
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.09%	11/15/2024	1/22/2038	3,000	3,000	3,001	0.20
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	9.29%	2/20/2025	4/15/2038	3,000	3,000	2,914	0.20
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	11/18/2024	1/18/2038	3,000	3,000	3,027	0.20
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	3/11/2025	3/31/2038	4,000	4,000	3,981	0.27
CVC Cordatus Loan Fund X DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.35%	7.29%	1/24/2025	1/26/2038	€1,100	1,155	1,296	0.09
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	7.69%	12/12/2024	1/15/2038	€3,490	3,653	4,113	0.28
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	10.04%	3/21/2025	3/22/2038	2,500	2,500	2,525	0.17
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.94%	10/29/2024	10/20/2037	3,250	3,250	3,255	0.22
Empower CLO 2025-1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.90%	10.14%	5/15/2025	7/20/2038	4,000	4,000	4,030	0.27
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	10/18/2024	1/20/2038	2,190	2,190	2,235	0.15
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	10/31/2024	10/20/2037	3,375	3,375	3,399	0.23
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.09%	11/22/2024	1/15/2038	3,050	3,050	3,100	0.21
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	3/14/2025	4/16/2039	6,000	6,000	6,005	0.39
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	9.29%	1/30/2025	1/15/2038	1,500	1,500	1,461	0.10
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.39%	11/25/2024	1/15/2038	2,875	2,875	2,891	0.19
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	3/28/2025	4/20/2038	6,000	6,000	6,017	0.40
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	12/19/2024	1/20/2038	3,000	3,000	3,000	0.20
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	10.54%	11/5/2024	1/20/2038	2,000	2,000	1,961	0.13
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	10.29%	11/20/2024	1/15/2038	2,220	2,220	2,213	0.15
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.69%	11/25/2024	1/25/2038	1,970	1,970	1,986	0.13
Regatta XXIV Funding Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	9.44%	12/20/2024	1/20/2038	3,000	3,000	2,949	0.20
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.79%	11/26/2024	1/15/2037	2,860	2,860	2,875	0.19
Silver Point CLO 1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.54%	12/23/2024	1/20/2038	2,250	2,250	2,205	0.15
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	10.04%	11/25/2024	1/15/2038	2,200	2,200	2,219	0.15

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	9.44%	2/28/2025	4/15/2038	$1,500	$1,500	$1,492	0.10%
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	10.09%	2/13/2025	4/26/2038	1,670	1,670	1,644	0.11
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	7.79%	11/12/2024	1/15/2039	€4,380	4,640	5,165	0.35
Structured Credit Investments Total										$111,121	$112,663	7.55%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.9% of fair value)
48forty Intermediate Holdings, Inc.	(a)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,541	0.17
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,072	0.07
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	8,693	0.58
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	10	9,955	9,935	0.67
Buckeye Group Holdings, L.P.	(c)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	4,099	1,218	1,218	0.08
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	759	0.05
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.01
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	149	174	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,518	7,528	0.50
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	21,671	21,633	21,121	1.43
iRobot Corporation	(a)	(6)(7)(12)	Consumer Goods: Durable		3/11/2025	83	—	42	0.00
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	635	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.04
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	836	0.06
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	195	0.01
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	308	0.02
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,428	6,532	0.44
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	49	86	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	1,949	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,739	0.18
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,857	12,771	12,857	0.86

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	$933	$1,712	0.11%
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	641	641	835	0.06
Your.World HoldCo B.V. (Netherlands)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	1	4,016	4,497	0.30
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	542	0.04
Equity Investments Total							$81,976	$87,611	5.87%
Total investments—non-controlled/non-affiliated							$2,292,211	$2,248,876	150.74%
Total investments							$2,292,211	$2,248,876	150.74%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$36,796		€33,459	7/7/2025	$(2,630)
Forward Currency Contract	Barclays Bank PLC	$173		€151	8/15/2025	(6)
Forward Currency Contract	Barclays Bank PLC	$147	C$	204	8/15/2025	(2)
Forward Currency Contract	Barclays Bank PLC	$19,093		£14,487	8/15/2025	(796)
Forward Currency Contract	Barclays Bank PLC	$212		€184	11/17/2025	(7)
Forward Currency Contract	Barclays Bank PLC	$144	C$	198	11/17/2025	(2)
Forward Currency Contract	Barclays Bank PLC	$469		£356	2/13/2026	(20)
Forward Currency Contract	Barclays Bank PLC	$201		€174	2/17/2026	(7)
Forward Currency Contract	Barclays Bank PLC	$141	C$	194	2/17/2026	(2)
Forward Currency Contract	Barclays Bank PLC	$197		€169	5/15/2026	(7)
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	5/15/2026	(2)
Forward Currency Contract	Barclays Bank PLC	$407		£309	8/13/2026	(18)
Forward Currency Contract	Barclays Bank PLC	$194		€166	8/17/2026	(7)
Forward Currency Contract	Barclays Bank PLC	$137	C$	187	8/17/2026	(2)
Forward Currency Contract	Barclays Bank PLC	$199		€170	11/16/2026	(7)
Forward Currency Contract	Barclays Bank PLC	$136	C$	185	11/16/2026	(2)
Forward Currency Contract	Barclays Bank PLC	$382		£291	2/12/2027	(17)
Forward Currency Contract	Barclays Bank PLC	$183		€156	2/16/2027	(6)
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	2/16/2027	(2)
Forward Currency Contract	Barclays Bank PLC	$216		€183	5/17/2027	(7)
Forward Currency Contract	Barclays Bank PLC	$130	C$	176	5/17/2027	(2)
Forward Currency Contract	Barclays Bank PLC	$5,830	C$	7,900	8/4/2027	(107)
Forward Currency Contract	Barclays Bank PLC	$202		€171	8/16/2027	(6)
Forward Currency Contract	Barclays Bank PLC	$10,975		€9,266	10/25/2027	(360)
Forward Currency Contract	Barclays Bank PLC	$8,084		£6,181	10/29/2027	(378)
Total Derivative Instruments						$(4,402)
(a) Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (“SPV”), Carlyle Credit Solutions SPV2 LLC (“SPV2”), Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), CARS Lux Finance SPV S.à.r.l. (“CARS Lux Finance”) or CARS Lux Finance 2 SPV S.à r.l. (“CARS Lux Finance 2”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, CARS Lux Finance or CARS Lux Finance 2.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, the 2024-1 Issuer, CARS Lux Finance, or CARS Lux Finance 2.
(d) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CARS Lux Finance. Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, the 2024-1 Issuer or CARS Lux Finance 2.
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance, or CARS Lux Finance 2.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)
** Refer to Note 5, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2025, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. As of June 30, 2025, the reference rates for variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.15%, the daily SONIA at 4.21%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 1.94%, the 180-day EURIBOR at 2.05%, and the 30-day CORRA at 2.75%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $87,611, or 5.87% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of June 30, 2025.
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
(12)Represents a non-income producing security as of June 30, 2025.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of June 30, 2025, the aggregate fair value of these securities is $112,663 or 7.55% of the Company’s net assets.
(14)As of June 30, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$2,747	$(29)
AAH Topco., LLC	Delayed Draw	1.00	7,843	(71)
AArete Investment, LLC	Delayed Draw	1.00	3,256	(41)
AArete Investment, LLC	Revolver	0.50	1,302	(16)
Accession Risk Management Group, Inc.	Revolver	0.50	1,096	(2)
ADPD Holdings, LLC	Delayed Draw	1.00	2,249	(169)
Advanced Web Technologies Holding Company	Revolver	0.50	1,745	(8)
Alpine Acquisition Corp II	Revolver	0.50	695	(280)
AmpersCap LLC	Delayed Draw	1.00	1,731	(20)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	725	(5)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	(2)
Apex Companies Holdings, LLC	Delayed Draw	1.00	3,971	(14)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Applied Technical Services, LLC	Delayed Draw	2.00%	$882	$(6)
Applied Technical Services, LLC	Delayed Draw	1.00	1,634	(11)
Applied Technical Services, LLC	Revolver	0.50	2,941	(19)
Appriss Health, LLC	Revolver	0.50	4,542	(10)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	2
Artifact Bidco, Inc.	Revolver	0.35	123	1
Ascend Buyer, LLC	Revolver	0.50	2,148	(13)
Associations, Inc.	Delayed Draw	—	340	2
Associations, Inc.	Revolver	0.50	50	—
Athlete Buyer, LLC	Delayed Draw	1.00	1,798	(98)
Athlete Buyer, LLC	Revolver	0.50	97	(5)
Atlas US Finco, Inc.	Revolver	0.50	1143	(4)
Auditboard, Inc.	Delayed Draw	0.75	2,857	(25)
Auditboard, Inc.	Revolver	0.50	1,143	(10)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	7
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€3,696	(98)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	634	(16)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	921	—
Bingo Group Buyer, Inc.	Revolver	0.50	397	—
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€2,538	(52)
Bradyifs Holdings, LLC	Delayed Draw	1.00	302	1
Celerion Buyer, Inc.	Delayed Draw	1.00	249	1
Celerion Buyer, Inc.	Revolver	0.50	125	1
CircusTrix Holdings, LLC	Revolver	0.50	538	5
Cliffwater LLC	Revolver	0.50	3,465	7
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	10,445	(131)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(4)
Coupa Holdings, LLC	Delayed Draw	1.00	193	1
Coupa Holdings, LLC	Revolver	0.50	148	1
CST Holding Company	Revolver	0.50	235	1
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,840	(42)
Divisions Holding Corporation	Revolver	0.50	1,600	(16)
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,475	—
Dwyer Instruments, Inc.	Revolver	0.50	2,540	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(109)
Ellkay, LLC	Revolver	0.50	2,673	4
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£3,303	(136)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Espresso Bidco Inc.	Delayed Draw	0.50%	$4,281	$(41)
Espresso Bidco Inc.	Revolver	0.50	1,903	(18)
Essential Services Holding Corporation	Delayed Draw	1.00	149	(1)
Essential Services Holding Corporation	Revolver	0.50	82	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(4)
Excelitas Technologies Corp.	Revolver	0.38	1,164	—
Galileo Parent, Inc.	Revolver	0.50	1,650	(11)
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	624	—
GS AcquisitionCo, Inc.	Revolver	0.50	48	—
Gymspa (France)	Delayed Draw	1.80	€554	(20)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	39
Heartland Home Services, Inc.	Revolver	0.50	1,787	(61)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Holding Argon (France)	Delayed Draw	1.00	€5,054	(177)
Hoosier Intermediate, LLC	Revolver	0.38	2,400	(18)
HS Spa Holdings Inc.	Revolver	0.50	978	—
Icefall Parent, Inc.	Revolver	0.38	744	—
iCIMS, Inc.	Revolver	0.50	2,082	(51)
IG Investments Holdings, LLC	Revolver	0.50	325	1
IQN Holding Corp.	Delayed Draw	1.00	1,259	—
IQN Holding Corp.	Revolver	0.38	130	—
Kona Buyer, LLC	Delayed Draw	0.50	20,325	(102)
Kona Buyer, LLC	Revolver	0.50	902	(5)
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	3,693	(22)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,770	(17)
Lifelong Learner Holdings, LLC	Revolver	0.50	55	(7)
Material Holdings, LLC	Revolver	—	192	(30)
Maverick Acquisition, Inc.	Delayed Draw	1.00	223	—
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	1,334	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,866	—
Modernizing Medicine, Inc.	Revolver	0.50	1,099	(11)
Monarch Buyer, Inc.	Delayed Draw	0.50	9,618	(96)
Monarch Buyer, Inc.	Revolver	0.50	4,328	(43)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,642	(2)
NEFCO Holding Company LLC	Revolver	0.50	3,645	(4)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	3,000	(29)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
North Haven Fairway Buyer, LLC	Revolver	0.50%	$1,099	$(11)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(57)
Oak Purchaser, Inc.	Revolver	0.50	467	(6)
Optimizely North America Inc.	Revolver	0.50	1,364	(5)
Oranje Holdco, Inc.	Revolver	0.50	503	—
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£940	(16)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£24	—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,057	(35)
PDI TA Holdings, Inc	Revolver	0.50	351	(3)
Pestco Intermediate, LLC	Delayed Draw	1.00	790	(7)
Pestco Intermediate, LLC	Revolver	0.50	251	1
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	5,267	(7)
PPV Intermediate Holdings, LLC	Revolver	0.50	547	(1)
Prophix Software Inc. (Canada)	Delayed Draw	—	1,118	(4)
Prophix Software Inc. (Canada)	Revolver	0.50	2,229	(9)
Propio LS, LLC	Revolver	0.50	326	(3)
PXO Holdings I Corp.	Revolver	0.50	542	(11)
QBS Parent, Inc.	Delayed Draw	—	12,283	(45)
QBS Parent, Inc.	Revolver	0.50	4,279	(16)
Radwell Parent, LLC	Delayed Draw	0.50	862	(9)
Radwell Parent, LLC	Revolver	0.38	244	(3)
RFS Opco LLC	Delayed Draw	—	4,046	(20)
Rialto Management Group, LLC	Revolver	0.50	361	(2)
Rotation Buyer, LLC	Delayed Draw	1.00	2,257	(27)
Rotation Buyer, LLC	Revolver	0.50	775	(9)
SCP Eye Care HoldCo, LLC	Revolver	0.50	19	—
Seahawk Bidco, LLC	Delayed Draw	1.00	4,529	(20)
Seahawk Bidco, LLC	Revolver	0.50	2,333	(11)
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50	1,912	(33)
Smarsh Inc.	Delayed Draw	1.00	816	4
Smarsh Inc.	Revolver	0.50	351	2
Speedstar Holding LLC	Delayed Draw	1.00	1,789	(54)
SPF Borrower, LLC	Revolver	0.50	403	—
Spotless Brands, LLC	Revolver	0.50	438	2
Tank Holding Corp.	Revolver	0.38	828	(26)
The Chartis Group, LLC	Delayed Draw	1.00	6,373	(35)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
The Chartis Group, LLC	Revolver	0.50%		$3,187	$(18)
Total Power Limited (Canada)	Delayed Draw	0.50	C$	824	(8)
Total Power Limited (Canada)	Revolver	0.50	C$	933	(9)
Tufin Software North America, Inc.	Revolver	0.50		2,820	(15)
Turbo Buyer, Inc.	Revolver	0.50		538	(32)
U.S. Legal Support, Inc.	Revolver	0.50		709	(8)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		7	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		279	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		2,318	—
Wineshipping.com LLC	Delayed Draw	—		1,844	(401)
Wineshipping.com LLC	Revolver	0.50		238	(52)
World 50, Inc.	Revolver	0.50		860	(4)
YLG Holdings, Inc.	Delayed Draw	0.50		743	1
YLG Holdings, Inc.	Revolver	0.50		258	1
Total unfunded commitments				$273,708	$(3,180)
The type of investments as of June 30, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,042,166	$1,996,615	88.8%
Second Lien Debt	56,948	51,987	2.3
Equity Investments	81,976	87,611	3.9
Structured Credit Investments	111,121	112,663	5.0
Total	$2,292,211	$2,248,876	100.0%
The rate type of debt investments as of June 30, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,205,812	$2,156,822	99.8%
Fixed Rate	4,423	4,443	0.2
Total	$2,210,235	$2,161,265	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)
The industry composition of investments as of June 30, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$71,858	$54,715	2.4%
Auto Aftermarket & Services	83,074	78,885	3.5
Beverage & Food	16,901	12,667	0.6
Business Services	231,539	231,423	10.3
Capital Equipment	92,250	95,024	4.2
Chemicals, Plastics & Rubber	35,442	35,121	1.6
Construction & Building	85,037	82,831	3.7
Consumer Goods: Durable	4,791	2,797	0.1
Consumer Goods: Non-Durable	4,611	4,694	0.2
Consumer Services	198,976	192,717	8.6
Containers, Packaging & Glass	101,520	92,533	4.1
Diversified Financial Services	208,296	210,885	9.4
Energy: Electricity	8,106	8,215	0.4
Energy: Oil & Gas	34,558	34,690	1.5
Environmental Industries	90,318	87,102	3.9
Healthcare & Pharmaceuticals	248,339	252,045	11.2
High Tech Industries	91,663	91,860	4.1
Leisure Products & Services	117,123	117,987	5.2
Media: Diversified & Production	39,504	40,982	1.8
Retail	18,854	18,935	0.8
Software	288,700	289,079	12.9
Sovereign & Public Finance	79	81	0.0
Structured Credit	111,121	112,663	5.0
Telecommunications	34,179	33,948	1.5
Transportation: Cargo	41,607	32,460	1.4
Utilities: Water	8,085	8,596	0.4
Wholesale	25,680	25,941	1.2
Total	$2,292,211	$2,248,876	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)
The geographical composition of investments as of June 30, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,231	$2,249	0.1%
Bermuda	2,860	2,875	0.1
Canada	129,013	133,232	5.9
Cayman Islands	90,806	90,717	4.0
France	25,039	25,999	1.2
Ireland	24,854	26,880	1.2
Italy	15,664	17,434	0.8
Luxembourg	79,457	77,891	3.5
Netherlands	11,708	12,236	0.5
Spain	7,518	7,628	0.3
Sweden	1,168	308	0.0
United Kingdom	65,705	69,680	3.1
United States	1,836,188	1,781,747	79.3
Total	$2,292,211	$2,248,876	100.0%
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)(14)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	$—	$(25)	$(25)	0.00%
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	11.21%	6/4/2024	6/4/2031	€3,303	3,486	3,327	0.22
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.25%	12.75%	6/4/2024	6/4/2031	5,341	5,189	5,194	0.35
Bingo Group Buyer, Inc.	(a)(b)(e)	(2)(3)(14)	Environmental Industries	SOFR	5.00%	9.33%	7/10/2024	7/10/2031	3,446	3,389	3,496	0.23
Birsa S.p.A. (Italy)	(a)	(2)(7)(14)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.58%	7/2/2024	6/30/2031	€1,586	1,595	1,547	0.10
BlueCat Networks, Inc. (Canada)	(a)(b)(e)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.40%	8/8/2022	8/8/2028	26,437	26,081	26,015	1.74
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.83%	9/30/2019	9/30/2026	28,456	28,239	27,459	1.84
Bradyifs Holdings, LLC	(c)(e)	(2)(3)(14)	Wholesale	SOFR	5.00%	9.52%	10/31/2023	10/31/2029	15,415	15,142	15,467	1.04
Celerion Buyer, Inc.	(c)(e)	(2)(3)(14)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.53%	11/3/2022	11/3/2029	2,399	2,356	2,379	0.16
Chemical Computing Group ULC (Canada)	(a)(b)(e)	(2)(3)(7)(11)(14)	Software	SOFR	4.50%	8.96%	8/30/2018	8/30/2025	11,725	11,721	11,725	0.79
CircusTrix Holdings, LLC	(a)(e)	(2)(3)(14)	Leisure Products & Services	SOFR	6.50%	10.86%	7/18/2023	7/14/2028	9,676	9,482	9,808	0.66
Comar Holding Company, LLC	(b)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2018	6/18/2026	46,307	46,268	41,880	2.81
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	14.10%	7/30/2023	7/30/2028	1,774	1,750	1,791	0.12
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)(14)	High Tech Industries	SOFR	6.00%	10.54%	5/22/2024	5/22/2029	15,173	14,773	14,724	0.99
Cority Software Inc. (Canada)	(a)(b)(c)(e)	(2)(3)(7)(14)	Software	SOFR	4.75%	9.34%	7/2/2019	7/2/2026	60,979	60,654	60,856	4.08
Coupa Holdings, LLC	(c)(e)	(2)(3)(14)	Software	SOFR	5.50%	10.09%	2/27/2023	2/28/2030	2,149	2,098	2,182	0.15
CST Holding Company	(c)(e)	(2)(3)(11)(14)	Consumer Goods: Non-Durable	SOFR	5.00%	9.36%	11/1/2022	11/1/2028	2,442	2,385	2,445	0.16
Dance Midco S.a.r.l. (United Kingdom)	(a)	(2)(14)	Media: Diversified & Production	EURIBOR	5.50%	8.54%	10/25/2024	10/25/2031	€10,366	10,896	10,526	0.71
DCA Investment Holding LLC	(b)(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.73%	3/11/2021	4/3/2028	11,949	11,857	11,464	0.77
Denali Midco 2, LLC	(c)(e)	(2)(3)	Consumer Services	SOFR	5.25%	9.61%	9/15/2022	12/22/2028	8,423	8,265	8,359	0.56
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	10.09%	8/4/2020	8/4/2030	636	627	642	0.04
Dwyer Instruments, Inc.	(c)(e)	(2)(3)(11)(14)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2021	7/21/2029	24,819	24,534	24,819	1.66
Eliassen Group, LLC	(b)(e)	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2022	4/14/2028	21,170	20,975	20,827	1.40
Ellkay, LLC	(c)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.55%	9/14/2021	9/14/2027	14,032	13,878	12,278	0.82

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Appriss Health, LLC	(a)	(6)	Healthcare & Pharmaceuticals	11.00% (100% PIK)	5/6/2021	1	$626	$614	0.04%
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	5,114	0.34
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	9	9,338	9,336	0.63
Buckeye Group Holdings, L.P.	(c)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	4,099	1,218	1,218	0.08
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	410	—	—	—
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	735	0.05
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.01
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	137	145	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	86	0.01
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,513	7,513	0.50
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	20,577	20,496	19,942	1.34
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	625	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.04
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	766	0.05
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	237	0.02
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	199	0.01
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,428	6,742	0.45
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	49	89	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	1,955	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	3,485	0.23
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,031	11,932	12,031	0.81
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,274	0.09
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	0	0	0.00
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	640	819	0.05
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	548	0.04
Equity Investments Total							$73,376	$75,313	5.05%
Total investments—non-controlled/non-affiliated							$2,008,800	$1,951,269	130.74%
Total investments							$2,008,800	$1,951,269	130.74%

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
(a) Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (“SPV”), Carlyle Credit Solutions SPV2 LLC (“SPV2”), Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”) or CARS Lux Finance SPV S.à r.l. (“CARS Lux Finance”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer or CARS Lux Finance.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, the 2024-1 Issuer or CARS Lux Finance.
(d) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CARS Lux Finance. Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, or the 2024-1 Issuer.
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2 or CARS Lux Finance.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2024, the aggregate fair value of these securities is $75,313, or 5.54% of the Company’s net assets.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Bingo Group Buyer, Inc.	Revolver	0.50%	$397	$4
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€2,538	(55)
Bradyifs Holdings, LLC	Delayed Draw	1.00	354	1
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(2)
Celerion Buyer, Inc.	Revolver	0.50	125	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	215	3
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	14,827	(222)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(6)
Coupa Holdings, LLC	Delayed Draw	1.50	193	3
Coupa Holdings, LLC	Revolver	0.50	148	2
CST Holding Company	Revolver	0.50	235	—
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€3,295	(48)
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,475	—
Dwyer Instruments, Inc.	Revolver	0.50	2,947	—
Ellkay, LLC	Revolver	0.50	1,071	(124)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	93	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(6)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	—
Excelitas Technologies Corp.	Revolver	0.50	1,164	(7)
FPG Intermediate Holdco, LLC	Delayed Draw	—	11	(4)
Galileo Parent, Inc.	Revolver	0.50	2,612	—
Greenhouse Software, Inc.	Revolver	0.50	2,204	13
GS AcquisitionCo, Inc.	Delayed Draw	0.50	29	—
GS AcquisitionCo, Inc.	Revolver	0.50	52	—
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	45
Heartland Home Services, Inc.	Revolver	0.50	2,056	(94)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50	326	—
HS Spa Holdings Inc.	Revolver	0.50	988	6
Icefall Parent, Inc.	Revolver	0.50	744	(1)
iCIMS, Inc.	Revolver	0.50	1,960	(35)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.50	297	—
Kaseya, Inc.	Delayed Draw	1.00	853	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Kaseya, Inc.	Revolver	0.50%	$1,541	$—
Lifelong Learner Holdings, LLC	Revolver	0.50	84	(7)
LVF Holdings, Inc.	Revolver	0.38	1,733	—
Material Holdings, LLC	Revolver	1.00	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	355	(5)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,642	(4)
NEFCO Holding Company LLC	Revolver	0.50	4,224	(10)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	3,897	(37)
North Haven Fairway Buyer, LLC	Revolver	0.50	909	—
Oak Purchaser, Inc.	Delayed Draw	0.50	1,349	(23)
Oak Purchaser, Inc.	Revolver	0.50	584	(9)
Optimizely North America Inc.	Revolver	0.50	1,364	(8)
Oranje Holdco, Inc.	Revolver	0.50	503	4
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£940	(11)
PAM Bidco Limited (United Kingdom)	Delayed Draw	3.23	£32	—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,668	(43)
PDI TA Holdings, Inc	Delayed Draw	0.50	233	—
PDI TA Holdings, Inc	Revolver	0.50	232	—
Pestco Intermediate, LLC	Delayed Draw	1.00	790	(9)
Pestco Intermediate, LLC	Revolver	0.50	251	3
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	8,696	—
Prophix Software Inc. (Canada)	Delayed Draw	—	1,468	(6)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	(10)
PXO Holdings I Corp.	Revolver	0.50	460	—
QBS Parent, Inc.	Revolver	0.38	1,010	(5)
QNNECT, LLC	Delayed Draw	1.00	188	1
Quantic Electronics, LLC	Revolver	0.50	644	—
Radwell Parent, LLC	Delayed Draw	0.50	880	(7)
Radwell Parent, LLC	Revolver	0.38	279	(2)
Rialto Management Group, LLC	Revolver	0.50	361	(4)
Rotation Buyer, LLC	Delayed Draw	1.00	3,005	(30)
Rotation Buyer, LLC	Revolver	0.50	1,166	(12)
SCP Eye Care HoldCo, LLC	Revolver	0.50	19	—
Seahawk Bidco, LLC	Delayed Draw	1.00	7,776	(58)
Seahawk Bidco, LLC	Revolver	0.50	2,333	(17)

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
As of June 30, 2025
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
On September 11, 2017 (“Commencement”), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”). Commencing December 1, 2024, the Company has been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the net asset value (“NAV”) per share of the Company’s shares (“Shares”) of common stock, par value $0.01 per share, as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request, including the full subscription amount, must be received, together with a completed subscription agreement, at least five business days prior to the first day of the month (unless waived by the Investment Adviser). The Company and the Investment Adviser have received an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion.
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
Carlyle Credit Solutions SPV LLC (“SPV”) is a Delaware limited liability company that was formed on January 28, 2019. SPV, which invests in first and second lien senior secured loans, is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
Carlyle Credit Solutions SPV 2 LLC (“SPV2,” and collectively with SPV, the “SPVs”) is a Delaware limited liability company that was formed on March 10, 2020. SPV2, which invests in first and second lien senior secured loans, is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
CARS Lux S.à.r.l. is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg that became a wholly owned subsidiary of the Company on July 23, 2024. On June 6, 2025, CARS Lux S.à.r.l. formally changed its legal name to CARS Lux Finance SPV S.à r.l. (“CARS Lux Finance”), which did not impact the operations, accounting treatment, or tax status of the entity. This change was administrative in nature and did not result in any modification to the entity’s capital structure, governing documents, legal form, ownership, or its functional role within the consolidated group. CARS Lux Finance invests in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements starting from July 23, 2024.
CARS Lux Master S.à r.l. (“CARS Lux Finance 2” and together with the CARS Lux Finance, the SPVs and the 2024-1 Issuer, the “Subsidiaries”) is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg that became a wholly owned subsidiary of the Company on June 6, 2025. CARS Lux Finance 2 invests in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements starting from June 6, 2025. On July 3, 2025, CARS Lux Finance 2 formally changed its legal name to CARS Lux Finance 2 SPV S.à r.l., which did not impact the operations, accounting treatment, or tax status of the entity. This change was administrative in nature and did not result in any modification to the entity’s capital structure, governing documents, legal form, ownership, or its functional role within the consolidated group.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The

unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted, which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 5, Derivative Instruments, to these unaudited consolidated financial statements for further information.

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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with four large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2025 and December 31, 2024, the Company held restricted cash balances of $65,551 and $58,745, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of June 30, 2025 and December 31, 2024, the Company held $1,043 and $2,993, respectively, in restricted cash denominated in a foreign currency. As of June 30, 2025 and December 31, 2024, the cost of foreign currencies was $3,114 and $4,408, respectively. As of June 30, 2025 and December 31, 2024, the fair value of foreign currencies was $3,165 and $4,407, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2025 and December 31, 2024, the fair value of the loans in the portfolio with PIK provisions was $296,075 and $340,092, respectively, which represents approximately 13.2% and 17.4%, respectively, of total investments at fair value. For the three and six months ended June 30, 2025, the Company earned $4,716 and $10,167 in PIK income, respectively. For the three and six months ended June 30, 2024, the Company earned $4,307 and $8,237 in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2025, the Company earned $1,336 and $2,287, respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees. For the three and six months ended June 30, 2024, the Company earned $923 and $2,893, respectively, in other income, primarily from amendment fees and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the fair value of investments on non-accrual status was $46,607 and $10,487, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2025 and December 31, 2024 and for the periods then ended.
Credit Facilities and Debt Securitization — Related Costs, Expenses and Deferred Financing Costs
The Credit Facilities and the 2024-1 Debt, each as defined within Note 6, Borrowings to these unaudited consolidated financial statements, are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2024-1 Debt. Amortization of debt issuance costs for the 2024-1 Debt is computed on the effective yield method over the term of the 2024-1 Debt. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the 2024-1 Debt in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 6, Borrowings, to these unaudited consolidated financial statements for additional information regarding the Company’s financing activity.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2025, the Company incurred $511 and $1,009, respectively, in excise tax expense. For the three and six months ended June 30, 2024, the Company incurred $460 and $841, respectively, in excise tax expense.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; (iii) the Investment Adviser engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of June 30, 2025 and audited consolidated financial statements as of December 31, 2024.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025 and 2024, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,996,615	$1,996,615
Second Lien Debt	—	—	51,987	51,987
Equity Investments	—	—	87,611	87,611
Structured Credit Investments	—	—	112,663	112,663
Total Investments	$—	$—	$2,248,876	$2,248,876
Derivative Assets(1)	—	—	—	—
Liabilities
Derivative Liabilities(1)	—	(4,402)	—	(4,402)
Total				$2,244,474

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,720,761	$1,720,761
Second Lien Debt	—	—	92,724	92,724
Equity Investments	—	—	75,313	75,313
Structured Credit Investments	—	—	62,471	62,471
Total Investments	$—	$—	$1,951,269	$1,951,269
Derivative Assets(1)	—	3,772	—	3,772
Liabilities
Derivative Liabilities(1)	—	—	—	—
Total				$1,955,041
(1)As of June 30, 2025 and December 31, 2024, derivative assets and liabilities include forward currency contracts.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,717,548	$91,361	$82,364	$106,797	$1,998,070
Purchases	377,653	592	1,556	4,000	383,801
Sales	(269)	—	—	—	(269)
Paydowns	(102,615)	(38,144)	—	—	(140,759)
Accretion of discount	2,092	717	38	(2)	2,845
Net realized gains (losses)	13	—	—	—	13
Net change in unrealized appreciation (depreciation)	2,193	(2,539)	3,653	1,868	5,175
Balance, end of period	$1,996,615	$51,987	$87,611	$112,663	$2,248,876
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$2,575	$(1,858)	$3,653	$1,868	$6,238

	Financial Assets
	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Purchases	548,775	1,893	9,161	48,584	608,413
Sales	(324)	(2,599)	(668)	—	(3,591)
Paydowns	(271,172)	(38,180)	—	—	(309,352)
Accretion of discount	4,999	781	78	3	5,861
Net realized gains (losses)	62	(18,011)	29	—	(17,920)
Net change in unrealized appreciation (depreciation)	(6,486)	15,379	3,698	1,605	14,196
Balance, end of period	$1,996,615	$51,987	$87,611	$112,663	$2,248,876
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(8,003)	$(1,980)	$3,686	$1,605	$(4,692)

	Financial Assets
	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,581,711	$153,474	$62,727	$1,797,912
Purchases	49,435	2,961	1,152	53,548
Sales	(24,873)	—	(78)	(24,951)
Paydowns	(96,899)	(25,836)	—	(122,735)
Accretion of discount	1,846	406	32	2,284
Net realized gains (losses)	(1,850)	—	78	(1,772)
Net change in unrealized appreciation (depreciation)	(1,284)	(4,206)	(343)	(5,833)
Balance, end of period	$1,508,086	$126,799	$63,568	$1,698,453
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(3,665)	$(4,204)	$(343)	$(8,212)

	Financial Assets
	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,572,751	$186,479	$61,088	$1,820,318
Purchases	125,400	3,367	7,697	136,464
Sales	(37,521)	—	(1,480)	(39,001)
Paydowns	(156,698)	(60,753)	(2,739)	(220,190)
Accretion of discount	3,877	901	133	4,911
Net realized gains (losses)	(43,172)	—	1,042	(42,130)
Net change in unrealized appreciation (depreciation)	43,449	(3,195)	(2,173)	38,081
Balance, end of period	$1,508,086	$126,799	$63,568	$1,698,453
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(476)	$(2,802)	$(834)	$(4,112)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2025 and December 31, 2024:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	June 30, 2025			Low	High
Investments in First Lien Debt	$1,783,844	Discounted Cash Flow	Discount Rate	6.80%	22.66%	10.26%
	114,002	Consensus Pricing	Indicative Quotes	97.00%	99.50%	98.84%
	98,769	Income Approach	Discount Rate	11.47%	14.55%	11.99%
		Market Approach	Comparable Multiple	8.75x	11.29x	10.10x
Total First Lien Debt	1,996,615
Investments in Second Lien Debt	51,987	Discounted Cash Flow	Discount Rate	10.32%	19.22%	14.64%
Total Second Lien Debt	51,987
Investments in Structured Credit	112,663	Consensus Pricing	Indicative Quotes	97.11%	102.05%	99.91%
Total Structured Credit Investments	112,663
Investments in Equity	49,626	Income Approach	Discount Rate	12.34%	16.16%	13.48%
	37,985	Market Approach	Comparable Multiple	6.65x	21.25x	13.56x
Total Equity Investments	87,611
Total Level 3 Investments	$2,248,876

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,458,326	Discounted Cash Flow	Discount Rate	7.22%	21.50%	11.19%
	143,365	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.87%
	119,070	Income Approach	Discount Rate	10.65%	14.61%	11.49%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.55x
Total First Lien Debt	1,720,761
Investments in Second Lien Debt	65,054	Discounted Cash Flow	Discount Rate	10.40%	17.03%	12.80%
	25,128	Consensus Pricing	Indicative Quotes	88.33%	99.75%	94.53%
	2,542	Income Approach	Discount Rate	14.33%	14.33%	14.33%
Total Second Lien Debt	92,724
Investments in Structured Credit	62,471	Consensus Pricing	Indicative Quotes	99.96%	102.20%	100.23%
Total Structured Credit Investments	62,471
Investments in Equity	43,143	Income Approach	Discount Rate	12.34%	14.61%	13.18%
	32,170	Market Approach	Comparable Multiple	6.25x	17.09x	11.06x
Total Equity Investments	75,313
Total Level 3 Investments	$1,951,269
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities and 2024-1 Debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
SPV Credit Facility	$291,407	$291,407	$164,732	$164,732
SPV2 Credit Facility	252,000	252,000	55,000	55,000
2024-1 Aaa/AAA Class A-1 Notes	92,500	92,594	92,500	92,584
2024-1 Aaa/AAA Class A-L1 Notes	104,000	104,106	104,000	103,995
2024-1 Aaa/AAA Class A-L2 Notes	50,000	50,051	50,000	49,998
2024-1 Aaa/AAA Class A-2 Notes	17,000	17,102	17,000	16,999
2024-1 Aaa/AAA Class B Notes	25,500	25,514	25,500	25,588
Total	$832,407	$832,774	$508,732	$508,896
The carrying values of the secured borrowings under the Credit Facilities generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
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
Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Base management fees	$3,567	$2,505	$7,255	$5,151
Incentive fees	5,152	4,509	10,118	9,430
Total base management fees and incentive fees	$8,719	$7,014	$17,373	$14,581
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2025 and 2024, there were no accrued or realized capital gains incentive fees.
As of June 30, 2025 and December 31, 2024, $8,719 and $8,738, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2025, the Company incurred $334 and $593, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2024, the Company incurred $500 and $965, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $353 and $1,504, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2025, the Company incurred $348 and $507, respectively, in fees under the State Street Sub-Administration Agreement. For the three and six months ended June 30, 2024, the Company incurred $226 and $429, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $496 and $229, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and six months ended June 30, 2025 and 2024, TCG had no placement fees accrued from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2025, the Company incurred $104 and $190, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. For the three and six months ended June 30, 2024, the Company incurred $83 and $168, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, no fees or expenses associated with its directors were payable.
5. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of June 30, 2025 and December 31, 2024.

As of June 30, 2025
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$6,935	C$	9,412	$(123)
Barclays Bank PLC	$49,548		€44,249	(3,050)
Barclays Bank PLC	$28,435		£21,624	(1,229)
				$(4,402)

As of December 31, 2024
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$6,882	C$	9,561	$222
Barclays Bank PLC	$58,036		€53,441	2,606
Barclays Bank PLC	$27,658		£21,345	944
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
The following table is intended to provide additional information about the effect of the forward currency contracts on the unaudited consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of June 30, 2025 and December 31, 2024. Refer to Note 3, Fair Value

Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments.

As of June 30, 2025
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$—	$(4,402)	$(4,402)	$—	$(4,402)

As of December 31, 2024
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$3,772	$—	$3,772	$—	$3,722
6. BORROWINGS
SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2025 and December 31, 2024, asset coverage was 279.2% and 393.4%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025	December 31, 2024
SPV Credit Facility	$291,407	$164,732
SPV2 Credit Facility	252,000	55,000
2024-1 Debt	289,000	289,000
Total principal amount outstanding	832,407	508,732
Less: unamortized debt issuance costs	(1,997)	(2,077)
Total carrying value	$830,410	$506,655
SPV Credit Facility
SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender on April 1, 2019, which was most recently amended and restated on December 12, 2024, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $300,000 as of June 30, 2025, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The total commitments of $300,000 will be subject to increases of $100,000 on December 12, 2025 and $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. The SPV Credit Facility has a revolving period through October 15, 2026, and a maturity date of April 3, 2028, with one one-year extension option, subject to SPV’s and the lender’s consent. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.35% (2.54% prior to the December 12, 2024 amendment) per year. SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of SPV.

Below is a summary of the borrowings and repayments under the SPV Credit Facility for the three and six months ended June 30, 2025 and 2024, and the outstanding balances under the SPV Credit Facility for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding borrowings, beginning of period	$186,112	$452,164	$164,732	$424,447
Borrowings	147,525	73,187	292,444	169,229
Repayments	(49,000)	(123,000)	(174,649)	(190,000)
Foreign currency translation	6,770	(277)	8,880	(1,602)
Outstanding borrowings, end of period	$291,407	$402,074	$291,407	$402,074
The SPV Credit Facility consisted of the following as of June 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
June 30, 2025	$300,000	$291,407	$8,593	$8,593
December 31, 2024	$300,000	$164,732	$135,268	$135,268
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2025 and 2024, the components of interest expense and credit facility fees of the SPV Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$3,833	$7,585	$6,423	$15,429
Facility unused commitment fee	98	889	355	1,968
Amortization of deferred financing costs	229	223	450	455
Total interest expense and credit facility fees	$4,160	$8,697	$7,228	$17,852
Cash paid for interest expense and credit facility fees	$2,236	$9,130	$4,067	$17,966
Weighted average debt principal outstanding	$249,629	$392,049	$206,561	$398,974
Weighted average interest rate(1)	6.07%	7.65%	6.18%	7.65%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of June 30, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the SPV Credit Facility were as follows:

	As of
	June 30, 2025	December 31, 2024
Interest expense payable	$3,806	$740
Unused commitment fees payable	97	331
Interest and credit facility fees payable	$3,903	$1,071
Weighted average interest rate	5.97%	6.72%
SPV2 Credit Facility
SPV2 entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility”, together with the SPV Credit Facility, the “Credit Facilities”) with a lender on May 13, 2020, which was most recently amended and restated on October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of June 30, 2025, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit

Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Below is a summary of the borrowings and repayments under the SPV2 Credit Facility for the three and six months ended June 30, 2025 and 2024, and the outstanding balances under the SPV2 Credit Facility for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding borrowings, beginning of period	$137,500	$330,300	$55,000	$330,300
Borrowings	139,500	—	222,000	—
Repayments	(25,000)	—	(25,000)	—
Outstanding borrowings, end of period	$252,000	$330,300	$252,000	$330,300
The SPV2 Credit Facility consisted of the following as of June 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
June 30, 2025	$550,000	$252,000	$298,000	$77,776
December 31, 2024	$550,000	$55,000	$495,000	$226,179
(1)The unused portion is the amount upon which commitment fees are based.
(2)Amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2025 and 2024, the components of interest expense and credit facility fees of the SPV2 Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$3,260	$6,575	$5,177	$13,156
Facility unused commitment fee	231	139	672	278
Amortization of deferred financing costs	230	224	458	448
Total interest expense and credit facility fees	$3,721	$6,938	$6,307	$13,882
Cash paid for interest expense and credit facility fees	$2,550	$4,051	$4,638	$14,199
Weighted average debt principal outstanding	$185,011	$330,300	$148,624	$330,300
Weighted average interest rate(1)	6.97%	7.87%	6.93%	7.88%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of June 30, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the SPV2 Credit Facility were as follows:

	As of
	June 30, 2025	December 31, 2024
Interest expense payable	$1,788	$754
Unused commitment fees payable	94	237
Interest and credit facility fees payable	$1,882	$991
Weighted average interest rate	6.85%	7.14%
Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and were scheduled to mature in October 2037. As of June 30, 2025, the Company retained $59,500 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the

Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt and the principal amount and carrying value as of June 30, 2025 and December 31, 2024:

				As of
2024-1 Debt Tranche(1)	Credit Rating	Reference Rate	Spread	June 30, 2025	December 31, 2024
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,997)	(2,077)
Total Carrying Value				$287,003	$286,923
(1)Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, and accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
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
Pursuant to the Collateral Management Agreement, the 2024-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2024-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2024-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2024-1 Issuer for the three and six months ended June 30, 2025. Any such waived fees may not be recaptured by the Investment Adviser.
As of June 30, 2025, the 2024-1 Debt was secured by 112 investments with a total fair value of $419,286 and cash of $13,979. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2024-1 Debt.

For the three and six months ended June 30, 2025, the components of interest expense and credit facility fees on the 2024-1 Debt were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest expense	$3,989	$8,747
Amortization of deferred financing costs and debt issuance costs	40	80
Total interest expense and credit facility fees	$4,029	$8,827
Cash paid for interest expense and credit facility fees	$10,776	$10,776

Weighted average debt principal outstanding	$289,000	$289,000
Weighted average interest rate(1)	5.52%	6.08%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of June 30, 2025 and December 31, 2024, $3,190 and $4,042, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of June 30, 2025 and December 31, 2024, the weighted average interest rate was 6.02% and 6.35%, respectively, based on benchmark rates.
7. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2025 and December 31, 2024:

	As of
Payment Due by Period	June 30, 2025	December 31, 2024
Less than one year	$—	$—
1-3 years	291,407	—
3-5 years	—	164,732
More than 5 years	541,000	344,000
Total	$832,407	$508,732
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2025 and audited consolidated financial statements as of December 31, 2024 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	June 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$171,953	$102,427
Unfunded revolving loan commitments	101,755	74,513
Total unfunded commitments	$273,708	$176,940
8. NET ASSETS
The Company has the authority to issue 200,000,000 Shares of common stock, par value $0.01 per share, of which 78,099,761 and 76,812,863 were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. The Company and the Investment Adviser have received an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion.

Share Issuances
New Continuous Offering
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the six months ended June 30, 2025 and 2024:

	Shares Issued	Proceeds Received
For the six months ended June 30, 2024
January 5, 2024	1,293,638	$25,213
April 3, 2024	701,357	13,852
Total	1,994,995	$39,065
For the six months ended June 30, 2025
January 1, 2025	640,973	$12,454
February 1, 2025	592,986	11,534
March 1, 2025	191,543	3,718
April 1, 2025	343,968	6,615
May 1, 2025	284,021	5,413
June 1, 2025	294,504	5,622
Total	2,347,995	$45,356
On July 1, 2025, the Company accepted subscriptions in the amount of $7,881 with 412,605 Shares issued as of such date.
Dividend Reinvestment
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during six months ended June 30, 2025 and 2024.

	Shares Issued	Total Consideration
Six Months Ended June 30, 2024
January 29, 2024	43,547	$849
April 19, 2024	47,662	934
Total	91,209	$1,783
Six Months Ended June 30, 2025
January 17, 2025	72,192	$1,403
February 18, 2025	67,606	1,315
March 18, 2025	68,955	1,338
April 29, 2025	73,790	1,419
May 30, 2025	70,167	1,337
June 27, 2025	72,328	1,381
Total	425,038	$8,193
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. The most recent Qualifying Tender was the Quarterly Tender Offer that commenced on June 20, 2025, with a cash payment date of July 29, 2025.
The following summarizes the results of the Quarterly Tender Offers completed during the six months ended June 30, 2025, and June 30, 2024:

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 31, 2025	3.5%	$19.43	December 31, 2024	$16,063	826,938	1.1%
April 28, 2025	3.5%	$19.23	March 31, 2025	$12,674	659,197	0.8%
July 29, 2025	3.5%	$19.10	June 30, 2025	$34,036	1,782,012	2.3%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 11, 2024	3.5%	$19.60	December 31, 2023	$59,799	3,050,962	5.4%	(5)
May 10, 2024	3.5%	$19.81	March 31, 2024	$53,405	2,695,879	4.9%	(6)
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
(5)Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 1,109,441 shares in the Quarterly Tender Offer that had a December 31, 2023 Repurchase Pricing Date, representing approximately 2.0% of its common stock outstanding as of September 30, 2023.
(6)Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 726,073 shares in the Quarterly Tender Offer that had a March 31, 2024 Repurchase Pricing Date, representing approximately 1.3% of its common stock outstanding as of December 31, 2023.
The following tables summarize capital activity during the three and six months ended June 30, 2025:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2025	77,620,179	$776	$1,564,930	$45,271	$(65,145)	$(53,451)	$1,492,381
Common stock issued	922,493	9	17,641	—	—	—	17,650
Dividend reinvestment	216,285	3	4,133	—	—	—	4,136
Repurchase of common stock	(659,196)	(7)	(12,667)	—	—	—	(12,674)
Net investment income (loss)	—	—	—	36,085	—	—	36,085
Net realized gain (loss)	—	—	—	—	(4,520)	—	(4,520)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(3,082)	(3,082)
Dividends declared	—	—	—	(38,095)	—	—	(38,095)
Balance, June 30, 2025	78,099,761	$781	$1,574,037	$43,261	$(69,665)	$(56,533)	$1,491,881

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2025	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462
Common stock issued	2,347,995	23	45,333	—	—	—	45,356
Dividend reinvestment	425,038	5	8,188	—	—	—	8,193
Repurchase of common stock	(1,486,135)	(15)	(28,722)	—	—	—	(28,737)
Net investment income (loss)	—	—	—	70,857	—	—	70,857
Net realized gain (loss)	—	—	—	—	(17,334)	—	(17,334)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(2,977)	(2,977)
Dividends declared	—	—	—	(75,939)	—	—	(75,939)
Balance, June 30, 2025	78,099,761	$781	$1,574,037	$43,261	$(69,665)	$(56,533)	$1,491,881
The following tables summarize capital activity during the three and six months ended June 30, 2024:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2024	54,566,405	$546	$1,112,742	$37,858	$(43,257)	$(26,656)	$1,081,233
Common stock issued	701,357	7	13,845	—	—	—	13,852
Dividend reinvestment	47,662	0	934	—	—	—	934
Repurchase of common stock	(2,695,879)	(27)	(53,378)	—	—	—	(53,405)
Net investment income (loss)	—	—	—	31,588	—	—	31,588
Net realized gain (loss)	—	—	—	—	(1,842)	—	(1,842)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(5,557)	(5,557)
Dividends declared	—	—	—	(26,837)	—	—	(26,837)
Balance, June 30, 2024	52,619,545	$526	$1,074,143	$42,609	$(45,099)	$(32,213)	$1,039,966

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Common stock issued	1,994,995	20	39,045	—	—	—	39,065
Dividend reinvestment	91,209	0	1,783	—	—	—	1,783
Repurchase of common stock	(5,746,841)	(57)	(113,147)	—	—	—	(113,204)
Net investment income (loss)	—	—	—	66,036	—	—	66,036
Net realized gain (loss)	—	—	—	—	(41,843)	—	(41,843)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	39,582	39,582
Dividends declared	—	—	—	(54,665)	—	—	(54,665)
Balance, June 30, 2024	52,619,545	$526	$1,074,143	$42,609	$(45,099)	$(32,213)	$1,039,966
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.

Basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$28,483	$24,189	$50,546	$63,775
Weighted-average shares outstanding	77,837,977	53,276,079	77,617,499	54,357,882
Basic and diluted earnings per share	$0.37	$0.45	$0.65	$1.17
Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
November 29, 2024	November 29, 2024	December 17, 2024	$0.32
December 18, 2024	December 18, 2024	January 17, 2025	$0.17
January 29, 2025	January 31, 2025	February 18, 2025	$0.16
February 26, 2025	February 28, 2025	March 18, 2025	$0.16
March 20, 2025	March 31, 2025	April 29, 2025	$0.17
April 24, 2025	April 30, 2025	May 30, 2025	$0.16
May 23, 2025	May 30, 2025	June 27, 2025	$0.16
June 17, 2025	June 30, 2025	July 29, 2025	$0.17
July 25, 2025	July 31, 2025	August 27, 2025	$0.16

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per Share Data:
Net asset value per share, beginning of period	$19.43	$19.60
Net investment income (loss)(1)	0.91	1.21
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(0.26)	(0.04)
Net increase (decrease) in net assets resulting from operations	0.65	1.17
Dividends declared(2)	(0.98)	(1.02)
Other(3)	—	0.01
Net asset value per share, end of period	$19.10	$19.76
Number of shares outstanding, end of period	78,099,761	52,619,545
Total return based on net asset value(4)	3.41%	6.13%
Net assets, end of period	$1,491,881	$1,039,966
Ratio to average net assets:(5)
Expenses before incentive fees	2.27%	3.82%
Expenses after incentive fees	2.95%	4.70%
Net investment income (loss)	4.75%	6.14%
Interest expense and credit facility fees	1.50%	2.95%
Ratios/Supplemental Data:
Asset coverage, end of period	279.22%	242.00%
Portfolio turnover	15.03%	7.69%
Weighted-average shares outstanding	77,617,499	54,357,882
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
11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of June 30, 2025 and December 31, 2024, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2025 and December 31, 2024.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared for the six months ended June 30, 2025 and 2024 was as follows:

For the six months months periods ended
	June 30, 2025	June 30, 2024
Ordinary income	$75,939	$54,665
Long-term capital gains	$—	$—
Tax return of capital	$—	$—
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in this report and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”).
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” set forth in this report and in Part I, Item 1A of our 2024 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
Second Quarter 2025 Highlights
Quarterly Results
•Net investment income was $36.1 million or $0.46 per Share.
•Dividends declared on Shares were $38.1 million or $0.49 per Share.
•Net investment income for the three months ended June 30, 2025 increased from the comparable period in the prior year, primarily due to a higher average outstanding investment balance due to net origination activity in 2025, partially offset by lower yields on investments.
•NAV per Share decreased to $19.10 as of June 30, 2025 from $19.23 as of March 31, 2025.
Portfolio and Investment Activity
•As of June 30, 2025, we held 227 investments across 178 portfolio companies (including 38 investments in structured credit investments across 35 different collateral managers) and 27 industries for a total fair value of $2.2 billion.
•During the three months ended June 30, 2025, we had investment fundings of $382.7 million and investment repayments of $140.8 million.
•As of June 30, 2025, non-accrual investments represented 3.3% and 2.1% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended June 30, 2025, we received $17.7 million in total subscriptions and issued 922,493 Shares in connection with these subscriptions.
•During the three months ended June 30, 2025, we repurchased and extinguished 659,197 Shares for a cost of $12.7 million.
•Total liquidity as of June 30, 2025 was $159.9 million in cash and undrawn debt capacity.
•On April 14, 2025, the SEC granted to us and our Investment Adviser exemptive relief permitting us to issue and sell multiple classes of shares with varying sales loads and asset-based distribution and/or service fees
Recent Developments
•On July 1, 2025, we accepted subscriptions in the amount of $7.9 million for 412,605 Shares.
•On July 25, 2025, we declared a dividend of 0.16 per Share payable on or about August 27, 2025 to common stockholders of record as of July 31, 2025.
•On July 29, 2025, we repurchased and extinguished 1,782,012 shares for a cost of $34.0 million.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per Share. For the three months ended June 30, 2025, we recorded basic and diluted earnings per Share of $0.37, declared dividends per Share of 0.49 and earned $0.46 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2025	March 31, 2025
Net increase (decrease) in net assets resulting from operations	$28,483	$22,063
Weighted-average shares outstanding	77,837,977	77,394,571
Earnings per share - Basic and Diluted	$0.37	$0.29
For the three months ended June 30, 2025 and March 31, 2025 we declared dividends per Share of $0.49 for each period. As of June 30, 2025 and December 31, 2024, our NAV per Share was $19.10 and $19.43, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	Three Months Ended
	June 30, 2025	March 31, 2025
Total investment income	$58,942	$55,968
Total expenses (including excise tax expense)	22,857	21,196
Net investment income	$36,085	$34,772
Weighted-average shares outstanding	77,837,977	77,394,571
Net investment income per share	$0.46	$0.45
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of June 30, 2025:

	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total Investments
Count of investments	152	6	31	38	227
Investments, at amortized cost	$2,042,166	$56,948	$81,976	$111,121	$2,292,211
Investments, at fair value	$1,996,615	$51,987	$87,611	$112,663	$2,248,876
Percentage of total investments at fair value	88.8%	2.3%	3.9%	5.0%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	10.3%	10.4%
Second Lien Debt(1)	12.7%	13.9%
Total Debt and Income Producing Investments(1)(2)	10.4%	10.5%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2025. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.1% as of June 30, 2025.
(2)Weighted average yield for total debt and income producing investments includes income producing equity investments.
The geographical composition of investments at fair value as of June 30, 2025 were as follows:

Geography—% of Fair Value	As of June 30, 2025
Australia	0.1%
Bermuda	0.1
Canada	5.9
Cayman Islands	4.0
France	1.2
Ireland	1.2
Italy	0.8
Luxembourg	3.5
Netherlands	0.5
Spain	0.3
Sweden	0.0
United Kingdom	3.1
United States	79.3
Total	100.0%

The industry composition of investments at fair value as of June 30, 2025 were as follows:

Industry—% of Fair Value	As of June 30, 2025
Aerospace & Defense	2.4%
Auto Aftermarket & Services	3.5
Beverage & Food	0.6
Business Services	10.3
Capital Equipment	4.2
Chemicals, Plastics & Rubber	1.6
Construction & Building	3.7
Consumer Goods: Durable	0.1
Consumer Goods: Non-Durable	0.2
Consumer Services	8.6
Containers, Packaging & Glass	4.1
Diversified Financial Services	9.4
Energy: Electricity	0.4
Energy: Oil & Gas	1.5
Environmental Industries	3.9
Healthcare & Pharmaceuticals	11.2
High Tech Industries	4.1
Leisure Products & Services	5.2
Media: Diversified & Production	1.8
Retail	0.8
Software	12.9
Sovereign & Public Finance	0.0
Structured Credit	5.0
Telecommunications	1.5
Transportation: Cargo	1.4
Utilities: Water	0.4
Wholesale	1.2
Total	100.0%

Our investment activity for the three months ended June 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
June 30, 2025
Investments:
Total investments, beginning of period	$2,046,580
New investments purchased	383,801
Net accretion of discount on investments	2,845
Net realized gain (loss) on investments	13
Investments sold or repaid	(141,028)
Total Investments, end of period	$2,292,211
Principal amount of investments funded:
First Lien Debt	$376,538
Second Lien Debt	592
Equity Investments(1)	1,556
Structured Credit Investments	4,000
Total	$382,686
Principal amount of investments sold or repaid:
First Lien Debt	$(102,637)
Second Lien Debt	(38,144)
Equity Investments(1)	—
Structured Credit Investments	—
Total	$(140,781)
Number of new investment commitments(2)(3)	29
Average new investment commitment amount	$15,581
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company, including structured credit investments, as part of an individual transaction.
(3)For the three months ended June 30, 2025, 100.0% of new funded debt investments and structured credit investments were at floating interest rates.
See the Consolidated Schedules of Investments as of June 30, 2025 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
Portfolio Credit
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our first lien and second lien debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each first lien and second lien debt investment in our portfolio.

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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$11,725	0.7%
Internal Risk Rating 2	1,792,525	87.5	1,521,490	83.9
Internal Risk Rating 3	210,688	10.3	271,001	14.9
Internal Risk Rating 4	45,050	2.2	6,727	0.4
Internal Risk Rating 5	339	0.0	2,542	0.1
Total	$2,048,602	100.0%	$1,813,485	100.0%

As of June 30, 2025 and December 31, 2024, the weighted average Internal Risk Ratings of our first lien and second lien debt investment portfolio were 2.1 and 2.2, respectively. As of June 30, 2025 and December 31, 2024, five and three of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	221	$2,202,269	97.9%	195	$1,940,782	99.5%
Non-accrual(1)	6	46,607	2.1	4	10,487	0.5
Total	227	$2,248,876	100.0%	199	$1,951,269	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary source of financing is secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	June 30, 2025	December 31, 2024
SPV Credit Facility	$291,407	$164,732
SPV2 Credit Facility	252,000	55,000
2024-1 Debt	289,000	289,000
Total	$832,407	$508,732
Weighted average interest rate	6.25%	6.56%
SPV Credit Facility
SPV entered into a senior secured revolving credit facility with a lender on April 1, 2019 (the “SPV Credit Facility”), as amended from time to time. As of June 30, 2025, the maximum principal amount of the SPV Credit Facility is $300,000 (subject to increases of $100,000 on December 12, 2025 and $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates), and is subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a maturity date of April 3, 2028, with one one-year extension option, subject to SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2026. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.35% per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of SPV.
The SPV Credit Facility consisted of the following as of June 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2025	$300,000	$291,407	$8,593	$8,593	5.97%
December 31, 2024	$300,000	$164,732	$135,268	$135,268	6.72%
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
The SPV2 Credit Facility consisted of the following as of June 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2025	$550,000	$252,000	$298,000	$77,776	6.85%
December 31, 2024	$550,000	$55,000	$495,000	$226,179	7.14%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Securitizations
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”), which was inclusive of $59,500 in Class C and D notes retained by the Company as of June 30, 2025. The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien secured loans and is scheduled to mature in October, 2037.
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
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount and carrying value as of June 30, 2025 and December 31, 2024:

				As of
2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	June 30, 2025	December 31, 2024
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,997)	(2,077)
Total Carrying Value				$287,003	$286,923
Weighted average interest rate				6.02%	6.35%
(1)     Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
Forward Currency Contracts
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between the Company and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of June 30, 2025, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $(4,402).

Consolidated Results of Operations
For the three months ended June 30, 2025 and March 31, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended		Change
	June 30, 2025	March 31, 2025	$
Investment income:
Interest income	$52,890	$49,566	$3,324
PIK income	4,716	5,451	(735)
Other income	1,336	951	385
Total investment income	58,942	55,968	2,974
Expenses:
Base management fees	3,567	3,688	(121)
Incentive fees	5,152	4,966	186
Professional fees	420	455	(35)
Administrative service fees	334	259	75
Interest expense and credit facility fees	11,910	10,452	1,458
Directors’ fees and expenses	104	86	18
Other general and administrative	859	792	67
Excise tax expense	511	498	13
Total expenses	22,857	21,196	1,661
Net investment income (loss)	36,085	34,772	1,313
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	13	(17,933)	17,946
Net realized currency gain (loss) on non-investment assets and liabilities	4	1,477	(1,473)
Net realized gain (loss) on forward currency contracts	(4,537)	3,642	(8,179)
Net change in unrealized appreciation (depreciation) on investments	5,175	9,021	(3,846)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(6,724)	(2,275)	(4,449)
Net change in unrealized gain (loss) on forward currency contracts	(1,533)	(6,641)	5,108
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(7,602)	(12,709)	5,107
Net increase (decrease) in net assets resulting from operations	$28,483	$22,063	$6,420
Investment Income
The increase in investment income for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, was primarily due to a higher average outstanding investment balance due to net origination activity, partially offset by lower yields on investments. As of June 30, 2025, the size of our portfolio increased to $2,292,211 from $2,046,580 as of March 31, 2025, at amortized cost. As of June 30, 2025 and March 31, 2025, the weighted average yield of our total debt and income producing investments was 10.4% and 10.7%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2025 and March 31, 2025, six and five of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $46,607 and $35,000, which represented approximately 2.1% and 1.8% of total investments at fair value as of June 30, 2025 and March 31, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2025 and March 31, 2025.

Expenses
The increase in interest expense and credit facility fees for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 was driven by higher weighted average borrowings outstanding.
The decrease in base management fees for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 was driven by lower net assets as adjusted for capital activity that occurred during the respective periods.
The increase in incentive fees for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 was driven by higher pre-incentive fee net investment income.
For the three months ended June 30, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2025. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended June 30, 2025 and March 31, 2025 were as follows:

	Three Months Ended
	June 30, 2025	March 31, 2025
Realized gains on investments	$13	$79
Number of investments with realized gains	3	3
Realized losses on investments	$—	$(18,012)
Number of investments with realized losses	0	2
Change in unrealized appreciation on investments	$22,717	$29,949
Number of investments with unrealized appreciation	105	83
Change in unrealized depreciation on investments	$(17,542)	$(20,928)
Number of investments with unrealized depreciation	109	121
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

For the three and six months ended June 30, 2025 and June 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$		2025	2024	$
Investment income:
Interest income	$52,890	$51,044	$1,846		$102,456	$105,394	$(2,938)
PIK income	4,716	4,307	409		10,167	8,237	1,930
Other income	1,336	923	413		2,287	2,893	(606)
Total investment income	58,942	56,274	2,668		114,910	116,524	(1,614)
Expenses:
Base management fees	3,567	2,505	1,062		7,255	5,151	2,104
Incentive fees	5,152	4,509	643		10,118	9,430	688
Professional fees	420	441	(21)		875	890	(15)
Administrative service fees	334	500	(166)		593	965	(372)
Interest expense and credit facility fees	11,910	15,635	(3,725)		22,362	31,734	(9,372)
Directors’ fees and expenses	104	83	21		190	168	22
Other general and administrative	859	553	306		1,651	1,309	342
Excise tax expense	511	460	51		1,009	841	168
Total expenses	22,857	24,686	(1,829)		44,053	50,488	(6,435)
Net investment income (loss)	36,085	31,588	4,497		70,857	66,036	4,821
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	13	(1,772)	1,785		(17,920)	(42,130)	24,210
Net realized currency gain (loss) on non-investment assets and liabilities	4	(70)	74		1,481	287	1,194
Net realized gain (loss) on forward currency contracts	(4,537)	—	(4,537)		(895)	—	(895)
Net change in unrealized appreciation (depreciation) on investments	5,175	(5,833)	11,008		14,196	38,081	(23,885)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(6,724)	276	(7,000)		(8,999)	1,501	(10,500)
Net change in unrealized gain (loss) on forward currency contracts	(1,533)	—	(1,533)		(8,174)	—	(8,174)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(7,602)	(7,399)	(203)	—	(20,311)	(2,261)	(18,050)
Net increase (decrease) in net assets resulting from operations	$28,483	$24,189	$4,294		$50,546	$63,775	$(13,229)
Investment Income
The increase in investment income for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to a higher average outstanding investment balance due to net origination activity, partially offset by lower yields on investments. The decrease in investment income for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by lower yields on investments and a decrease in other income, partially offset by a higher average outstanding investment balance. As of June 30, 2025, the size of our portfolio increased to $2,292,211 from $1,737,333 as of June 30, 2024, at amortized cost. As of June 30, 2025 and June 30, 2024, the weighted average yield of our total debt and income producing investments was 10.4% and 12.4%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2025 and June 30, 2024, six and two of our debt and preferred equity investments were on non-accrual status at fair value of $46,607 and $10,922, which represented 2.1% and 0.6% of total investments at fair value as of June 30, 2025 and June 30, 2024. The remaining income producing investments were performing and current on their interest payments as of June 30, 2025 and June 30, 2024.
Expenses
The decrease in interest expense and credit facility fees for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily driven by a lower average debt balance.
The increase in incentive fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily driven by higher pre-incentive fee net investment income.
The increase in base management fees for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was driven by higher average net assets.
For the three and six months ended June 30, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gains on investments	$13	$86	$91	$4,098
Number of investments with realized gains	3	3	6	8
Realized losses on investments	$—	$(1,858)	$(18,011)	$(46,228)
Number of investments with realized losses	0	3	2	6
Change in unrealized appreciation on investments	$22,717	$11,752	$49,907	$62,698
Number of investments with unrealized appreciation	105	62	108	81
Change in unrealized depreciation on investments	$(17,542)	$(17,585)	$(35,711)	$(24,617)
Number of investments with unrealized depreciation	109	91	124	84
During the six months ended June 30, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. from debt to equity. During the six months ended June 30, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of June 30, 2025, we had $832,407 of outstanding consolidated indebtedness under the Credit Facilities and the 2024-1 Debt, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of June 30, 2025, we had $159,939 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of June 30, 2025 and December 31, 2024, the statutory debt to equity ratio was 0.56x and 0.34x, respectively. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	June 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$73,570	$108,453
Available borrowings under Credit Facilities	86,369	361,447
Total Liquidity	$159,939	$469,900
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
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2025 and December 31, 2024:

	Par / Principal Amount as of
	June 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$171,953	$102,427
Unfunded revolving commitments	101,755	74,513
Total unfunded commitments	$273,708	$176,940

Pursuant to an undertaking by us in connection with the 2024-1 Debt Securitization, we agreed to hold on an ongoing basis the 2024-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding principal amount of all collateral obligations issued by the 2024-1 Issuer, subject to adjustments, for so long as any securities of the 2024-1 Issuer remains outstanding. As of June 30, 2025 and December 31, 2024, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Six Months Ended
June 30, 2025
Cash flows provided by (used in) operating activities	$(286,316)
Cash flows provided by (used in) financing activities	251,433
Net increase (decrease) in cash, cash equivalents and restricted cash	$(34,883)
During the six months ended June 30, 2025, we paid $644,166 related to cost of investments purchased and received $311,287 in repayments on our investments. During the six months ended June 30, 2025 we had net proceeds from borrowings of $314,795 on our Credit Facilities. During the six months ended June 30, 2025, we issued 2,347,995 shares for an aggregate offering price of approximately $45,356, repurchased and extinguished 1,486,135 shares for an aggregate purchase price of $28,737.
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
Interest Rate Risk
As of June 30, 2025, on a fair value basis, approximately 99.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities and 2024-1 Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of June 30, 2025 and December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2025 and December 31, 2024, and based on the terms of our Credit Facilities and 2024-1 Debt. Interest expense on our Credit Facilities and 2024-1 Debt is calculated using the stated interest rate as of June 30, 2025 and December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of June 30, 2025			As of December 31, 2024
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$64,653	$(24,911)	$39,742	$57,766	$(15,262)	$42,504
Up 200 basis points	$43,102	$(16,607)	$26,495	$38,511	$(10,175)	$28,336
Up 100 basis points	$21,551	$(8,304)	$13,247	$19,255	$(5,087)	$14,168
Down 100 basis points	$(21,551)	$8,304	$(13,247)	$(19,255)	$5,087	$(14,168)
Down 200 basis points	$(42,966)	$16,553	$(26,413)	$(38,494)	$10,175	$(28,319)
Down 300 basis points	$(62,968)	$23,880	$(39,088)	$(57,413)	$15,260	$(42,153)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Investments
Tariffs may adversely affect us or our portfolio companies.
Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could adversely affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.
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
On April 28, 2025, upon completion of our tender offer that commenced March 21, 2025, we repurchased 659,197 shares for a purchase price $19.23 of per share, or approximately $12.7 million in aggregate.
On July 29, 2025, upon completion of our tender offer that commenced June 20, 2025, we repurchased 1,782,012 shares for a purchase price $19.10 of per share, or approximately $34.0 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: August 12, 2025	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)