Form 10-Q
period 2025-09-30
Carlyle Credit Solutions, Inc.
filed 2025-11-12
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 12, 2025 was 92,364,957. Shares outstanding exclude November 1, 2025, subscriptions since the issuance price is not yet finalized at the date of this filing.

CARLYLE CREDIT SOLUTIONS, INC.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,442,397 and $2,008,800, respectively)	$2,412,668	$1,951,269
Investments—non-controlled/affiliated, at fair value (amortized cost of $28,121 and $0, respectively)	27,772	—
Total investments, at fair value (amortized cost of $2,470,518 and $2,008,800, respectively)	2,440,440	1,951,269
Cash, cash equivalents and restricted cash	93,641	108,453
Receivable for investments sold	687	2,140
Interest receivable	22,278	18,885
Receivable for issuance of common stock	22	22
Derivative assets, at fair value (Note 5)	477	3,772
Prepaid expenses and other assets	15,395	10,619
Total assets	$2,572,940	$2,095,160
LIABILITIES
Debt and secured borrowings (Note 6)	$1,061,711	$506,655
Payable for investments purchased	—	50,974
Interest and credit facility fees payable (Note 6)	11,964	6,104
Dividend payable (Note 8)	13,192	13,091
Management and incentive fees payable (Note 4)	8,759	8,738
Administrative service fees payable (Note 4)	923	1,504
Common stock proceeds received in advance	—	12,454
Other accrued expenses and liabilities	3,383	3,178
Total liabilities	1,099,932	602,698
Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 77,403,084 and 76,812,863 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	774	768
Paid-in capital in excess of par value	1,560,717	1,549,238
Total distributable earnings (loss)	(88,483)	(57,544)
Total net assets	$1,473,008	$1,492,462
NET ASSETS PER SHARE	$19.03	$19.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$56,088	$48,453	$158,544	$153,847
PIK income	5,137	5,246	15,304	13,483
Other income	909	898	3,196	3,791
Total investment income from non-controlled/non-affiliated investments	62,134	54,597	177,044	171,121
From non-controlled/affiliated investments:
Interest income	20	—	20	—
PIK income	600	—	600	—
Total investment income from non-controlled/affiliated investments	620	—	620	—
Total investment income	62,754	54,597	177,664	171,121
Expenses:
Base management fees (Note 4)	3,641	2,569	10,896	7,720
Net investment income incentive fees (Note 4)	5,118	4,434	15,236	13,864
Professional fees	741	263	1,616	1,153
Administrative service fees (Note 4)	593	568	1,186	1,533
Interest expense and credit facility fees (Note 6)	15,648	14,460	38,010	46,194
Directors’ fees and expenses	109	79	299	247
Other general and administrative	559	784	2,210	2,093
Total expenses	26,409	23,157	69,453	72,804
Net investment income (loss) before taxes	36,345	31,440	108,211	98,317
Excise tax expense	483	410	1,492	1,251
Net investment income (loss)	35,862	31,030	106,719	97,066
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(18,889)	(1,052)	(36,809)	(43,182)
Net realized currency gain (loss) on non-investment assets and liabilities	(1,076)	229	405	516
Net realized gain (loss) on forward currency contracts	(2,885)	—	(3,780)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	13,606	(137)	27,802	37,944
Non-controlled/affiliated investments	(349)	—	(349)	—
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,093	(3,211)	(7,906)	(1,710)
Net change in unrealized gain (loss) on forward currency contracts	4,879	—	(3,295)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(3,621)	(4,171)	(23,932)	(6,432)
Net increase (decrease) in net assets resulting from operations	$32,241	$26,859	$82,787	$90,634
Basic and diluted earnings per share (Note 8)	$0.42	$0.50	$1.07	$1.68
Weighted-average shares of common stock outstanding—basic and diluted (Note 8)	76,747,464	53,278,043	77,608,581	53,995,308

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$106,719	$97,066
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(40,184)	(42,666)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	16,252	36,234
Net increase (decrease) in net assets resulting from operations	82,787	90,634
Capital transactions:
Common stock issued	61,960	67,162
Dividend reinvestment	12,298	2,939
Repurchase of common stock	(62,773)	(128,795)
Dividends declared (Note 8)	(113,726)	(81,773)
Net increase (decrease) in net assets resulting from capital transactions	(102,241)	(140,467)
Net increase (decrease) in net assets	(19,454)	(49,833)
Net assets at beginning of period	1,492,462	1,103,212
Net assets at end of period	$1,473,008	$1,053,379

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$82,787	$90,634
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,500	1,349
Net accretion of discount on investments	(7,802)	(7,393)
Paid-in-kind interest	(17,467)	(14,592)
Net realized (gain) loss on investments	36,809	43,182
Net realized currency (gain) loss on non-investment assets and liabilities	(405)	(516)
Net change in unrealized (appreciation) depreciation on investments	(27,453)	(37,944)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	7,906	1,710
Net change in unrealized (gain) loss on forward currency contracts	3,295	—
Cost of investments purchased and change in payable for investments purchased	(906,071)	(233,257)
Proceeds from sales and repayments of investments and change in receivable for investments sold	384,099	401,134
Changes in operating assets:
Interest receivable	(3,393)	5,435
Prepaid expenses and other assets	(6,155)	(2,069)
Changes in operating liabilities:
Interest and credit facility fees payable	5,860	(5,607)
Management and incentive fees payable	21	(846)
Administrative service fees payable	(581)	(616)
Other accrued expenses and liabilities	205	1,540
Net cash provided by (used in) operating activities	(446,845)	242,144
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of common stock proceeds received in advance	49,506	59,043
Repurchase of common stock	(62,773)	(128,795)
Borrowings on Credit Facilities	783,271	304,909
Repayments of Credit Facilities	(236,644)	(397,075)
Dividends paid in cash	(101,327)	(80,395)
Net cash provided by (used in) financing activities	432,033	(242,313)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,812)	(169)
Cash, cash equivalents and restricted cash, beginning of period	108,453	65,755
Cash, cash equivalents and restricted cash, end of period	$93,641	$65,586
Supplemental disclosures:
Interest and credit facility fees paid during the period	$32,957	$50,791
Taxes, including excise tax, paid during the period	$1,621	$841
Dividends declared during the period	$113,726	$81,773
Dividends reinvested during the period	$12,298	$2,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (88.6% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	8.76%	3/31/2025	3/31/2031	$20,289	$20,074	$20,160	1.37%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.16%	3/31/2025	12/31/2027	701	629	654	0.04
AArete Investment, LLC	(a)(c)(e)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.50%	6/5/2025	6/5/2031	6,625	6,491	6,559	0.45
ACR Group Borrower, LLC	(b)	(2)(3)	Aerospace & Defense	SOFR	4.75%	8.75%	5/14/2024	3/31/2028	1,166	1,158	1,166	0.08
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)	Consumer Services	SOFR	6.00%	10.26%	8/16/2022	8/15/2028	24,674	24,262	22,547	1.53
Advanced Web Technologies Holding Company	(a)(b)(e)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.10%	12/17/2020	12/17/2027	18,849	18,715	18,823	1.28
AGS Health BCP LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.48%	7/31/2025	7/31/2032	6,864	6,839	6,838	0.46
AI Grace AUS Bidco Pty LTD (Australia)	(e)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.40%	12/5/2023	12/5/2029	2,286	2,234	2,270	0.15
Allied Benefit Systems Intermediate LLC	(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.42%	10/31/2023	10/31/2030	2,517	2,487	2,517	0.17
Alpine Acquisition Corp II	(a)(b)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	9.98%	4/19/2022	11/30/2029	23,872	23,224	11,388	0.77
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.25%	12/17/2024	12/17/2032	3,693	3,516	3,479	0.24
AP Plastics Acquisition Holdings, LLC	(a)(b)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.73%	3/28/2025	8/10/2030	23,877	23,843	23,891	1.62
Apex Companies Holdings, LLC	(a)(c)(e)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.48%	1/31/2023	1/31/2028	11,642	11,452	11,635	0.79
Applied Technical Services, LLC	(a)(b)(c)(e)	(2)(3)(15)	Business Services	SOFR	5.25%	9.25%	4/8/2025	4/8/2031	33,725	33,362	33,508	2.27
Artifact Bidco, Inc.	(b)	(2)(3)(15)	Software	SOFR	4.25%	8.25%	7/26/2024	7/26/2031	704	696	710	0.05
Ascend Buyer, LLC	(b)(c)(e)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.75%	9.75%	9/30/2021	9/30/2028	13,468	13,314	13,422	0.91
Associations, Inc.	(a)(e)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.82%	5/3/2024	7/2/2028	6,679	6,673	6,715	0.46
Athlete Buyer, LLC	(a)(e)	(2)(3)(11)(15)	Construction & Building	SOFR	5.75%	9.75%	3/29/2024	4/26/2029	4,669	4,568	3,852	0.26
Atlas US Finco, Inc.	(a)(c)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	9.08%	12/15/2022	12/12/2029	11,704	11,612	11,715	0.80
Auditboard, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.75%	8.75%	7/12/2024	7/12/2031	6,000	5,915	5,954	0.40
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	(b)(c)	(2)(3)(7)(11)	Software	SOFR	6.00%	10.00%	12/24/2019	12/24/2026	38,543	38,344	38,543	2.62
Azurite Intermediate Holdings, Inc.	(b)(e)	(2)(3)(15)	Software	SOFR	6.00%	10.16%	3/19/2024	3/19/2031	3,577	3,528	3,617	0.25

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bamboo Health Holdings, LLC	(a)(b)(c)(e)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.92%	5/6/2021	5/6/2028	$28,361	$28,147	$28,381	1.93%
Barnes & Noble, Inc.	(b)(c)(e)	(2)(3)(10)(11)	Retail	SOFR	7.16%	11.32%	5/7/2025	5/7/2030	16,637	16,281	16,409	1.11
Bianalisi S.p.A. (Italy)	(d)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	7.95%	2/26/2025	2/26/2032	€14,415	14,942	16,517	1.12
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.25% PIK	10.63%	6/4/2024	6/4/2031	€3,346	3,552	3,820	0.26
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.25% PIK	10.28%	7/17/2025	6/4/2031	€229	265	261	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.25% PIK	12.66%	6/4/2024	6/4/2031	283	269	265	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.25% PIK	12.66%	6/4/2024	6/4/2031	5,411	5,271	5,262	0.36
Bingo Group Buyer, Inc.	(a)(b)(e)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	9.04%	7/10/2024	7/10/2031	4,302	4,250	4,302	0.29
Birsa S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.25%	7/2/2024	6/30/2031	€2,538	2,824	2,907	0.20
BlueCat Networks, Inc. (Canada)	(a)(b)(e)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.06%	8/8/2022	8/8/2028	26,505	26,216	25,882	1.76
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.50%	9/30/2019	9/30/2026	28,231	28,105	26,405	1.79
Bradyifs Holdings, LLC	(c)(e)	(2)(3)(15)	Wholesale	SOFR	5.00%	9.31%	10/31/2023	10/31/2029	15,350	15,119	15,350	1.04
Celerion Buyer, Inc.	(c)(e)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.25%	11/3/2022	11/3/2029	2,382	2,342	2,395	0.16
CircusTrix Holdings, LLC	(a)(e)	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	10.66%	7/18/2023	7/14/2028	9,283	9,131	9,327	0.63
Cliffwater LLC	(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	9.31%	4/22/2025	4/22/2032	36,352	35,974	36,193	2.46
Comar Holding Company, LLC	(b)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	10.78%	6/18/2018	6/18/2026	48,001	47,983	35,765	2.43
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.77%	7/30/2023	7/30/2028	1,470	1,453	1,484	0.10
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	10.23%	5/22/2024	5/22/2029	19,885	19,651	19,637	1.33
Cority Software Inc. (Canada)	(a)(b)(c)(e)	(2)(3)(7)(15)	Software	SOFR	4.75%	9.04%	7/2/2019	7/2/2026	63,002	62,824	62,980	4.26
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	5.63%	9.78%	1/29/2025	8/1/2028	7,549	7,446	7,234	0.49
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.65%	2/18/2025	5/15/2031	2,369	2,297	2,150	0.15
Coupa Holdings, LLC	(c)(e)	(2)(3)(15)	Software	SOFR	5.50%	9.81%	2/27/2023	2/28/2030	2,133	2,089	2,145	0.15

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CST Holding Company	(c)(e)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	9.16%	11/1/2022	11/1/2028	$2,424	$2,377	$2,437	0.17%
Dance Midco S.a.r.l. (United Kingdom)	(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.02%	10/25/2024	10/25/2031	€10,822	11,294	12,544	0.85
DCA Investment Holding LLC	(a)(b)(e)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.41%	3/11/2021	4/3/2028	11,849	11,776	11,194	0.76
Deerfield Dakota Holding, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.73%	9/12/2025	9/12/2032	45,580	45,085	45,081	3.04
Denali Intermediate Holdings, Inc.	(c)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.48%	8/26/2025	8/26/2032	14,372	14,216	14,214	0.96
Denali Midco 2, LLC	(c)(e)	(2)(3)	Consumer Services	SOFR	5.25%	9.41%	9/15/2022	12/22/2028	8,423	8,291	8,381	0.57
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	9.20%	8/4/2020	8/4/2030	636	628	640	0.04
Divisions Holding Corporation	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.50%	4/17/2025	4/17/2032	18,400	18,203	18,538	1.26
Dwyer Instruments, Inc.	(c)(e)	(2)(3)(11)(15)	Capital Equipment	SOFR	4.75%	8.75%	7/21/2021	7/21/2029	24,871	24,628	24,871	1.69
Einstein Parent, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	6.50%	10.83%	1/22/2025	1/22/2031	30,371	29,760	29,589	2.01
Eliassen Group, LLC	(b)(e)	(2)(3)	Business Services	SOFR	5.75%	9.77%	4/14/2022	4/14/2028	21,007	20,853	20,437	1.39
Ellkay, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.98%	5/14/2025	9/14/2030	37,632	37,262	37,811	2.57
Embark Intermediate Holdings, LLC	(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.48%	9/2/2025	9/2/2032	5,952	5,834	5,833	0.40
Enkindle Limited (United Kingdom)	(d)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.50%, 3.50% PIK	11.22%	4/16/2025	4/16/2031	£697	679	700	0.05
Enkindle Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.57%, 4.44% PIK	11.98%	4/16/2025	4/16/2031	£4,082	5,220	5,353	0.36
Espresso Bidco Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.75%	3/25/2025	3/25/2032	15,714	15,409	15,601	1.06
Essential Services Holding Corporation	(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.32%	6/17/2024	6/17/2031	777	769	775	0.05
Excel Fitness Holdings, Inc.	(a)(e)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	9.25%	4/29/2022	4/29/2029	6,094	6,014	6,094	0.41
Excel Fitness Holdings, Inc.	(e)	(2)(3)	Leisure Products & Services	SOFR	5.50%	9.50%	8/11/2022	4/29/2029	2,810	2,812	2,810	0.19
Excelitas Technologies Corp.	(b)	(2)	Capital Equipment	EURIBOR	5.25%	7.16%	8/12/2022	8/12/2029	€3,188	3,306	3,743	0.25
Excelitas Technologies Corp.	(a)(b)(c)(e)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.41%	8/12/2022	8/12/2029	6,097	6,030	6,098	0.41
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.75%	6.68%	8/15/2025	8/15/2032	€5,247	6,127	6,145	0.42
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.73%	8/15/2025	8/15/2032	22,421	22,362	22,361	1.52
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.98%	7/25/2025	6/30/2029	65	64	65	0.00

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00%	8.98%	7/25/2025	6/30/2029	$160	$160	$160	0.01%
Fullsteam Operations LLC	(c)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.23%	8/8/2025	8/8/2031	6,531	6,438	6,437	0.44
Galileo Parent, Inc.	(b)(c)(e)	(2)(3)(15)	Telecommunications	SOFR	5.75%	9.75%	11/26/2024	5/3/2030	33,474	33,481	33,699	2.29
Generator US Buyer, Inc.	(b)	(2)(3)(7)	Energy: Electricity	SOFR	5.25%	9.25%	10/1/2024	7/22/2030	1,518	1,495	1,507	0.10
Greenhouse Software, Inc.	(a)(b)(c)(e)	(2)(3)(15)	Software	SOFR	6.25%	10.25%	3/1/2021	9/1/2028	32,796	32,367	32,796	2.23
GS AcquisitionCo, Inc.	(a)(e)	(2)(3)(15)	Software	SOFR	5.25%	9.25%	3/26/2024	5/25/2028	1,110	1,105	1,110	0.08
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	3.00%, 2.00% PIK	9.16%	9/30/2022	12/16/2030	81	80	81	0.01
Gymspa (France)	(d)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.03%	5/14/2025	5/14/2031	€9,781	10,593	11,242	0.76
Hadrian Acquisition Limited (United Kingdom)	(d)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.16%, 3.18% PIK	12.32%	2/28/2022	2/28/2029	£6,074	7,587	8,248	0.56
Hadrian Acquisition Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	0.16%, 8.68% PIK	12.82%	2/28/2022	2/28/2029	£8,228	10,786	11,121	0.75
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.75%	2/10/2022	12/15/2026	3,933	3,922	3,809	0.26
Heartland Home Services, Inc.	(b)(c)(e)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.01%	12/15/2020	12/15/2026	31,897	31,742	30,929	2.10
Hercules Borrower LLC	(a)(b)(e)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.75%	12/14/2020	12/14/2028	17,802	17,665	17,802	1.21
Holding Argon (France)	(d)	(2)(7)(15)	Business Services	EURIBOR	5.75%	7.95%	4/16/2025	4/16/2032	€13,445	14,827	15,251	1.04
Hoosier Intermediate, LLC	(a)(c)(e)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.21%	11/15/2021	11/15/2028	15,902	15,717	15,902	1.08
HS Spa Holdings Inc.	(a)(e)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.45%	6/2/2022	6/2/2029	8,625	8,510	8,569	0.58
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.56%	3/12/2024	6/2/2029	636	632	636	0.04
Hyphen Solutions, LLC	(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.48%	8/6/2025	8/6/2032	6,782	6,738	6,738	0.46
Icefall Parent, Inc.	(b)(e)	(2)(3)(15)	Software	SOFR	4.50%	8.81%	1/26/2024	1/26/2030	7,566	7,437	7,608	0.52
iCIMS, Inc.	(a)(b)(c)(e)	(2)(3)(15)	Software	SOFR	5.75%	10.07%	8/18/2022	8/18/2028	28,355	28,107	27,792	1.89
IG Investments Holdings, LLC	(b)	(2)(3)(15)	Business Services	SOFR	5.00%	9.31%	11/1/2024	9/22/2028	4,086	4,086	4,074	0.28
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.03%	5/28/2021	5/28/2027	€34,395	41,207	40,382	2.74
IQN Holding Corp.	(a)(b)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.75%	5/2/2022	5/2/2029	11,065	10,986	10,979	0.75
iRobot Corporation	(a)	(2)(3)(7)(8)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	12.98%	7/25/2023	7/31/2026	4,480	4,346	2,101	0.14

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	10.98%	12/22/2021	12/31/2029	$6,187	$5,850	$6,187	0.42%
Kona Buyer, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.48%	6/27/2025	7/23/2031	—	(106)	78	0.01
LDS Intermediate Holdings, L.L.C.	(a)(b)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	9.16%	2/7/2025	2/7/2032	23,041	22,668	22,943	1.56
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	13.06%	10/18/2019	3/31/2027	8,613	8,611	7,596	0.52
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	2.92%, 3.08% PIK	10.00%	8/19/2021	8/19/2027	14,578	14,578	11,429	0.78
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.98%	8/19/2021	8/19/2027	3,654	1,310	—	—
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00%	9.98%	6/25/2025	8/19/2027	—	—	—	—
Medical Manufacturing Technologies, LLC	(c)(e)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.82%	12/23/2021	12/23/2027	28,039	27,759	28,033	1.90
Merative L.P.	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.73%	9/30/2025	9/30/2032	41,176	40,926	40,926	2.78
Modernizing Medicine, Inc.	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.75% PIK	9.25%	4/30/2025	4/30/2032	11,859	11,737	11,879	0.81
Monarch Buyer, Inc.	(a)(c)	(2)(3)(15)	Business Services	SOFR	4.75%	9.03%	6/2/2025	6/2/2032	23,084	22,728	22,709	1.54
More Cowbell II, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.48%	9/3/2025	9/1/2030	16,129	16,129	16,129	1.09
NEFCO Holding Company LLC	(b)(c)(e)	(2)(3)(15)	Construction & Building	SOFR	5.75%	9.82%	8/5/2022	8/5/2028	32,618	32,269	32,619	2.21
North Haven Fairway Buyer, LLC	(a)(b)(c)(e)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.12%	5/17/2022	5/17/2028	32,992	32,536	32,709	2.22
Nuzoa Bidco, S.L.U. (Spain)	(d)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	3.50%, 2.50% PIK	8.04%	6/24/2025	6/24/2032	€6,657	7,525	7,602	0.52
Oak Purchaser, Inc.	(a)(b)(c)(e)	(2)(3)(15)	Business Services	SOFR	5.50%	9.37%	4/28/2022	5/31/2028	7,892	7,821	7,858	0.53
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)	Business Services	SOFR	5.50%	9.43%	2/1/2024	5/31/2028	1,039	1,025	1,028	0.07
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.15%	10/30/2024	10/30/2031	€3,015	3,245	3,539	0.24
Optimizely North America Inc.	(b)(e)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	9.16%	10/30/2024	10/30/2031	8,925	8,832	8,918	0.61
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	9.47%	10/30/2024	10/30/2031	£1,206	1,550	1,622	0.11
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.33%	12/4/2024	12/4/2031	€1,843	1,927	2,142	0.15
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.40%	12/4/2024	12/4/2031	4,868	4,803	4,819	0.33

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Orthrus Limited (United Kingdom)	(d)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.22%	12/4/2024	12/4/2031	£2,063	$2,626	$2,740	0.19%
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.23%	7/24/2025	12/4/2031	703	703	696	0.05
PAM Bidco Limited (United Kingdom)	(d)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£75	99	98	0.01
PAM Bidco Limited (United Kingdom)	(d)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.74%	10/29/2024	10/29/2031	£6,293	7,991	8,324	0.57
Park County Holdings, LLC	(b)(e)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.44%	11/29/2023	11/29/2029	28,580	28,136	28,580	1.94
PDI TA Holdings, Inc	(b)	(2)(3)(15)	Software	SOFR	5.50%	9.81%	2/1/2024	2/1/2031	7,974	7,971	7,881	0.54
PF Atlantic Holdco 2, LLC	(c)(e)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.56%	11/12/2021	11/12/2027	36,014	35,699	36,014	2.44
PPV Intermediate Holdings, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.45%	8/7/2024	8/31/2029	9,914	9,830	9,914	0.67
Project Castle, Inc.	(e)	(2)(3)	Capital Equipment	SOFR	5.50%	9.72%	6/24/2022	6/1/2029	7,275	6,794	6,018	0.41
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	10.14%	2/1/2021	2/1/2027	429	420	422	0.03
Prophix Software Inc. (Canada)	(a)(b)(e)	(2)(3)(7)(15)	Software	SOFR	6.00%	10.16%	11/21/2023	2/1/2027	19,529	19,416	19,479	1.32
Propio LS, LLC	(b)(e)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.75%	5/12/2025	5/12/2030	12,025	11,909	11,962	0.81
PXO Holdings I Corp.	(a)(b)(e)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.55%	3/8/2022	3/8/2028	11,392	11,264	11,191	0.76
QBS Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.50%	11/7/2024	6/3/2032	21,974	21,791	22,146	1.50
Radwell Parent, LLC	(b)(c)(e)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.50%	12/1/2022	4/1/2029	10,602	10,503	10,601	0.72
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.66%	12/19/2024	12/19/2031	7,746	7,675	7,735	0.53
Ranpak Corp.	(c)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.66%	12/19/2024	12/19/2031	12,104	11,992	12,086	0.82
RFS Opco LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.73%	6/13/2025	4/4/2031	—	(19)	(22)	0.00
Rialto Management Group, LLC	(b)(e)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	9.16%	12/5/2024	12/5/2030	9,673	9,584	9,725	0.66
Rotation Buyer, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.76%	12/27/2024	12/27/2031	13,011	12,863	12,881	0.87
Saguaro Buyer, LLC	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.48%	7/3/2025	7/3/2032	8,331	8,137	8,131	0.55
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.67%	10/7/2022	10/7/2029	155	153	155	0.01
Seahawk Bidco, LLC	(a)(b)(e)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.78%	12/19/2024	12/19/2031	29,643	29,422	29,689	2.02
Sigma Irish Acquico Limited (Ireland)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.25%	3/19/2025	3/19/2032	€4,511	4,880	5,216	0.35

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Sigma Irish Acquico Limited (Ireland)	(d)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.95%	3/19/2025	3/19/2032		$6,815	$6,662	$6,694	0.45%
SitusAMC Holdings Corporation	(b)(c)(e)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.50%	5/14/2025	5/14/2031		27,692	27,561	27,499	1.87
Smarsh Inc.	(a)(b)(e)	(2)(3)(15)	Software	SOFR	4.75%	8.76%	2/18/2022	2/18/2029		4,457	4,401	4,485	0.30
Specialty Pharma III, Inc.	(c)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.66%	2/20/2025	3/31/2028		13,491	13,481	13,491	0.92
Speedstar Holding LLC	(b)(c)(e)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.29%	7/2/2024	7/22/2027		18,033	17,873	17,662	1.20
SPF Borrower, LLC	(a)(e)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.25%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.71
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.50%	2/1/2024	2/1/2028		3,955	3,955	3,955	0.27
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.50%	9.70%	9/25/2025	7/25/2028		—	(78)	50	0.00
Spotless Brands, LLC	(a)(b)(c)(e)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.75%	6/21/2022	7/25/2028		33,553	33,057	33,726	2.29
Tank Holding Corp.	(a)(b)(c)(e)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.91%	3/31/2022	3/31/2028		24,750	24,522	24,076	1.63
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	10.16%	9/26/2024	3/31/2028		2,825	2,804	2,769	0.19
TCFI Aevex LLC	(b)(c)(e)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.16%	3/18/2020	3/18/2028		27,752	27,699	26,759	1.82
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.52%	9/17/2024	9/17/2031		20,664	20,398	20,929	1.42
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(15)	Energy: Electricity	CORRA	5.25%	8.00%	7/22/2024	7/22/2030	C$	9,289	6,610	6,614	0.45
Tufin Software North America, Inc.	(a)(b)(c)(e)	(2)(3)(11)(15)	Software	SOFR	5.18%	9.34%	8/17/2022	8/17/2028		30,321	29,976	30,288	2.04
Turbo Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.00%	12/2/2019	6/1/2026		42,550	42,505	41,649	2.83
U.S. Legal Support, Inc.	(a)(b)(c)(e)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.81%	11/30/2018	5/31/2026		20,941	20,930	20,768	1.41
United Flow Technologies Intermediate Holdco II, LLC	(a)(c)(e)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.31%	6/21/2024	6/21/2031		5,006	4,907	5,006	0.34
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)(15)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.58%	4/13/2020	4/13/2027		51,022	50,828	45,619	3.08
USR Parent Inc.	(e)	(2)(3)(10)	Retail	SOFR	7.60%	11.88%	4/22/2022	4/25/2027		2,291	2,283	2,268	0.15
Vensure Employer Services, Inc.	(a)(b)(c)(e)	(2)(15)	Business Services	SOFR	5.00%	9.04%	9/27/2024	9/27/2031		23,597	23,373	23,394	1.59
Vienna Bidco Limited (United Kingdom)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030		£7,264	9,503	9,525	0.65
Whitney Merger Sub, Inc.	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.73%	7/3/2025	7/3/2032		34,266	33,886	33,883	2.30
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	10.25%	10/29/2021	12/31/2028		17,229	17,101	12,302	0.84

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
World 50, Inc.	(b)(c)(e)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030	$18,853	$18,528	$18,867	1.28%
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.07%	9/13/2021	9/13/2027	432	429	391	0.03
YLG Holdings, Inc.	(b)(c)(e)	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.03%	9/30/2020	12/23/2030	11,127	11,038	11,183	0.76
First Lien Debt Total										$2,196,566	$2,161,993	146.77%
Second Lien Debt (2.2% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.95%	9/30/2021	9/30/2028	$11,302	$11,227	$11,217	0.76%
AQA Acquisition Holdings, Inc.	(b)(e)	(2)(3)	High Tech Industries	SOFR	6.25%	10.56%	5/14/2021	3/3/2029	14,410	14,316	14,334	0.98
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	3,055	3,044	3,064	0.21
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,456	1,436	1,433	0.10
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.98%	7/25/2025	6/30/2029	64	64	64	0.00
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.81%	10/28/2020	10/28/2028	14,896	14,705	12,579	0.85
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.81%	11/16/2020	11/2/2028	13,000	12,872	11,646	0.79
Second Lien Debt Total										$57,664	$54,337	3.69%

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (4.6% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.23%	3/12/2025	4/15/2038	$3,500	$3,500	$3,442	0.23%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.08%	3/28/2025	4/20/2038	4,000	3,962	4,073	0.28
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.08%	11/18/2024	1/20/2038	1,250	1,250	1,261	0.09
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.33%	3/28/2025	7/22/2038	4,670	4,670	4,706	0.32
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.23%	11/14/2024	10/17/2037	1,330	1,330	1,339	0.09
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.48%	2/14/2025	4/20/2038	2,500	2,500	2,453	0.17
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.48%	11/22/2024	1/22/2038	3,270	3,270	3,288	0.22
Arini European CLO IV DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.17%	8.20%	1/28/2025	1/15/2038	€2,500	2,631	2,967	0.20
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.18%	11/8/2024	10/15/2038	€1,750	1,876	2,073	0.14
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.98%	11/20/2024	1/15/2038	1,275	1,275	1,289	0.09
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.48%	12/20/2024	1/15/2038	5,000	5,000	4,990	0.34
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.78%	11/15/2024	1/22/2038	3,000	3,000	3,038	0.21

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.98%	2/20/2025	4/15/2038	$3,000	$3,000	$2,915	0.20%
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.73%	11/18/2024	1/18/2038	3,000	3,000	3,028	0.21
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.23%	3/11/2025	3/31/2038	4,000	4,000	4,008	0.27
CVC Cordatus Loan Fund X DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.35%	7.38%	1/24/2025	1/26/2038	€1,100	1,155	1,294	0.09
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	7.78%	12/12/2024	1/15/2038	€3,490	3,653	4,131	0.28
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.23%	3/21/2025	3/22/2038	2,500	2,500	2,526	0.17
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.73%	10/29/2024	10/20/2037	3,250	3,250	3,254	0.22
Empower CLO 2025-1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.90%	9.88%	5/15/2025	7/20/2038	4,000	4,000	4,056	0.28
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.98%	10/18/2024	1/20/2038	2,190	2,190	2,222	0.15
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.73%	10/31/2024	10/20/2037	3,375	3,375	3,395	0.23
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.78%	11/22/2024	1/15/2038	3,050	3,050	3,083	0.21
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.48%	3/14/2025	4/16/2039	6,000	6,000	6,058	0.42
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.98%	1/30/2025	1/15/2038	1,500	1,500	1,487	0.10
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.08%	11/25/2024	1/15/2038	2,875	2,875	2,907	0.20
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.23%	3/28/2025	4/20/2038	6,000	6,000	6,053	0.41
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.73%	12/19/2024	1/20/2038	3,000	3,000	3,004	0.20
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	10.23%	11/5/2024	1/20/2038	2,000	2,000	2,020	0.14
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.98%	11/20/2024	1/15/2038	2,220	2,220	2,222	0.15
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.38%	11/25/2024	1/25/2038	1,970	1,970	1,988	0.13
Regatta XXIV Funding Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	9.13%	12/20/2024	1/20/2038	3,000	3,000	2,989	0.20
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.48%	11/26/2024	1/15/2037	2,860	2,860	2,871	0.19
Silver Point CLO 1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.23%	12/23/2024	1/20/2038	2,250	2,250	2,244	0.15
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.73%	11/25/2024	1/15/2038	2,200	2,200	2,217	0.15
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	9.13%	2/28/2025	4/15/2038	1,500	1,500	1,501	0.10
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.78%	2/13/2025	4/26/2038	1,670	1,670	1,674	0.11
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	7.88%	11/12/2024	1/15/2039	€4,380	4,640	5,192	0.35
Structured Credit Investments Total										$111,122	$113,258	7.69%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (3.4% of fair value)
48forty Intermediate Holdings, Inc.	(a)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,611	0.18

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	56	$833	$833	0.06%
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,083	0.07
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	8,693	0.59
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	10	10,284	10,246	0.70
Buckeye Group Holdings, L.P.	(c)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	4,099	1,218	331	0.02
Buckeye Group Holdings, L.P.	(c)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	1,049	0.07
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	276	0.02
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	55	55	—
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	156	185	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		3/11/2025	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,521	7,535	0.51
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,253	22,238	21,750	1.47
iRobot Corporation	(a)	(6)(7)(12)	Consumer Goods: Durable		3/11/2025	83	—	22	0.00
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	561	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.04
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	879	0.06
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	195	0.01
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	1	4,173	4,797	0.33
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	341	0.02
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,428	7,204	0.49
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	30	88	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	1,949	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,739	0.19
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	2,795	5,870	5,904	0.40

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	$933	$1,752	0.12%
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	641	641	850	0.06
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	544	0.04
Equity Investments Total							$77,045	$83,080	5.64%
Total investments—non-controlled/non-affiliated							$2,442,397	$2,412,668	163.79%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.9% of fair value)
Align Precision Group, LLC	(b)(c)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75%, (100% PIK)	10.73%	7/3/2025	7/3/2030	$19,753	$19,753	$19,753	1.35%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75%, (100% PIK)	10.73%	7/3/2025	7/3/2030	2,570	2,496	2,570	0.17
First Lien Debt Total									$22,323	$22,249	$22,323	1.52%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,872	$5,449	0.37%
Equity Investments Total							$5,872	$5,449	0.37%
Total investments—non-controlled/affiliated							$28,121	$27,772	1.89%
Total investments							$2,470,518	$2,440,440	165.68%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$212		€184	11/17/2025	$(5)
Forward Currency Contract	Barclays Bank PLC	$144	C$	198	11/17/2025	1
Forward Currency Contract	Barclays Bank PLC	$469		£356	2/13/2026	(10)
Forward Currency Contract	Barclays Bank PLC	$201		€174	2/17/2026	(5)
Forward Currency Contract	Barclays Bank PLC	$141	C$	194	2/17/2026	1
Forward Currency Contract	Barclays Bank PLC	$197		€170	5/15/2026	(5)
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	5/15/2026	1
Forward Currency Contract	Barclays Bank PLC	$407		£309	8/13/2026	(8)
Forward Currency Contract	Barclays Bank PLC	$194		€166	8/17/2026	(5)
Forward Currency Contract	Barclays Bank PLC	$137	C$	188	8/17/2026	1
Forward Currency Contract	Barclays Bank PLC	$199		€170	11/16/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$136	C$	185	11/16/2026	1
Forward Currency Contract	Barclays Bank PLC	$382		£291	2/12/2027	(8)
Forward Currency Contract	Barclays Bank PLC	$183		€156	2/16/2027	(4)
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	2/16/2027	1
Forward Currency Contract	Barclays Bank PLC	$216		€183	5/17/2027	(4)
Forward Currency Contract	Barclays Bank PLC	$130	C$	176	5/17/2027	1
Forward Currency Contract	Barclays Bank PLC	$5,830	C$	7,900	8/4/2027	31
Forward Currency Contract	Barclays Bank PLC	$202		€171	8/16/2027	(4)
Forward Currency Contract	Barclays Bank PLC	$10,975		€9,266	10/25/2027	(237)
Forward Currency Contract	Barclays Bank PLC	$8,084		£6,181	10/29/2027	(166)
Forward Currency Contract	Barclays Bank PLC	$21		€18	10/14/2025	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$22		€19	4/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	7/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	10/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2027	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	4/14/2027	—
Forward Currency Contract	Barclays Bank PLC	$1,184		€971	7/14/2027	13
Forward Currency Contract	Barclays Bank PLC	$40,886		€34,396	1/7/2026	283
Forward Currency Contract	Barclays Bank PLC	$11,810		€9,781	11/30/2026	102
Forward Currency Contract	Barclays Bank PLC	$16,568		€13,677	3/5/2027	146
Forward Currency Contract	Barclays Bank PLC	$19		£14	11/13/2025	—
Forward Currency Contract	Barclays Bank PLC	$16		£12	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	11/13/2026	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$15	£11	2/12/2027	$—
Forward Currency Contract	Barclays Bank PLC	$905	£669	5/14/2027	10
Forward Currency Contract	Barclays Bank PLC	$3	€3	11/14/2025	—
Forward Currency Contract	Barclays Bank PLC	$7	€6	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$7	€6	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$279	€235	6/10/2026	—
Forward Currency Contract	Barclays Bank PLC	£23	$31	11/13/2025	—
Forward Currency Contract	Barclays Bank PLC	£21	$28	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£20	$26	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	£20	$26	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£19	$26	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£19	$26	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	£1,131	$1,510	5/14/2027	3
Forward Currency Contract	Barclays Bank PLC	$6,335	€5,234	8/14/2028	(54)
Forward Currency Contract	Barclays Bank PLC	$32	£24	11/13/2025	—
Forward Currency Contract	Barclays Bank PLC	$28	£21	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$27	£20	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$27	£20	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$26	£19	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$26	£19	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$1,525	£1,131	5/14/2027	12
Forward Currency Contract	Barclays Bank PLC	$506	£373	3/5/2026	4
Forward Currency Contract	Barclays Bank PLC	$10,447	£7,719	8/25/2026	84
Forward Currency Contract	Barclays Bank PLC	$19,798	£14,487	10/20/2025	315
Forward Currency Contract	Barclays Bank PLC	$19	€16	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$18	€15	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$13	€11	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$18	€15	11/16/2026	—
Forward Currency Contract	Barclays Bank PLC	$920	€764	3/5/2027	3
Forward Currency Contract	Barclays Bank PLC	$12	€10	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$12	€10	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$12	€10	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$12	€10	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$12	€10	2/16/2027	—
Forward Currency Contract	Barclays Bank PLC	$653	€542	3/30/2027	2

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$3,685	C$	5,003	9/26/2028	$(19)
Total Derivative Instruments						$477
(a) Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (“SPV”), Carlyle Credit Solutions SPV2 LLC (“SPV2”), Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), CARS Lux Finance SPV S.à.r.l. (“CARS Lux Finance”) or CARS Lux Master S.à.r.l. (“CARS Lux Master”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, CARS Lux Finance or CARS Lux Master.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, the 2024-1 Issuer, CARS Lux Finance, or CARS Lux Master.
(d) Denotes that all or a portion of the assets are owned by the SPV's wholly owned subsidiary, CARS Lux Finance. Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 6, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance, or CARS Lux Master.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 5, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2025, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. As of September 30, 2025, the reference rates for variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98%, the 180-day SOFR at 3.85%, the daily SONIA at 3.97%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 2.03%, the 180-day EURIBOR at 2.10%, and the 30-day CORRA at 2.56%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $83,080, or 5.64% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of September 30, 2025.
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
(12)Represents a non-income producing security as of September 30, 2025.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2025, the aggregate fair value of these securities is $113,258 or 7.69% of the Company’s net assets.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the nine months ended September 30, 2025 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2025	Interest and PIK Income
Align Precision Group, LLC	$—	$19,753	$—	$—	$—	$19,753	$531
Align Precision Group, LLC	—	2,496	—	—	74	2,570	89
Align Precision Group, LLC (Equity)	—	5,872	—	—	(423)	5,449	—
Total investments—non-controlled/affiliated	$—	$28,121	$—	$—	$(349)	$27,772	$620

(15)As of September 30, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$2,747	$(15)
AAH Topco., LLC	Delayed Draw	1.00	7,142	(43)
AArete Investment, LLC	Delayed Draw	1.00	3,256	(19)
AArete Investment, LLC	Revolver	0.50	1,302	(8)
Advanced Web Technologies Holding Company	Revolver	0.50	1,858	(2)
AGS Health BCP LLC	Delayed Draw	—	2,364	(6)
AGS Health BCP LLC	Revolver	0.50	839	(2)
Align Precision Group, LLC	Delayed Draw	1.00	1,443	—
Alpine Acquisition Corp II	Revolver	0.50	695	(353)
AmpersCap LLC	Delayed Draw	1.00	14,501	(171)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	725	—
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	3,971	(1)
Applied Technical Services, LLC	Delayed Draw	2.00	719	(4)
Applied Technical Services, LLC	Delayed Draw	1.00	1,634	(9)
Applied Technical Services, LLC	Revolver	0.50	2,745	(15)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	1
Artifact Bidco, Inc.	Revolver	0.35	123	1
Ascend Buyer, LLC	Revolver	0.50	2,148	(7)
Associations, Inc.	Delayed Draw	—	315	2
Associations, Inc.	Revolver	0.50	407	2
Athlete Buyer, LLC	Delayed Draw	1.00	1,798	(224)
Athlete Buyer, LLC	Revolver	0.50	97	(12)
Atlas US Finco, Inc.	Revolver	0.50	1,143	1
Auditboard, Inc.	Delayed Draw	0.75	2,857	(13)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Auditboard, Inc.	Revolver	0.50%	$1,143	$(5)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	4
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	3
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€2,957	(69)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	367	(10)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	184	—
Bingo Group Buyer, Inc.	Revolver	0.50	397	—
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€1,586	(28)
Bradyifs Holdings, LLC	Delayed Draw	1.00	302	—
Celerion Buyer, Inc.	Delayed Draw	1.00	249	1
Celerion Buyer, Inc.	Revolver	0.50	125	1
CircusTrix Holdings, LLC	Revolver	0.50	538	2
Cliffwater LLC	Revolver	0.50	3,465	(14)
Cority Software Inc. (Canada)	Revolver	0.50	500	—
Coupa Holdings, LLC	Delayed Draw	1.00	193	1
Coupa Holdings, LLC	Revolver	0.50	148	1
CST Holding Company	Revolver	0.50	235	1
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,840	(33)
Deerfield Dakota Holding, LLC	Revolver	0.50	4,273	(43)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(14)
Divisions Holding Corporation	Revolver	0.50	1,600	11
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,475	—
Dwyer Instruments, Inc.	Revolver	0.50	2,710	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(73)
Ellkay, LLC	Revolver	0.50	2,673	12
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	4,762	(48)
Embark Intermediate Holdings, LLC	Revolver	0.50	1,190	(12)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£2,606	(88)
Espresso Bidco Inc.	Delayed Draw	0.50	4,281	(22)
Espresso Bidco Inc.	Revolver	0.50	1,903	(10)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	74	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	—
Excelitas Technologies Corp.	Revolver	0.38	1,164	—
Flexera Software LLC	Revolver	0.38	1,620	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	—	53	—
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(22)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Fullsteam Operations LLC	Revolver	0.50%	$726	$(7)
Galileo Parent, Inc.	Revolver	0.50	1,650	11
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	23	—
GS AcquisitionCo, Inc.	Delayed Draw	0.50	601	—
GS AcquisitionCo, Inc.	Revolver	0.50	34	—
Gymspa (France)	Delayed Draw	1.80	€554	(13)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	38
Heartland Home Services, Inc.	Revolver	0.50	1,612	(47)
Hercules Borrower LLC	Revolver	0.38	2,160	—
Holding Argon (France)	Delayed Draw	1.00	€4,751	(139)
Hoosier Intermediate, LLC	Revolver	0.38	2,400	—
HS Spa Holdings Inc.	Revolver	0.50	978	(6)
Hyphen Solutions, LLC	Delayed Draw	—	1,256	(6)
Hyphen Solutions, LLC	Revolver	0.50	754	(4)
Icefall Parent, Inc.	Revolver	0.25	744	4
iCIMS, Inc.	Revolver	0.50	1,764	(33)
IG Investments Holdings, LLC	Revolver	0.50	325	(1)
IQN Holding Corp.	Revolver	0.38	253	(2)
Kona Buyer, LLC	Delayed Draw	0.50	20,325	75
Kona Buyer, LLC	Revolver	0.50	902	3
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	7,519	(22)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,770	(8)
Lifelong Learner Holdings, LLC	Revolver	0.50	49	(6)
Material Holdings, LLC	Delayed Draw	—	1,918	—
Material Holdings, LLC	Revolver	—	192	(41)
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,866	—
Merative L.P.	Delayed Draw	—	4,706	(24)
Merative L.P.	Revolver	0.50	4,118	(21)
Modernizing Medicine, Inc.	Revolver	0.50	1,099	2
Monarch Buyer, Inc.	Delayed Draw	0.50	9,618	(97)
Monarch Buyer, Inc.	Revolver	0.50	4,328	(44)
More Cowbell II, LLC	Delayed Draw	0.50	1,112	—
More Cowbell II, LLC	Revolver	0.50	2,113	—
NEFCO Holding Company LLC	Delayed Draw	1.00	1,642	—
NEFCO Holding Company LLC	Revolver	0.50	3,294	—
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	2,335	(18)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
North Haven Fairway Buyer, LLC	Revolver	0.50%	$504	$(4)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(56)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,627	(8)
Oak Purchaser, Inc.	Revolver	0.50	824	(2)
Optimizely North America Inc.	Revolver	0.50	1,364	(1)
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,081	(35)
PDI TA Holdings, Inc	Revolver	0.50	351	(4)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	5,267	—
PPV Intermediate Holdings, LLC	Revolver	0.50	547	—
Prophix Software Inc. (Canada)	Delayed Draw	—	938	(2)
Prophix Software Inc. (Canada)	Revolver	0.50	2,229	(5)
Propio LS, LLC	Revolver	0.50	326	(2)
PXO Holdings I Corp.	Revolver	0.50	542	(9)
QBS Parent, Inc.	Delayed Draw	—	12,283	55
QBS Parent, Inc.	Revolver	0.50	4,279	19
Radwell Parent, LLC	Delayed Draw	0.50	862	—
Radwell Parent, LLC	Revolver	0.38	256	—
RFS Opco LLC	Delayed Draw	1.00	4,046	(22)
Rialto Management Group, LLC	Revolver	0.50	361	2
Rotation Buyer, LLC	Delayed Draw	1.00	2,257	(18)
Rotation Buyer, LLC	Revolver	0.50	895	(7)
Saguaro Buyer, LLC	Delayed Draw	1.00	10,260	(102)
Saguaro Buyer, LLC	Revolver	0.50	1,409	(14)
SCP Eye Care HoldCo, LLC	Revolver	0.50	19	—
Seahawk Bidco, LLC	Delayed Draw	1.00	2,869	4
Seahawk Bidco, LLC	Revolver	0.50	2,333	3
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50	€1,286	(19)
Smarsh Inc.	Delayed Draw	1.00	816	4
Smarsh Inc.	Revolver	0.50	441	2
Speedstar Holding LLC	Delayed Draw	1.00	1,789	(34)
SPF Borrower, LLC	Revolver	0.50	403	—
Spotless Brands, LLC	Delayed Draw	1.00	10,452	50
Spotless Brands, LLC	Revolver	0.50	658	3
Tank Holding Corp.	Revolver	0.38	828	(22)
The Chartis Group, LLC	Delayed Draw	1.00	6,373	56

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
The Chartis Group, LLC	Revolver	0.50%		$3,187	$28
Total Power Limited (Canada)	Delayed Draw	1.00	C$	824	(5)
Total Power Limited (Canada)	Revolver	0.50	C$	933	(5)
Tufin Software North America, Inc.	Revolver	0.50		2,820	(3)
Turbo Buyer, Inc.	Revolver	0.50		538	(11)
U.S. Legal Support, Inc.	Revolver	0.50		887	(7)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		3,719	1
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		279	—
Vensure Employer Services, Inc.	Delayed Draw	0.50		1,667	(13)
Whitney Merger Sub, Inc.	Revolver	0.50		4,895	(48)
Wineshipping.com LLC	Delayed Draw	—		1,611	(416)
Wineshipping.com LLC	Revolver	0.50		238	(62)
World 50, Inc.	Revolver	0.50		860	1
YLG Holdings, Inc.	Delayed Draw	0.50		592	3
YLG Holdings, Inc.	Revolver	0.50		274	1
Total unfunded commitments				$329,500	$(2,471)
The type of investments as of September 30, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,218,815	$2,184,316	89.6%
Second Lien Debt	57,664	54,337	2.2
Equity Investments	82,917	88,529	3.6
Structured Credit Investments	111,122	113,258	4.6
Total	$2,470,518	$2,440,440	100.0%
The rate type of debt investments as of September 30, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,383,022	$2,347,316	99.8%
Fixed Rate	4,579	4,595	0.2
Total	$2,387,601	$2,351,911	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)
The industry composition of investments as of September 30, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$56,978	$55,697	2.3%
Auto Aftermarket & Services	83,084	80,160	3.3
Beverage & Food	17,375	12,302	0.5
Business Services	233,021	232,356	9.5
Capital Equipment	92,169	95,403	3.9
Chemicals, Plastics & Rubber	35,369	35,277	1.4
Construction & Building	91,748	89,385	3.7
Consumer Goods: Durable	4,775	2,514	0.1
Consumer Goods: Non-Durable	4,611	4,707	0.2
Consumer Services	201,380	197,172	8.1
Containers, Packaging & Glass	101,994	87,831	3.6
Diversified Financial Services	234,399	236,179	9.7
Energy: Electricity	8,105	8,121	0.3
Energy: Oil & Gas	27,661	28,050	1.1
Environmental Industries	89,102	84,364	3.5
Healthcare & Pharmaceuticals	313,573	319,213	13.1
High Tech Industries	98,654	98,706	4.0
Leisure Products & Services	159,435	160,102	6.6
Media: Broadcasting & Subscription	14,216	14,214	0.6
Media: Diversified & Production	39,430	41,124	1.7
Retail	18,564	18,677	0.8
Software	319,960	322,504	13.2
Sovereign & Public Finance	80	81	0.0
Structured Credit	111,122	113,258	4.6
Telecommunications	34,109	34,339	1.4
Transportation: Cargo	45,892	34,331	1.4
Utilities: Water	8,090	8,422	0.3
Wholesale	25,622	25,951	1.1
Total	$2,470,518	$2,440,440	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)
The geographical composition of investments as of September 30, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,234	$2,270	0.1%
Bermuda	2,860	2,871	0.1
Canada	132,077	136,336	5.6
Cayman Islands	90,807	91,225	3.7
France	25,420	26,493	1.1
Ireland	25,497	27,567	1.1
Italy	17,766	19,424	0.8
Luxembourg	83,724	83,722	3.4
Netherlands	7,675	7,735	0.3
Spain	7,525	7,602	0.3
Sweden	1,168	341	0.0
United Kingdom	76,075	79,423	3.3
United States	1,997,690	1,955,431	80.2
Total	$2,470,518	$2,440,440	100.0%
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(14)	Business Services	SOFR	7.75%	12.44%	10/18/2019	10/18/2025	$8,232	$8,192	$7,541	0.51%
LVF Holdings, Inc.	(b)(c)(e)	(2)(3)(11)(14)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2021	6/10/2027	39,757	39,366	39,757	2.66
Material Holdings, LLC	(c)	(2)(3)(11)(14)	Business Services	SOFR	1.35%, 4.65% PIK	10.33%	8/19/2021	8/19/2027	13,749	13,749	13,749	0.92
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.29%	8/19/2021	8/19/2027	3,378	1,310	877	0.06
Maverick Acquisition, Inc.	(b)(c)	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.58%	6/1/2021	6/1/2027	42,751	42,351	31,105	2.08
Medical Manufacturing Technologies, LLC	(c)(e)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.09%	12/23/2021	12/23/2027	19,468	19,226	19,163	1.28
NEFCO Holding Company LLC	(a)(b)(c)(e)	(2)(3)(14)	Construction & Building	SOFR	5.75%	10.31%	8/5/2022	8/5/2028	31,928	31,499	31,842	2.13
North Haven Fairway Buyer, LLC	(a)(b)(c)(e)	(2)(3)(14)	Consumer Services	SOFR	6.50%	10.90%	5/17/2022	5/17/2028	22,799	22,409	22,799	1.53
North Haven Fairway Buyer, LLC	(c)	(2)(3)(14)	Consumer Services	SOFR	5.25%	9.66%	6/26/2024	5/17/2028	2,246	2,139	2,188	0.15
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.81%	4/28/2022	4/28/2028	7,475	7,426	7,353	0.49
Oak Purchaser, Inc.	(a)(b)(e)	(2)(3)(14)	Business Services	SOFR	5.50%	9.82%	2/1/2024	4/28/2028	1,039	1,000	997	0.07
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	8.11%	10/30/2024	10/30/2031	€3,030	3,258	3,119	0.21
Optimizely North America Inc.	(b)	(2)(3)(14)	High Tech Industries	SOFR	5.00%	9.36%	10/30/2024	10/30/2031	8,970	8,869	8,909	0.60
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	10.20%	10/30/2024	10/30/2031	£1,212	1,556	1,511	0.10
Oranje Holdco, Inc.	(b)(e)	(2)(3)(14)	Business Services	SOFR	7.75%	12.32%	2/1/2023	2/1/2029	4,026	3,941	4,058	0.27
Oranje Holdco, Inc.	(b)(e)	(2)(3)	Business Services	SOFR	7.25%	11.82%	6/26/2024	2/1/2029	1,687	1,656	1,671	0.11
Orthrus Limited (United Kingdom)	(d)	(2)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	9.13%	12/4/2024	12/4/2031	€1,805	1,882	1,841	0.12
Orthrus Limited (United Kingdom)	(d)	(2)(3)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.72%	12/4/2024	12/4/2031	4,768	4,697	4,696	0.31
Orthrus Limited (United Kingdom)	(d)	(2)(14)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.95%	12/4/2024	12/4/2031	£2,021	2,531	2,474	0.17
PAM Bidco Limited (United Kingdom)	(d)	(14)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£67	86	82	0.01
PAM Bidco Limited (United Kingdom)	(d)	(2)(14)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£5,682	7,181	6,905	0.46
Park County Holdings, LLC	(b)(e)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.62%	11/29/2023	11/29/2029	28,759	28,249	28,615	1.92
PDI TA Holdings, Inc	(b)	(2)(3)(14)	Software	SOFR	5.50%	10.08%	2/1/2024	2/1/2031	2,572	2,545	2,568	0.17
Performance Health Holdings, Inc.	(e)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.11%	7/12/2021	7/12/2027	6,444	6,382	6,444	0.43

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
As of September 30, 2025
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
CARS Lux S.à.r.l. is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg. It became a wholly owned subsidiary of the Company on July 23, 2024 and a wholly owned subsidiary of the SPV on August 14, 2025. On June 6, 2025, CARS Lux S.à.r.l. formally changed its legal name to CARS Lux Finance SPV S.à r.l. (“CARS Lux Finance”), which did not impact the operations, accounting treatment, or tax status of the entity. This change was administrative in nature and did not result in any modification to the entity’s capital structure, governing documents, legal form, ownership, or its functional role within the consolidated group. CARS Lux Finance invests in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements starting from July 23, 2024.
CARS Lux Master S.à.r.l. (“CARS Lux Master” and together with the CARS Lux Finance, the SPVs and the 2024-1 Issuer, the “Subsidiaries”) is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg that became a wholly owned subsidiary of the Company on June 6, 2025. CARS Lux Master intends to invest in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements starting from June 6, 2025.
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

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with four large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2025 and December 31, 2024, the Company held restricted cash balances of $74,215 and $58,745, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of September 30, 2025 and December 31, 2024, the Company held $5,194 and $2,993, respectively, in restricted cash denominated in a foreign currency. As of September 30, 2025 and December 31, 2024, the cost of foreign currencies was $11,659 and $4,408, respectively. As of September 30, 2025 and December 31, 2024, the fair value of foreign currencies was $11,666 and $4,407, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2025 and December 31, 2024, the fair value of the loans in the portfolio with PIK provisions was $393,735 and $340,092, respectively, which represents approximately 16.1% and 17.4%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2025, the Company earned $5,737 and $15,904 in PIK income, respectively. For the three and nine months ended September 30, 2024, the Company earned $5,246 and $13,483 in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Company earned $909 and $3,196, respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees. For the three and nine months ended September 30, 2024, the Company earned $898 and $3,791, respectively, in other income, primarily from amendment fees and prepayment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, the fair value of investments on non-accrual status was $20,071 and $10,487, respectively. The remaining income producing investments were performing and current on their interest payments as of September 30, 2025 and December 31, 2024 and for the periods then ended.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2025, the Company incurred $483 and $1,492, respectively, in excise tax expense. For the three and nine months ended September 30, 2024, the Company incurred $410 and $1,251, respectively, in excise tax expense.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; and (iii) the Investment Adviser engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of September 30, 2025 and audited consolidated financial statements as of December 31, 2024.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025 and 2024, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,184,316	$2,184,316
Second Lien Debt	—	—	54,337	54,337
Equity Investments	—	—	88,529	88,529
Structured Credit Investments	—	—	113,258	113,258
Total Investments	$—	$—	$2,440,440	$2,440,440
Derivative Assets(1)	—	477	—	477
Liabilities
Derivative Liabilities(1)	—	—	—	—
Total				$2,440,917

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,720,761	$1,720,761
Second Lien Debt	—	—	92,724	92,724
Equity Investments	—	—	75,313	75,313
Structured Credit Investments	—	—	62,471	62,471
Total Investments	$—	$—	$1,951,269	$1,951,269
Derivative Assets(1)	—	3,772	—	3,772
Liabilities
Derivative Liabilities(1)	—	—	—	—
Total				$1,955,041
(1)As of September 30, 2025 and December 31, 2024, derivative assets and liabilities include forward currency contracts.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,996,615	$51,987	$87,611	$112,663	$2,248,876
Purchases	284,885	683	8,018	—	293,586
Sales	(32,923)	—	(7,164)	—	(40,087)
Paydowns	(58,244)	—		—	(58,244)
Accretion of discount	1,821	33	87	—	1,941
Net realized gains (losses)	(18,889)	—	—	—	(18,889)
Net change in unrealized appreciation (depreciation)	11,051	1,634	(23)	595	13,257
Balance, end of period	$2,184,316	$54,337	$88,529	$113,258	$2,440,440
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(6,287)	$1,634	$(23)	$594	$(4,082)

	Financial Assets
	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Purchases	833,660	2,576	17,179	48,584	901,999
Sales	(33,247)	(2,599)	(7,832)	—	(43,678)
Paydowns	(329,416)	(38,180)	—	—	(367,596)
Accretion of discount	6,820	814	165	3	7,802
Net realized gains (losses)	(18,827)	(18,011)	29	—	(36,809)
Net change in unrealized appreciation (depreciation)	4,565	17,013	3,675	2,200	27,453
Balance, end of period	$2,184,316	$54,337	$88,529	$113,258	$2,440,440
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(7,607)	$(346)	$3,663	$2,199	$(2,091)

	Financial Assets
	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,508,086	$126,799	$63,568	$1,698,453
Purchases	130,986	541	1,347	132,874
Sales	—	(22,467)	(33)	(22,500)
Paydowns	(118,310)	(6,222)	(1,810)	(126,342)
Accretion of discount	2,290	159	33	2,482
Net realized gains (losses)	1	(2,444)	1,391	(1,052)
Net change in unrealized appreciation (depreciation)	(3,741)	3,904	(300)	(137)
Balance, end of period	$1,519,312	$100,270	$64,196	$1,683,778
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(2,947)	$306	$214	$(2,427)

	Financial Assets
	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$1,572,751	$186,479	$61,088	$1,820,318
Purchases	256,386	3,908	9,044	269,338
Sales	(37,521)	(22,467)	(1,513)	(61,501)
Paydowns	(275,008)	(66,975)	(4,549)	(346,532)
Accretion of discount	6,167	1,060	166	7,393
Net realized gains (losses)	(43,171)	(2,444)	2,433	(43,182)
Net change in unrealized appreciation (depreciation)	39,708	709	(2,473)	37,944
Balance, end of period	$1,519,312	$100,270	$64,196	$1,683,778
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(4,177)	$(1,006)	$(918)	$(6,101)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2025 and December 31, 2024:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	September 30, 2025			Low	High
Investments in First Lien Debt	$1,893,238	Discounted Cash Flow	Discount Rate	5.55%	23.11%	9.91%
	203,762	Consensus Pricing	Indicative Quotes	82.73%	100.00%	98.58%
	87,316	Income Approach	Discount Rate	7.46%	14.45%	10.59%
		Market Approach	Comparable Multiple	8.22x	13.60x	10.97x
Total First Lien Debt	2,184,316
Investments in Second Lien Debt	42,627	Discounted Cash Flow	Discount Rate	10.29%	18.82%	14.44%
	11,646	Consensus Pricing	Indicative Quotes	89.58%	89.58%	89.58%
	64	Income Approach	Discount Rate	13.30%	13.30%	13.30%
Total Second Lien Debt	54,337
Investments in Structured Credit	113,258	Consensus Pricing	Indicative Quotes	97.16%	101.83%	100.48%
Total Structured Credit Investments	113,258
Investments in Equity	43,025	Income Approach	Discount Rate	12.34%	16.16%	13.49%
	45,504	Market Approach	Comparable Multiple	6.65x	21.25x	12.87x
Total Equity Investments	88,529
Total Level 3 Investments	$2,440,440

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,458,326	Discounted Cash Flow	Discount Rate	7.22%	21.50%	11.19%
	143,365	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.87%
	119,070	Income Approach	Discount Rate	10.65%	14.61%	11.49%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.55x
Total First Lien Debt	1,720,761
Investments in Second Lien Debt	65,054	Discounted Cash Flow	Discount Rate	10.40%	17.03%	12.80%
	25,128	Consensus Pricing	Indicative Quotes	88.33%	99.75%	94.53%
	2,542	Income Approach	Discount Rate	14.33%	14.33%	14.33%
Total Second Lien Debt	92,724
Investments in Structured Credit	62,471	Consensus Pricing	Indicative Quotes	99.96%	102.20%	100.23%
Total Structured Credit Investments	62,471
Investments in Equity	43,143	Income Approach	Discount Rate	12.34%	14.61%	13.18%
	32,170	Market Approach	Comparable Multiple	6.25x	17.09x	11.06x
Total Equity Investments	75,313
Total Level 3 Investments	$1,951,269
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
Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities and 2024-1 Debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
SPV Credit Facility	$294,667	$294,667	$164,732	$164,732
SPV2 Credit Facility	480,000	480,000	55,000	55,000
2024-1 Aaa/AAA Class A-1 Notes	92,500	92,614	92,500	92,584
2024-1 Aaa/AAA Class A-L1 Notes	104,000	104,000	104,000	103,995
2024-1 Aaa/AAA Class A-L2 Notes	50,000	50,062	50,000	49,998
2024-1 Aaa/AAA Class A-2 Notes	17,000	17,086	17,000	16,999
2024-1 Aaa/AAA Class B Notes	25,500	25,525	25,500	25,588
Total	$1,063,667	$1,063,954	$508,732	$508,896
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
Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Base management fees	$3,641	$2,569	$10,896	$7,720
Incentive fees	5,118	4,434	15,236	13,864
Total base management fees and incentive fees	$8,759	$7,003	$26,132	$21,584
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2025 and 2024, there were no accrued or realized capital gains incentive fees.
As of September 30, 2025 and December 31, 2024, $8,759 and $8,738, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2025, the Company incurred $593 and $1,186, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2024, the Company incurred $568 and $1,533, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $923 and $1,504, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2025, the Company incurred $276 and $783, respectively, in fees under the State Street Sub-Administration Agreement. For the three and nine months ended September 30, 2024, the Company incurred $189 and $618, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $772 and $229, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 26, 2017, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.
For the three and nine months ended September 30, 2025 and 2024, TCG had no placement fees accrued from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2025, the Company incurred $109 and $299, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. For the three and nine months ended September 30, 2024, the Company incurred $79 and $247, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, no fees or expenses associated with its directors were payable.
5. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of September 30, 2025 and December 31, 2024.

As of September 30, 2025
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$10,474	C$	14,211	$19
Barclays Bank PLC	$91,515		€76,491	222
Barclays Bank PLC	$42,785		£31,708	233
Barclays Bank PLC	£1,253		$1,673	3
				$477

As of December 31, 2024
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$6,882	C$	9,561	$222
Barclays Bank PLC	$58,036		€53,441	2,606
Barclays Bank PLC	$27,658		£21,345	944
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
The following table is intended to provide additional information about the effect of the forward currency contracts on the unaudited consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of September 30, 2025 and December 31, 2024. Refer to Note 3, Fair Value

Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments.

As of September 30, 2025
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$1,015	$(538)	$477	$—	$477

As of December 31, 2024
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$3,772	$—	$3,772	$—	$3,722
6. BORROWINGS
SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2025 and December 31, 2024, asset coverage was 238.5% and 393.4%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025	December 31, 2024
SPV Credit Facility	$294,667	$164,732
SPV2 Credit Facility	480,000	55,000
2024-1 Debt	289,000	289,000
Total principal amount outstanding	1,063,667	508,732
Less: unamortized debt issuance costs	(1,956)	(2,077)
Total carrying value	$1,061,711	$506,655
SPV Credit Facility
SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender on April 1, 2019, which was most recently amended and restated on August 26, 2025, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $300,000 as of September 30, 2025, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The total commitments of $300,000 will be subject to increases of $100,000 on December 12, 2025 and $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. The SPV Credit Facility has a revolving period through October 15, 2028 (October 15, 2026 prior to the August 26, 2025 amendment), and a maturity date of April 3, 2030 (April 3, 2028 prior to the August 26, 2025 amendment), with one one-year extension option, subject to SPV’s and the lender’s consent. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% (2.35% prior to the August 26, 2025 amendment) per year. SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.

Below is a summary of the borrowings and repayments under the SPV Credit Facility for the three and nine months ended September 30, 2025 and 2024, and the outstanding balances under the SPV Credit Facility for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding borrowings, beginning of period	$291,407	$402,074	$164,732	$424,447
Borrowings	34,827	135,680	327,271	304,909
Repayments	(31,034)	(207,075)	(205,644)	(397,075)
Foreign currency translation	(533)	3,333	8,308	1,731
Outstanding borrowings, end of period	$294,667	$334,012	$294,667	$334,012
The SPV Credit Facility consisted of the following as of September 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
September 30, 2025	$300,000	$294,667	$5,333	$5,333
December 31, 2024	$300,000	$164,732	$135,268	$135,268
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and credit facility fees of the SPV Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$4,266	$6,863	$10,689	$22,293
Facility unused commitment fee	48	374	403	2,342
Amortization of deferred financing costs	242	222	692	677
Total interest expense and credit facility fees	$4,556	$7,459	$11,784	$25,312
Cash paid for interest expense and credit facility fees	$3,833	$9,694	$7,901	$27,660
Weighted average debt principal outstanding	$285,622	$350,045	$229,493	$382,557
Weighted average interest rate(1)	5.85%	7.67%	6.14%	7.68%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the SPV Credit Facility were as follows:

	As of
	September 30, 2025	December 31, 2024
Interest expense payable	$4,380	$740
Unused commitment fees payable	49	331
Interest and credit facility fees payable	$4,429	$1,071
Weighted average interest rate	5.79%	6.72%
SPV2 Credit Facility
SPV2 entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility”, together with the SPV Credit Facility, the “Credit Facilities”) with a lender on May 13, 2020, which was most recently amended and restated on October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of September 30, 2025, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to the October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to the October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 pays a fee of 0.25% per year on undrawn amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Below is a summary of the borrowings and repayments under the SPV2 Credit Facility for the three and nine months ended September 30, 2025 and 2024, and the outstanding balances under the SPV2 Credit Facility for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding borrowings, beginning of period	$252,000	$330,300	$55,000	$330,300
Borrowings	234,000	—	456,000	—
Repayments	(6,000)	—	(31,000)	—
Outstanding borrowings, end of period	$480,000	$330,300	$480,000	$330,300
The SPV2 Credit Facility consisted of the following as of September 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
September 30, 2025	$550,000	$480,000	$70,000	$53,965
December 31, 2024	$550,000	$55,000	$495,000	$226,179
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and credit facility fees of the SPV2 Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$6,232	$6,636	$11,409	$19,791
Facility unused commitment fee	123	141	795	419
Amortization of deferred financing costs	229	224	687	672
Total interest expense and credit facility fees	$6,584	$7,001	$12,891	$20,882
Cash paid for interest expense and credit facility fees	$3,992	$8,932	$8,629	$23,131
Weighted average debt principal outstanding	$356,543	$330,300	$218,692	$330,300
Weighted average interest rate(1)	6.84%	7.86%	6.88%	7.90%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the SPV2 Credit Facility were as follows:

	As of
	September 30, 2025	December 31, 2024
Interest expense payable	$4,286	$754
Unused commitment fees payable	63	237
Interest and credit facility fees payable	$4,349	$991
Weighted average interest rate	6.78%	7.14%
Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and were scheduled to mature in October 2037. As of September 30, 2025, the Company retained $59,500 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the

2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt and the principal amount and carrying value as of September 30, 2025 and December 31, 2024:

				As of
2024-1 Debt Tranche(1)	Credit Rating	Reference Rate	Spread	September 30, 2025	December 31, 2024
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,956)	(2,077)
Total Carrying Value				$287,044	$286,923
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
Pursuant to the Collateral Management Agreement, the 2024-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2024-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2024-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2024-1 Issuer for the three and nine months ended September 30, 2025. Any such waived fees may not be recaptured by the Investment Adviser.
As of September 30, 2025, the 2024-1 Debt was secured by 105 investments with a total fair value of $420,872 and cash of $10,679. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2024-1 Debt.

For the three and nine months ended September 30, 2025, the components of interest expense and credit facility fees on the 2024-1 Debt were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest expense	$4,467	$13,214
Amortization of deferred financing costs and debt issuance costs	41	121
Total interest expense and credit facility fees	$4,508	$13,335
Cash paid for interest expense and credit facility fees	$5,457	$16,427

Weighted average debt principal outstanding	$289,000	$289,000
Weighted average interest rate(1)	6.10%	6.08%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of September 30, 2025 and December 31, 2024, $3,186 and $4,042, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of September 30, 2025 and December 31, 2024, the weighted average interest rates were 6.06% and 6.35%, respectively, based on benchmark rates.
7. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2025 and December 31, 2024:

	As of
Payment Due by Period	September 30, 2025	December 31, 2024
Less than one year	$—	$—
1-3 years	—	—
3-5 years	294,667	164,732
More than 5 years	769,000	344,000
Total	$1,063,667	$508,732
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of September 30, 2025 and audited consolidated financial statements as of December 31, 2024 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$208,643	$102,427
Unfunded revolving loan commitments	120,857	74,513
Total unfunded commitments	$329,500	$176,940
8. NET ASSETS
The Company has the authority to issue 200,000,000 Shares of common stock, par value $0.01 per share, of which 77,403,084 and 76,812,863 Shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. The Company and the Investment Adviser have received an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion.

Share Issuances
New Continuous Offering
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the nine months ended September 30, 2025 and September 30, 2024:

	Shares Issued	Proceeds Received
Nine Months Ended September 30, 2024
January 5, 2024	1,293,638	$25,213
April 3, 2024	701,357	13,852
July 3, 2024	1,035,378	20,428
August 21, 2024	388,906	7,669
Total	3,419,279	$67,162
Nine Months Ended September 30, 2025
January 1, 2025	640,973	$12,454
February 1, 2025	592,986	11,534
March 1, 2025	191,543	3,718
April 1, 2025	343,968	6,615
May 1, 2025	284,021	5,413
June 1, 2025	294,504	5,622
July 1, 2025	412,605	7,881
August 1, 2025	254,146	4,847
September 1, 2025	203,395	3,877
Total	3,218,141	$61,961
On October 1, 2025, the Company accepted subscriptions in the amount of $306,329 with 16,097,173 Shares issued as of such date.
Dividend Reinvestment
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during nine months ended September 30, 2025 and September 30, 2024.

	Shares Issued	Total Consideration
Nine Months Ended September 30, 2024
January 29, 2024	43,547	$849
April 19, 2024	47,662	934
July 19, 2024	58,337	1,156
Total	149,546	$2,939
Nine Months Ended September 30, 2025
January 17, 2025	72,192	$1,403
February 18, 2025	67,606	1,315
March 18, 2025	68,955	1,338
April 29, 2025	73,790	1,419
May 30, 2025	70,167	1,337
June 27, 2025	72,328	1,381
July 29, 2025	72,868	1,392
August 27, 2025	70,031	1,335
September 26, 2025	72,289	1,378
Total	640,226	$12,298
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company expects to conduct quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of its common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted, at a per share price equal to the net asset value per share as of the last date of the quarter in which the Quarterly Tender Offer is conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. The most recent Qualifying Tender was the Quarterly Tender Offer that commenced on September 22, 2025, with a cash payment date of October 29, 2025.

The following summarizes the results of the Quarterly Tender Offers completed during the nine months ended September 30, 2025, and September 30, 2024:

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 31, 2025	3.5%	$19.43	December 31, 2024	$16,063	826,938	1.1%
April 28, 2025	3.5%	$19.23	March 31, 2025	$12,674	659,197	0.8%
July 29, 2025	3.5%	$19.10	June 30, 2025	$34,036	1,782,012	2.3%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 11, 2024	3.5%	$19.60	December 31, 2023	$59,799	3,050,962	5.4%	(5)
May 10, 2024	3.5%	$19.81	March 31, 2024	$53,405	2,695,879	4.9%	(6)
August 8, 2024	3.5%	$19.76	June 30, 2024	$15,591	789,019	1.5%
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

On September 22, 2025, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 2,733,492 shares, representing 3.5% of the number of shares of its common stock outstanding as of September 30, 2025. On October 20, 2025, the Quarterly Tender Offer expired and the Company accepted 1,210,379 shares for purchase, representing approximately 1.6% of the total number of shares outstanding as of September 30, 2025. The purchase price of the shares tendered is the Company’s net asset value per share as of September 30, 2025, or $19.03 per share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the net asset value of the tendered shares as of September 30, 2025 less the 2% early repurchase fee applicable to shares that have not been outstanding for at least one year.

The following tables summarize capital activity during the three and nine months ended September 30, 2025:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2025	78,099,761	$781	$1,574,037	$43,261	$(69,665)	$(56,533)	$1,491,881
Common stock issued	870,146	9	16,595	—	—	—	16,604
Dividend reinvestment	215,189	2	4,103	—	—	—	4,105
Repurchase of common stock	(1,782,012)	(18)	(34,018)	—	—	—	(34,036)
Net investment income (loss)	—	—	—	35,862	—	—	35,862
Net realized gain (loss)	—	—	—	—	(22,850)	—	(22,850)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	19,229	19,229
Dividends declared	—	—	—	(37,787)	—	—	(37,787)
Balance, September 30, 2025	77,403,084	$774	$1,560,717	$41,336	$(92,515)	$(37,304)	$1,473,008

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2025	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462
Common stock issued	3,218,141	32	61,928	—	—	—	61,960
Dividend reinvestment	640,226	7	12,291	—	—	—	12,298
Repurchase of common stock	(3,268,146)	(33)	(62,740)	—	—	—	(62,773)
Net investment income (loss)	—	—	—	106,719	—	—	106,719
Net realized gain (loss)	—	—	—	—	(40,184)	—	(40,184)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	16,252	16,252
Dividends declared	—	—	—	(113,726)	—	—	(113,726)
Balance, September 30, 2025	77,403,084	$774	$1,560,717	$41,336	$(92,515)	$(37,304)	$1,473,008
The following tables summarize capital activity during the three and nine months ended September 30, 2024:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2024	52,619,545	$526	$1,074,143	$42,609	$(45,099)	$(32,213)	$1,039,966
Common stock issued	1,424,284	14	28,083	—	—	—	28,097
Dividend reinvestment	58,337	1	1,155	—	—	—	1,156
Repurchase of common stock	(789,019)	(8)	(15,583)	—	—	—	(15,591)
Net investment income (loss)	—	—	—	31,030	—	—	31,030
Net realized gain (loss)	—	—	—	—	(823)	—	(823)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(3,348)	(3,348)
Dividends declared	—	—	—	(27,108)	—	—	(27,108)
Balance, September 30, 2024	53,313,147	$533	$1,087,798	$46,531	$(45,922)	$(35,561)	$1,053,379

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Common stock issued	3,419,279	34	67,128	—	—	—	67,162
Dividend reinvestment	149,546	1	2,938	—	—	—	2,939
Repurchase of common stock	(6,535,860)	(65)	(128,730)	—	—	—	(128,795)
Net investment income (loss)	—	—	—	97,066		—	97,066
Net realized gain (loss)	—	—	—	—	(42,666)	—	(42,666)
Net change in unrealized appreciation (depreciation)				—	—	36,234	36,234
Dividends declared	—	—	—	(81,773)	—	—	(81,773)
Balance, September 30, 2024	53,313,147	$533	$1,087,798	$46,531	$(45,922)	$(35,561)	$1,053,379
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.
Basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$32,241	$26,859	$82,787	$90,634
Weighted-average shares outstanding	76,747,464	53,278,043	77,608,581	53,995,308
Basic and diluted earnings per share	$0.42	$0.50	$1.07	$1.68

Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Share Amount
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
November 29, 2024	November 29, 2024	December 17, 2024	$0.32
December 18, 2024	December 18, 2024	January 17, 2025	$0.17
January 29, 2025	January 31, 2025	February 18, 2025	$0.16
February 26, 2025	February 28, 2025	March 18, 2025	$0.16
March 20, 2025	March 31, 2025	April 29, 2025	$0.17
April 24, 2025	April 30, 2025	May 30, 2025	$0.16
May 23, 2025	May 30, 2025	June 27, 2025	$0.16
June 17, 2025	June 30, 2025	July 29, 2025	$0.17
July 25, 2025	July 31, 2025	August 27, 2025	$0.16
August 25, 2025	August 29, 2025	September 26, 2025	$0.16
September 18, 2025	September 30, 2025	October 29, 2025	$0.17
October 28, 2025	October 31, 2025	November 25, 2025	$0.16

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30,
	2025	2024
Per Share Data:
Net asset value per share, beginning of period	$19.43	$19.60
Net investment income (loss)(1)	1.38	1.80
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(0.31)	(0.12)
Net increase (decrease) in net assets resulting from operations	1.07	1.68
Dividends declared(2)	(1.47)	(1.53)
Other(3)	—	0.01
Net asset value per share, end of period	$19.03	$19.76
Number of shares outstanding, end of period	77,403,084	53,313,147
Total return based on net asset value(4)	5.70%	8.87%
Net assets, end of period	$1,473,008	$1,053,379
Ratio to average net assets:(5)
Expenses before incentive fees	3.75%	5.63%
Expenses after incentive fees	4.77%	6.92%
Net investment income (loss)	7.17%	9.08%
Interest expense and credit facility fees	2.56%	4.32%
Ratios/Supplemental Data:
Asset coverage, end of period	238.48%	258.57%
Portfolio turnover	18.92%	15.40%
Weighted-average shares outstanding	77,608,581	53,995,308
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

11. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of September 30, 2025 and December 31, 2024, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
12. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2025 and December 31, 2024.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024
Ordinary income	$113,726	$81,773
Long-term capital gains	$—	$—
Tax return of capital	$—	$—
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”) and a subsidiary of Carlyle. We benefit from our Investment Adviser’s investment team of over 195 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
Third Quarter 2025 Highlights
Quarterly Results
•Net investment income was $35.9 million or $0.47 per Share.
•Dividends declared on Shares were $37.8 million or $0.49 per Share.
•Net investment income for the three months ended September 30, 2025 increased from the comparable period in the prior year, primarily driven by a higher average outstanding investment balance due to net origination activity in 2025, partially offset by lower yields on investments.
•NAV per Share decreased to $19.03 as of September 30, 2025 from $19.10 as of June 30, 2025.
Portfolio and Investment Activity
•As of September 30, 2025, we held 246 investments across 187 portfolio companies (including 38 investments in structured credit investments across 35 different collateral managers) and 28 industries for a total fair value of $2.4 billion.
•During the three months ended September 30, 2025, our investment balance increased from $2.2 billion to $2.4 billion driven by net origination activity.
•As of September 30, 2025, non-accrual investments represented 1.5% and 0.8% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended September 30, 2025, we received $16.6 million in total subscriptions and issued 870,146 Shares in connection with these subscriptions.
•During the three months ended September 30, 2025, we repurchased and extinguished 1,782,012 Shares for a cost of $34.0 million.
•Total liquidity as of September 30, 2025 was $152.9 million in cash and undrawn debt capacity.
•On August 26, 2025, we closed an amendment to the SPV Credit Facility, which decreased the interest rate from SOFR + 2.35% to SOFR + 2.06% and extended the maturity date and the revolving period to April 3, 2030 and October 15, 2028, respectively.
Recent Developments
•On October 1, 2025, we accepted subscriptions in the amount of $306.3 million for 16,097,173 Shares.
•On October 20, 2025, we repurchased and extinguished 1,210,379 shares for a cost of $23.0 million.
•On October 28, 2025, we declared a dividend of $0.16 per Share payable on or about November 25, 2025 to common stockholders of record as of October 31, 2025.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per Share. For the three months ended September 30, 2025, we recorded basic and diluted earnings per Share of $0.42, declared dividends per Share of $0.49 and earned $0.47 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2025	June 30, 2025
Net increase (decrease) in net assets resulting from operations	$32,241	$28,483
Weighted-average shares outstanding	76,747,464	77,837,977
Earnings per share - Basic and Diluted	$0.42	$0.37
For the three months ended September 30, 2025 and June 30, 2025, we declared dividends per Share of $0.49 for each period. As of September 30, 2025 and December 31, 2024, our NAV per Share was $19.03 and $19.43, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	Three Months Ended
	September 30, 2025	June 30, 2025
Total investment income	$62,754	$58,942
Total expenses (including excise tax expense)	26,892	22,857
Net investment income	$35,862	$36,085
Weighted-average shares outstanding	76,747,464	77,837,977
Net investment income per share	$0.47	$0.46
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of September 30, 2025:

	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total Investments
Count of investments	167	7	34	38	246
Investments, at amortized cost	$2,218,815	$57,664	$82,917	$111,122	$2,470,518
Investments, at fair value	$2,184,316	$54,337	$88,529	$113,258	$2,440,440
Percentage of total investments at fair value	89.6%	2.2%	3.6%	4.6%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	10.0%	10.1%
Second Lien Debt(1)	12.7%	13.5%
Total Debt and Income Producing Investments(1)(2)	10.1%	10.2%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2025. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.0% as of September 30, 2025.
(2)Weighted average yield for total debt and income producing investments includes income producing equity investments.
The geographical composition of investments at fair value as of September 30, 2025 were as follows:

Geography—% of Fair Value	As of September 30, 2025
Australia	0.1%
Bermuda	0.1
Canada	5.6
Cayman Islands	3.7
France	1.1
Ireland	1.1
Italy	0.8
Luxembourg	3.4
Netherlands	0.3
Spain	0.3
Sweden	0.0
United Kingdom	3.3
United States	80.2
Total	100.0%

The industry composition of investments at fair value as of September 30, 2025 were as follows:

Industry—% of Fair Value	As of September 30, 2025
Aerospace & Defense	2.3%
Auto Aftermarket & Services	3.3
Beverage & Food	0.5
Business Services	9.5
Capital Equipment	3.9
Chemicals, Plastics & Rubber	1.4
Construction & Building	3.7
Consumer Goods: Durable	0.1
Consumer Goods: Non-Durable	0.2
Consumer Services	8.1
Containers, Packaging & Glass	3.6
Diversified Financial Services	9.7
Energy: Electricity	0.3
Energy: Oil & Gas	1.1
Environmental Industries	3.5
Healthcare & Pharmaceuticals	13.1
High Tech Industries	4.0
Leisure Products & Services	6.6

Industry—% of Fair Value	As of September 30, 2025
Media: Broadcasting & Subscription	0.6%
Media: Diversified & Production	1.7
Retail	0.8
Software	13.2
Sovereign & Public Finance	0.0
Structured Credit	4.6
Telecommunications	1.4
Transportation: Cargo	1.4
Utilities: Water	0.3
Wholesale	1.1
Total	100.0%
Our investment activity for the three months ended September 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
September 30, 2025
Investments:
Total investments, beginning of period	$2,292,211
New investments purchased	293,586
Net accretion of discount on investments	1,941
Net realized gain (loss) on investments	(18,889)
Investments sold or repaid	(98,331)
Total Investments, end of period	$2,470,518
Principal amount of investments funded:
First Lien Debt	$284,588
Second Lien Debt	683
Equity Investments(1)	8,018
Structured Credit Investments	—
Total	$293,289
Principal amount of investments sold or repaid:
First Lien Debt	$(111,623)
Second Lien Debt	—
Equity Investments(1)	(7,164)
Structured Credit Investments	—
Total	$(118,787)
Number of new investment commitments(2)(3)	20
Average new investment commitment amount	$16,120
(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company, including structured credit investments, as part of an individual transaction.
(3)For the three months ended September 30, 2025, 100.0% of new funded debt investments and structured credit investments were at floating interest rates.
See the Consolidated Schedules of Investments as of September 30, 2025 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$11,725	0.7%
Internal Risk Rating 2	1,994,077	89.1	1,521,490	83.9
Internal Risk Rating 3	224,836	10.0	271,001	14.9
Internal Risk Rating 4	6,251	0.3	6,727	0.4
Internal Risk Rating 5	13,489	0.6	2,542	0.1
Total	$2,238,653	100.0%	$1,813,485	100.0%

As of September 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1 and 2.2, respectively. As of September 30, 2025 and December 31, 2024, five and three of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	240	$2,420,369	99.2%	195	$1,940,782	99.5%
Non-accrual(1)	6	20,071	0.8	4	10,487	0.5
Total	246	$2,440,440	100.0%	199	$1,951,269	100.0%
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

	Outstanding Principal Balance, as of
	September 30, 2025	December 31, 2024
SPV Credit Facility	$294,667	$164,732
SPV2 Credit Facility	480,000	55,000
2024-1 Debt	289,000	289,000
Total	$1,063,667	$508,732
Weighted average interest rate	6.31%	6.56%
SPV Credit Facility
SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender on April 1, 2019, which was most recently amended and restated on August 26, 2025, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $300,000 as of September 30, 2025, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The total commitments of $300,000 will be subject to increases of $100,000 on December 12, 2025 and $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. The SPV Credit Facility has a maturity date of April 3, 2030, with one one-year extension option, subject to SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2028. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% per year. The SPV also pays a fee of 0.75% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.
The SPV Credit Facility consisted of the following as of September 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2025	$300,000	$294,667	$5,333	$5,333	5.79%
December 31, 2024	$300,000	$164,732	$135,268	$135,268	6.72%
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

The SPV2 Credit Facility consisted of the following as of September 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2025	$550,000	$480,000	$70,000	$53,965	6.78%
December 31, 2024	$550,000	$55,000	$495,000	$226,179	7.14%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Securitizations
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”), which was inclusive of $59,500 in Class C and D notes retained by the Company as of September 30, 2025. The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien secured loans and is scheduled to mature in October, 2037.
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
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount and carrying value as of September 30, 2025 and December 31, 2024:

				As of
2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	September 30, 2025	December 31, 2024
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,956)	(2,077)
Total Carrying Value				$287,044	$286,923
Weighted average interest rate				6.06%	6.35%
(1)     Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
Forward Currency Contracts
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between the Company and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of September 30, 2025, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $477.

Consolidated Results of Operations
For the three months ended September 30, 2025 and June 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025 and June 30, 2025:

	Three Months Ended		Change
	September 30, 2025	June 30, 2025	$
Investment income:
Interest income	$56,108	$52,890	$3,218
PIK income	5,737	4,716	1,021
Other income	909	1,336	(427)
Total investment income	62,754	58,942	3,812
Expenses:
Base management fees	3,641	3,567	74
Incentive fees	5,118	5,152	(34)
Professional fees	741	420	321
Administrative service fees	593	334	259
Interest expense and credit facility fees	15,648	11,910	3,738
Directors’ fees and expenses	109	104	5
Other general and administrative	559	859	(300)
Excise tax expense	483	511	(28)
Total expenses	26,892	22,857	4,035
Net investment income (loss)	35,862	36,085	(223)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(18,889)	13	(18,902)
Net realized currency gain (loss) on non-investment assets and liabilities	(1,076)	4	(1,080)
Net realized gain (loss) on forward currency contracts	(2,885)	(4,537)	1,652
Net change in unrealized appreciation (depreciation) on investments	13,257	5,175	8,082
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,093	(6,724)	7,817
Net change in unrealized gain (loss) on forward currency contracts	4,879	(1,533)	6,412
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(3,621)	(7,602)	3,981
Net increase (decrease) in net assets resulting from operations	$32,241	$28,483	$3,758
Investment Income
The increase in investment income for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, was primarily driven by a higher average outstanding investment balance due to net origination activity. As of September 30, 2025, the size of our portfolio increased to $2,470,518 from $2,292,211 as of June 30, 2025, at amortized cost. As of September 30, 2025 and June 30, 2025, the weighted average yield of our total debt and income producing investments was 10.1% and 10.4%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2025 and June 30, 2025, six of our debt and preferred equity investments were on non-accrual status. Non-accrual investments had a fair value of $20,071 and $46,607, which represented approximately 0.8% and 2.1% of total investments at fair value as of September 30, 2025 and June 30, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of September 30, 2025 and June 30, 2025.
The decrease in other income for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, was primarily driven by a decrease in amendment fees.

Expenses
The increase in interest expense and credit facility fees was primarily driven by higher average outstanding borrowings during the three months ended September 30, 2025.
The increase in base management fees was driven by higher net assets as adjusted for capital activity that occurred during the respective periods.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended September 30, 2025 compared to the three months ended June 30, 2025.
For the three months ended September 30, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2025. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended September 30, 2025 and June 30, 2025 were as follows:

	Three Months Ended
	September 30, 2025	June 30, 2025
Realized gains on investments	$2	$13
Number of investments with realized gains	2	3
Realized losses on investments	$(18,891)	$—
Number of investments with realized losses	3	0
Change in unrealized appreciation on investments	$32,087	$22,717
Number of investments with unrealized appreciation	130	105
Change in unrealized depreciation on investments	$(18,830)	$(17,542)
Number of investments with unrealized depreciation	97	109
During the three months ended September 30, 2025, we recognized a realized net loss related to the restructurings of Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.), and FPG Intermediate Holdco, LLC.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

For the three and nine months ended September 30, 2025 and September 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Investment income:
Interest income	$56,108	$48,453	$7,655	$158,564	$153,847	$4,717
PIK income	5,737	5,246	491	15,904	13,483	2,421
Other income	909	898	11	3,196	3,791	(595)
Total investment income	62,754	54,597	8,157	177,664	171,121	6,543
Expenses:
Base management fees	3,641	2,569	1,072	10,896	7,720	3,176
Incentive fees	5,118	4,434	684	15,236	13,864	1,372
Professional fees	741	263	478	1,616	1,153	463
Administrative service fees	593	568	25	1,186	1,533	(347)
Interest expense and credit facility fees	15,648	14,460	1,188	38,010	46,194	(8,184)
Directors’ fees and expenses	109	79	30	299	247	52
Other general and administrative	559	784	(225)	2,210	2,093	117
Excise tax expense	483	410	73	1,492	1,251	241
Total expenses	26,892	23,567	3,325	70,945	74,055	(3,110)
Net investment income (loss)	35,862	31,030	4,832	106,719	97,066	9,653
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(18,889)	(1,052)	(17,837)	(36,809)	(43,182)	6,373
Net realized currency gain (loss) on non-investment assets and liabilities	(1,076)	229	(1,305)	405	516	(111)
Net realized gain (loss) on forward currency contracts	(2,885)	—	(2,885)	(3,780)	—	(3,780)
Net change in unrealized appreciation (depreciation) on investments	13,257	(137)	13,394	27,453	37,944	(10,491)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,093	(3,211)	4,304	(7,906)	(1,710)	(6,196)
Net change in unrealized gain (loss) on forward currency contracts	4,879	—	4,879	(3,295)	—	(3,295)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(3,621)	(4,171)	550	(23,932)	(6,432)	(17,500)
Net increase (decrease) in net assets resulting from operations	$32,241	$26,859	$5,382	$82,787	$90,634	$(7,847)
Investment Income
The increase in investment income for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily driven by a higher average outstanding investment balance due to net origination activity in 2025, partially offset by lower yields on investments. As of September 30, 2025, the size of our portfolio increased to $2,470,518 from $1,722,795 as of September 30, 2024, at amortized cost. As of September 30, 2025 and September 30, 2024, the weighted average yield of our total debt and income producing investments was 10.1% and 11.8%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2025 and September 30, 2024, six and two of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $20,071 and

$9,203, which represented approximately 0.8% and 0.5% of total investments at fair value as of September 30, 2025 and September 30, 2024, respectively. The remaining income producing investments were performing and current on their interest payments as of September 30, 2025 and September 30, 2024.
Expenses
The increase in interest expense and credit facility fees for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by a higher average principal balance and lower benchmark interest rates. The decrease in interest expense and credit facility fees for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by a lower weighted average interest rates on borrowings outstanding.
The increase in base management fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was driven by higher average net assets.
The increase in incentive fees for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily driven by changes in pre-incentive fee net investment income.
For the three and nine months ended September 30, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gains on investments	$2	$1,580	$93	$5,678
Number of investments with realized gains	2	4	6	9
Realized losses on investments	$(18,891)	$(2,632)	$(36,902)	$(48,860)
Number of investments with realized losses	3	1	5	5
Change in unrealized appreciation on investments	$32,087	$12,618	$67,204	$68,042
Number of investments with unrealized appreciation	130	73	137	93
Change in unrealized depreciation on investments	$(18,830)	$(12,755)	$(39,751)	$(30,098)
Number of investments with unrealized depreciation	97	92	118	91
During the nine months ended September 30, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. (from debt to equity), Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.), and FPG Intermediate Holdco, LLC. During the nine months ended September 30, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners and the sale of our investment in

Stonegate Pub Company Bidco Limited, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates, and sale of our equity investment in Chartis Holding, LLC.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of September 30, 2025, we had $1,063,667 of outstanding consolidated indebtedness under the Credit Facilities and the 2024-1 Debt, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of September 30, 2025, we had $152,939 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of September 30, 2025 and December 31, 2024, the statutory debt to equity ratio was 0.72x and 0.34x, respectively. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	September 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$93,641	$108,453
Available borrowings under Credit Facilities	59,298	361,447
Total Liquidity	$152,939	$469,900
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of September 30, 2025 and the audited consolidated financial statements as of December 31, 2024 for any such exposure.

We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2025 and December 31, 2024:

	Par / Principal Amount as of
	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$208,643	$102,427
Unfunded revolving commitments	120,857	74,513
Total unfunded commitments	$329,500	$176,940
Pursuant to an undertaking by us in connection with the 2024-1 Debt Securitization, we agreed to hold on an ongoing basis the 2024-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding principal amount of all collateral obligations issued by the 2024-1 Issuer, subject to adjustments, for so long as any securities of the 2024-1 Issuer remains outstanding. As of September 30, 2025 and December 31, 2024, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Nine Months Ended
September 30, 2025
Cash flows provided by (used in) operating activities	$(446,845)
Cash flows provided by (used in) financing activities	432,033
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,812)
During the nine months ended September 30, 2025, we paid $906,071 related to cost of investments purchased and received $384,099 in proceeds from sales and repayments on our investments. During the nine months ended September 30, 2025, we had net proceeds from borrowings of $546,627 on our Credit Facilities. During the nine months ended September 30, 2025, we issued 3,218,141 shares for an aggregate offering price of approximately $61,960, repurchased and extinguished 3,268,146 shares for an aggregate purchase price of $62,773.
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
Interest Rate Risk
As of September 30, 2025, on a fair value basis, approximately 99.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities and 2024-1 Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of September 30, 2025 and December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2025 and December 31, 2024, and based on the terms of our Credit Facilities and 2024-1 Debt. Interest expense on our Credit Facilities and 2024-1 Debt is calculated using the stated interest rate as of September 30, 2025 and December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of September 30, 2025			As of December 31, 2024
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$71,140	$(31,850)	$39,290	$57,766	$(15,262)	$42,504
Up 200 basis points	$47,427	$(21,233)	$26,194	$38,511	$(10,175)	$28,336
Up 100 basis points	$23,713	$(10,617)	$13,096	$19,255	$(5,087)	$14,168
Down 100 basis points	$(23,713)	$10,617	$(13,096)	$(19,255)	$5,087	$(14,168)
Down 200 basis points	$(47,353)	$21,206	$(26,147)	$(38,494)	$10,175	$(28,319)
Down 300 basis points	$(69,365)	$31,123	$(38,242)	$(57,413)	$15,260	$(42,153)
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

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 17, 2025, upon completion of our tender offer that commenced March 21, 2025, we repurchased 659,197 shares for a purchase price of $19.23 per share, or approximately $12.7 million in aggregate.
On July 18, 2025, upon completion of our tender offer that commenced June 20, 2025, we repurchased 1,782,012 shares for a purchase price of $19.10 per share, or approximately $34.0 million in aggregate.
On October 20, 2025, upon completion of our tender offer that commenced September 22, 2025, we repurchased 1,210,379 shares for a purchase price of $19.03 per share, or approximately $23.0 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Amended and Restated Loan and Security Agreement, dated as of June 2, 2021 and Conformed through Amendment No. 5 dated as of August 26, 2025 among Carlyle Credit Solutions SPV LLC as borrower, Carlyle Credit Solutions, Inc. as Servicer, the Lender party hereto, the Collateral Administrator, Collateral Agent, and Securities Intermediary Party hereto, and JPMorgan Chase Bank, National Association as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 2, 2025)

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: November 12, 2025	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)