Form 10-K
period 2025-12-31
Carlyle Credit Solutions, Inc.
filed 2026-03-18
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Class I Common Stock, par value $0.01 per share

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is currently no established public market for the registrant’s common stock, $0.01 par value per share (“Shares”).
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at March 17, 2026 was 97,121,754, 0, and 0 of Class I, Class S, and Class D shares of common stock, respectively. Shares outstanding exclude March 1, 2026, subscriptions since the issuance price is not yet finalized at the date of this filing.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•the ability of Carlyle Global Credit Investment Management L.L.C., the investment adviser (the “Investment Adviser”), to locate suitable investments for us and to monitor and administer our investments;
•currency fluctuations and the adverse effect such fluctuations could have on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to the investment adviser and administrator;
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
•the term “CARS Lux Finance” refers to CARS Lux Finance SPV S.a.r.l., a wholly owned and consolidated subsidiary;
•the term “CARS Lux Master” refers to CARS Lux Master S.a.r.l., a wholly owned and consolidated subsidiary;
•the term “2024-1 Issuer” refers to Carlyle Direct Lending CLO 2024-1, LLC (together with the SPVs, CARS Lux Finance, and CARS Lux Master, the “Subsidiaries”), a wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “Administrator” refers to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;
•the term “Investment Adviser” refers to Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a wholly owned and consolidated subsidiary of Carlyle, which serves as the investment adviser;
•the term “Structured Credit Partners” refers to Structured Credit Partners JV, LLC, a joint venture with Sixth Street Lending Partners, Sixth Street Specialty Lending, Inc. and Carlyle Secured Lending, Inc. (“CGBD”), in which we own 25% of the voting interests; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our investment objective is to generate attractive risk-adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
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
Our investment approach is focused on capital preservation based on long-term fundamental credit performance. The Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 38-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including the Investment Adviser and its affiliates.
Corporate Structure
On January 21, 2022, stockholders approved (i) our conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program by extending indefinitely our finite term and finite investment period and permitting us to accept new subscriptions for Shares in a new continuous private offering (the “New Continuous Offering”) and (ii) an amendment and restatement (the “Investment Advisory Agreement”) of our then existing investment advisory agreement (the “Original Investment Advisory Agreement”) with the Investment Adviser (the “January 2022 Proposals”). More specifically, in the case of the conversion to a perpetual life BDC, our stockholders approved:
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
On January 22, 2022, we and the Investment Adviser executed the Investment Advisory Agreement. For additional information, see “—The Investment Adviser.”
As a result of the stockholder approval of the January 2022 Proposals, we intend, subject to market and other conditions, to conduct recurring quarterly tender offers (“Quarterly Tender Offers”) for shares of our common stock, par value $0.01 per share (“Shares”) in order to offer regular liquidity to stockholders, the first of which commenced June 30, 2022. We initially offered to repurchase through the Quarterly Tender Offers up to 3.5% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer was conducted, at a specific per Share price based on our net asset value (“NAV”) per Share as of the last date of the quarter in which the Quarterly Tender Offer was conducted. On February 18, 2026, the Board of Directors approved an increase in the maximum number of Shares that may be repurchased through the Quarterly Tender Offers from 3.5% to 5.0% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted. Accordingly, we now expect to offer to repurchase up to 5.0% of such number of Shares in each Quarterly Tender Offer.
If during any consecutive 24-month period, we do not engage in a Quarterly Tender Offer in which we accept for purchase 100% of properly tendered shares (a “Qualifying Tender”), we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to our continuing to use available funds and liquidity for certain purposes. Notwithstanding the foregoing, we will continue to use available funds and liquidity (a) to pay, and/or establish reserves for, our actual or anticipated expenses, including management and incentive fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, whether incurred before, during or after the end of the relevant 24-month period, (b) to fulfill investment commitments made or approved by the Investment Adviser’s investment committee prior to the expiration of the relevant 24-month period, (c) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rate relating to such additional investments) and amounts to protect the value of existing investments (for example, without limitation, follow-on debt or equity investments made to protect existing investments) as necessary, (d) to engage in hedging transactions, (e) to fund obligations under any guarantee or indemnity made by us prior to the end of the relevant 24-month period, (f) to fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay or (g) as necessary for us to comply with applicable laws and regulations, including the Investment Company Act and the Code.
We entered into separate subscription agreements with qualified investors providing for the private placement of Shares pursuant to the Initial Private Offering and have entered and intend to continue to enter into separate subscription agreements with qualified investors providing for the private placement of Shares pursuant to the New Continuous Offering.
Prior to December 1, 2024, investors whose subscription agreements were accepted by us in the New Continuous Offering were required to fund capital calls to purchase Shares up to the amount of their respective capital commitments each time we delivered a capital call notice, which were issued based on our anticipated investment activities and capital needs and at least eight business days prior to funding. All purchases made pursuant to subscription agreements entered into pursuant to the Initial Private Offering were generally made pro rata, in accordance with the remaining capital commitments of all investors. All purchases in the New Continuous Offering were at a per share price equal to then-current NAV per Share of our common stock as determined within two business days of the applicable drawdown notice, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from selling shares at a price below the then-current NAV per Share of our common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).
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
Commencing December 1, 2024, we have been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the NAV per Share of the applicable class of Shares as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request including the full subscription amount for each class of Shares being subscribed for, must be received, together with a completed subscription agreement at least five business days prior to the first day of the month (unless waived by the Investment Adviser).
All purchases of Shares in the New Continuous Offering will be at a per share price equal to the then-current NAV per Share of the applicable class of Shares, as described above, which will be available generally within 20 business days after the effective date of the share purchase, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from selling shares at a price below the then-current NAV per Share of the applicable class of Shares, subject to certain exceptions); at that time, the number of shares based on that NAV and each stockholder’s purchase will be determined and shares are credited to the stockholder’s account as of the effective date of the share purchase.
On December 23, 2025, the Company amended its charter to rename existing common stock as Class I Common Stock and reclassify and designate authorized but unissued shares as Class I, Class D, and Class S. The share classes have different ongoing distribution and/or shareholder servicing fees.
On January 30, 2026, the Company entered into a placement agent agreement (the “Placement Agent Agreement’) with TCG Capital Markets L.L.C., (“TCG”). Pursuant to the Placement Agent Agreement, no upfront transaction fee will be paid with respect to shares of Class I, Class S or Class D common stock, however, if stockholders purchase shares of Class S or Class D common stock through certain financial intermediaries, they may directly charge stockholders transaction or other fees.
In addition, we borrow money from financial institutions and may in the future issue debt securities or preferred stock, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. See “—Regulation—General—Indebtedness and Senior Securities.”

The Investment Adviser
The Investment Adviser manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
The Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 205 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. The Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Co-President and Head of Global Credit & Insurance at Carlyle.
The Investment Adviser also serves, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
On June 26, 2017, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved the Original Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Original Investment Advisory Agreement was two years from June 26, 2017 and, unless terminated earlier, the Original Investment Advisory Agreement renewed automatically for successive annual periods, provided that such continuance was specifically approved at least annually by the approval of the Company’s Board of Directors, including a majority of the Independent Directors. On October 11, 2021, the Board, including all of its Independent Directors, reviewed the Investment Advisory Agreement, considered the mechanics of the changes and the Investment Adviser’s rationale for the changes and approved the terms of the Investment Advisory Agreement for an initial term of two years, conditional upon stockholders’ approval of the January 2022 Proposals.
On January 21, 2022, stockholders approved the Investment Advisory Agreement as discussed above, which we executed on January 22, 2022. The terms of the Investment Advisory Agreement were effective immediately upon execution of the agreement, except that the changes to the calculation of the income-based incentive fee became effective for the calendar quarter ending June 30, 2022.
Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On April 29, 2025, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
Under the Original Investment Advisory Agreement, the management fee was calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s average Capital Under Management (as defined below) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s Capital Under Management as of such quarter-end). “Capital Under Management” means cumulative capital called, less cumulative distributions categorized as Returned Capital. “Returned Capital” means unused capital commitments increased by the aggregate amount of (i) any portion of distributions made by the Company to an investor during the Original Investment Period (as defined below) which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such investor’s capital contributions to the Company, as determined by the Board of Directors, and (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees, organizational expenses or Company expenses, to the extent such investor receives subsequent distributions. The “Original Investment Period” commenced on September 11, 2017 and was scheduled to expire September 11, 2021. On January 11, 2021, the Board of Directors extended the Investment Period for one additional one-year period through September 11, 2022. On January 11, 2021, the Company, in connection with the extension of the Investment Period to September 11, 2022, entered into a letter agreement with the Investment Adviser, under which the Investment Adviser agreed that effective September 12, 2021 the annual rate of its management fee would decrease from a rate of 1.25% to 1.00% of the Company's average Capital Under Management. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and Returned Capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the investors. In connection with the execution of the Investment Advisory Agreement on January 12, 2022, the calculation of the annual base management fee changed to 1.00% of the Company’s net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter).
Under the Investment Advisory Agreement, the incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. Prior to January 12, 2022, the first part was calculated and payable quarterly in arrears and equaled 15% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.75% per quarter (7.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeded a 7.0% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital. In connection with the execution of the Investment Advisory Agreement on January 12, 2022, the calculation of the income-based incentive fee changed by reducing the income-based incentive fee rate to 12.5% and by reducing the “hurdle rate” to 1.25% (5.0% annualized). The capital gains incentive fee rate was reduced to 12.5%.
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

Carlyle
The Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is one of the world’s largest global investment firms that deploys private capital across three business segments: Global Private Equity, Global Credit, and Carlyle AlpInvest. With $477 billion of assets under management (“AUM”) as of December 31, 2025, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs more than 2,500 employees, including 770 investment professionals in 27 offices across four continents, and serves more than 3,200 active carry fund investors from 87 countries.
Carlyle’s Global Credit segment, which had $211 billion in AUM as of December 31, 2025, advises products that pursue investment strategies across the credit spectrum, including liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, and cross-platform credit products. Global Credit, which also includes the insurance solutions and global capital markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM nearly quadrupling in that period. Since the establishment of Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of its more than 205 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.
Strategic Relationships
We have established, and may in the future establish, strategic relationships that may diversify our product offering, increase our scale, enhance our origination capabilities or provide other benefits.
In December 2025, we, together with Carlyle Secured Lending, Inc. (“CGBD”), an affiliated BDC, and certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with us and CGBD, the “SCP Members”), agreed to co-invest through Structured Credit Partners JV, LLC (“Structured Credit Partners”), a joint venture that will primarily invest in broadly syndicated loans and will be co-managed by Carlyle and Sixth Street. The broadly syndicated loans will be financed by financing subsidiaries that include warehouses and collateralized loan obligations. We and CGBD each own 25% of the voting interest in Structured Credit Partners, with the remaining 50% ownership held by Sixth Street. As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150.0 million, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600.0 million, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future.
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of stockholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
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
•Scale of Capital. With $211 billion of AUM as of December 31, 2025 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $477 billion of AUM, an experienced and tenured bench of 770 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2025. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Private Credit Investment Committee at the Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for a less than 5% closing rate on new transactions that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level in order to seek to generate sustainable income levels. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, seeks opportunities at the top of the capital structure, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 75% of originations having a titled role in recent years).
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,950+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which we believe creates a significant opportunity for private credit investing.
•Benefits of Traditional Middle Market Focus. Carlyle believes that there are meaningful benefits to investing in middle market directly originated assets, which allows the strategy to generate excess return as compared to traditional fixed income asset classes, with comparable risk performance. The excess return is generated by prudently taking incremental complexity and illiquidity risk. Traditional middle market companies offer more attractive economics in the form of upfront fees, spreads and prepayment penalties. In addition, senior secured middle market loans typically have strong defensive characteristics and structural protections, including priority in the capital structure and covenants. Many of the middle market loans are structured with financial covenants in contrast to broadly syndicated markets, where financial covenants are comparatively rare. Additional protection may be gained through better credit documentation and control, enhanced management and diligence access, monitoring of assets, and significantly more influence in the instance of a workout scenario.

•Market Environment Favors Non-Traditional Lenders. The direct lending asset class has also benefited from an ongoing secular trend in the banking industry. Post Great Financial Crisis in 2008, as tougher regulations have reshaped the landscape, traditional banks have reduced their lending capabilities. As banks have retreated due to a number of new laws, regulations and regulatory guidance, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Basel III regulatory capital framework, institutional investors have increased their lending capabilities to fill the void.
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by nearly 50% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.
Investment Strategy
Our investment strategy is a continuation of a strategy adopted by the Carlyle Direct Lending platform. We focus on investing primarily in companies that we believe at the time of investment to be established and stable, with positive cash flow. Our investment portfolio is primarily composed of investments in senior secured loans, second lien secured loans, and, to a significantly lesser extent, subordinated loans of private, U.S. middle market companies. We also make selective structured finance, bond, preferred and common equity investments. The Investment Adviser aims to maintain an appropriate allocation among the various types of senior secured term loans, as well as junior secured debt and unsecured subordinated debt, to allow us to achieve our returns while maintaining our desired credit risk profile. We typically target portfolio companies that exhibit some or all of the following characteristics at the time of investment:
•EBITDA of $25 million or greater;
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
The Investment Adviser’s investment team intends to use a disciplined, credit-driven investment strategy, including:
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
Investment Process
Origination
The Carlyle Direct Lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals is located in New York and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target list of accounts, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with 5% of new investment opportunities screened over the past 12 months closing. The investment team of Carlyle Direct Lending has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
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
The Investment Adviser incorporates formal ESG reviews into its investment process. All deals are thoroughly vetted leveraging sector- and sub-sector-specific Sustainability Accounting Standards Board standards. ESG diligence incorporates country risk assessments for corruption and anti-money laundering concerns as well. The underwriters are responsible for assessing these ESG risks and including their assessment in the deal memo that the Screening and Investment Committees will review.
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
Beyond the policies detailed above, the Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analyses include assessing (i) the impact of rising operating costs on our borrowers and end consumers due to inflationary pressures, particularly in food and energy, (ii) volatility in foreign exchange rates, (iii) impact of geopolitical tensions, (iv) interest rate sensitivity and (v) disruptions in our supply chain. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2025, the fair value of our investments was approximately $2.7 billion in 196 portfolio companies, including 38 investments in structured credit investments across 35 different collateral managers. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2025, were as follows:

As of
Type—% of Fair Value	December 31, 2025
First Lien Debt	89.9%
Second Lien Debt	2.1
Equity Investments	3.8
Structured Credit Investments	4.2
Total	100.0%

As of
Type—% of Fair Value of First and Second Lien Debt and Structured Credit Investments	December 31, 2025
Floating Rate	99.8%
Fixed Rate	0.2
Total	100.0%

As of
Geography—% of Fair Value	December 31, 2025
Australia	0.1%
Bermuda	0.1
Canada	4.7
Cayman Islands	3.4
France	1.0
Ireland	1.0
Italy	0.8
Luxembourg	2.3
Netherlands	0.3
Spain	0.3
Sweden	0.0
United Kingdom	3.3
United States	82.7
Total	100.0%

As of
Industry—% of Fair Value	December 31, 2025
Aerospace & Defense	2.2%
Auto Aftermarket & Services	3.5
Beverage & Food	0.5
Business Services	9.7
Capital Equipment	3.9
Chemicals, Plastics & Rubber	1.3
Construction & Building	4.5
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	7.8
Containers, Packaging & Glass	2.5
Diversified Financial Services	10.2
Energy: Electricity	1.0
Energy: Oil & Gas	1.3
Environmental Industries	3.6
Healthcare & Pharmaceuticals	14.7
High Tech Industries	4.3
Leisure Products & Services	6.3
Media: Broadcasting & Subscription	0.5
Media: Diversified & Production	0.5
Retail	0.7
Software	10.3
Sovereign & Public Finance	0.0
Structured Credit	4.2
Telecommunications	1.6
Transportation: Cargo	1.3
Transportation: Consumer	1.4
Utilities: Oil & Gas	1.3
Utilities: Water	0.3

As of
Industry—% of Fair Value	December 31, 2025
Wholesale	0.4%
Total	100.0%
See the Consolidated Schedule of Investments as of December 31, 2025 in our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
The Investment Adviser, its investment professionals, our executive officers and directors, and other current and future principals of the Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same line of business as we do or a related line of business and/or investment funds, accounts and other similar arrangements advised by Carlyle.
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among us and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by us and other funds, accounts or similar arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and it may sponsor others in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, the Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by the Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by the Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by the Investment Adviser. Carlyle’s, including the Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with clients of the Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable laws and regulations, existing regulatory guidance, and the Investment Adviser’s and Carlyle’s other allocation policies and procedures.

While Carlyle and the Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflict system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser's allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with the Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and the Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and the Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of the Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, the Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.
For potential conflicts of interest in allocating investment opportunities among the Company and other investment funds, accounts or similar arrangements advised by Carlyle, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by the Investment Adviser, which could impact our investment returns and the holders of our common stock.”
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

The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with the Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and the Investment Adviser’s allocation policies and procedures.
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
On March 29, 2022, we changed our name to Carlyle Credit Solutions, Inc. In connection therewith, we have adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to our stockholders. None of our investment policies are fundamental, and thus may be changed without stockholder approval.
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
Managerial Assistance to Portfolio Companies
    As a BDC, we must offer, and must provide, upon request from our portfolio companies, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Investment Adviser may provide all or a portion of this assistance pursuant to the Investment Advisory Agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and the Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1 Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. The Rule 17j-1 Codes of Ethics are filed with the SEC (www.sec.gov).

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
Compliance Policies and Procedures
We and the Investment Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.
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
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Investment Adviser. The proxy voting policies and procedures of the Investment Adviser are set forth below. These guidelines are reviewed periodically by the Investment Adviser and our Independent Directors, and, accordingly, are subject to change.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Investment Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Investment Adviser will vote proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. The Investment Adviser will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.
The Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, the Investment Adviser will require that: (1) anyone involved in the decision making process discloses to the Investment Committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
The per share amount of distributions on shares of Class S, Class D and Class I common stock will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on shares of Class S common stock will be lower than shares of Class D common stock, and distributions on shares of Class D common stock will be lower than those on shares of Class I common stock because we are required to pay higher ongoing shareholder servicing and/ or distribution fees with respect to the shares of Class S common stock (compared to shares of Class D and Class I common stock) and we are required to pay higher ongoing shareholder servicing fees with respect to shares of Class D common stock (compared to shares of Class I common stock).
Dividends and distributions, if any, are paid in cash to our stockholders, and reinvested in additional Shares pursuant to our dividend reinvestment plan as described below under “—Dividend Reinvestment Plan” unless a stockholder has opted out of the plan or is otherwise not a participant in the plan. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Distribution and Servicing Plan
The Board of Directors approved a distribution and servicing plan (the “Distribution and Servicing Plan”). Subject to FINRA and other limitations on underwriting compensation, we pay TCG, the placement agent (the “Placement Agent”), a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV of Class S common stock and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV of Class D common stock, in each case, payable monthly in arrears. Shares of Class I common stock are not subject to a shareholder servicing and/or distribution fee.
The Placement Agent will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to shares of Class S and Class D common stock are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s dividend reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the shares of Class S or Class D common stock: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Placement Agent will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Directors on behalf of our stockholders on Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. As a result, if our Board of Directors authorizes, and we declare, a cash dividend or other distribution in Shares purchased in the New Continuous Offering, then stockholders who have not opted out of our dividend reinvestment plan with respect to such Shares will have their cash distributions on such Shares purchased in the New Continuous Offering automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution. We intend to use newly issued Shares to implement the plan. The plan may be terminated by the Company at any time upon notice in writing mailed to each stockholder of record.
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
We expect to use the expertise of the members of the Investment Committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that extensive direct origination resources, broad product capabilities, ability to commit capital in scale and the depth of expertise of the Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.”
Staffing
We do not currently have any employees. Our President and Chief Financial Officer, a Partner of Carlyle, our Principal Accounting Officer, a Principal of Carlyle, and our Chief Compliance Officer and Secretary, a Partner of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreements. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
Our day-to-day investment operations are managed by the Investment Adviser. The Investment Adviser has entered into a personnel agreement with Carlyle Employee Co., pursuant to which the Investment Adviser has access to the members of its investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Investment Adviser’s investment team. The Investment Adviser may hire additional investment professionals to provide services to us.

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
•We are dependent upon the Investment Adviser for our future success, and there are significant potential conflicts of interest that could impact our investment returns.
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
•Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
•Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

•We are subject to certain risks as a result of our direct interest in the 2024-1 Preferred Interests (as defined below).
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
•The financial projections of our portfolio companies could prove inaccurate, and the due diligence investigation that the Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
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
•Tariffs may adversely affect us or our portfolio companies.
Risks Related to an Investment in Our Common Stock
•Investing in our common stock involves a high degree of risk.
•Quarterly Tender Offers are not guaranteed and, if implemented for any given quarter, will be for a limited number of our Shares. Our stockholders may not be able to sell their Shares on timely basis.
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
U.S. capital markets continue to experience disruptions and volatility. Over the last several years, markets have been affected by an elevated interest rate environment as a result of inflation and continued geopolitical tensions (including the United States’ military actions against Iran, the Israeli-Palestinian conflict and the ongoing military conflict between Russia and Ukraine). These events, as well as broader political uncertainty related to tariffs and global trade negotiations, geopolitical tensions, dissemination of misinformation and the use of new technologies, such as AI, and the risk of a global health pandemic, have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating, including as a result of a default or the threat of default on its debt, or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments. Geopolitical events can lead to military or other conflicts or sanctions that could adversely impact obligors who are sanctioned persons, are located in a sanctioned country or a country that is involved in a conflict, or who do business with a sanctioned person or country or with a country that is involved in a conflict. Conversely, changes in enforcement priorities could impact the ability or cost of doing business in particular jurisdictions.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as actual or potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. In addition, the fiscal policy of large foreign nations may have a severe impact on the worldwide and U.S. financial markets. Trade wars, tariffs and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
The Federal Reserve raised the Federal Funds Rate throughout 2022 and 2023 before it cut the Federal Funds Rate multiple times in 2024 and 2025. The Federal Reserve could again raise the Federal Funds Rate if inflation exceeds certain levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
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

We are dependent upon the Investment Adviser for our future success.
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of the Investment Adviser’s investment professionals and the Carlyle Direct Lending platform to source appropriate investments for us. We depend on members of the Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which the Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of the Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and the Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In addition, the Investment Adviser has seen increased focus by prospective candidates on hybrid work arrangements and arrangements providing more flexibility, including around location. If the Investment Adviser’s approach to in-office and remote-work arrangements is not perceived as favorable as compared to the arrangements offered by competitors, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals. The Investment Adviser has experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel. Even when the Investment Adviser offers top-of-market compensation packages, it may not be able to attract and retain all of their desired personnel due to shifting workforce priorities.
In addition, we cannot assure you that the Investment Adviser will remain the investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and other funds managed by the Investment Adviser or its affiliates were to incur substantial losses, the revenues of the Investment Adviser and its affiliates may decline substantially. Such losses may hamper the Investment Adviser's and its affiliates' ability to provide the same level of service to us as it would have. Further, there can be no assurance that the Investment Adviser will replicate Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.
There are significant potential conflicts of interest, including the management of other investment funds and accounts by the Investment Adviser, which could impact our investment returns and the holders of our common stock.
Our executive officers and directors, other current and future principals of the Investment Adviser and certain members of the Investment Committee currently serve, and may continue to serve, as officers, directors or principals of other entities and affiliates of the Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of the Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs. In addition, the Investment Adviser’s investment team has responsibilities for sourcing and managing investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of the Investment Adviser will devote as much time to our management as appropriate to enable the Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of the Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
The Investment Adviser and its affiliated investment managers may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping objectives with ours. For example, certain affiliated investment vehicles may have arrangements that provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Investment Adviser and its affiliates to receive transaction fees not permitted under the Investment Company Act, all of which may contribute to this conflict of interest and create an incentive for the Investment Adviser or its affiliated investment managers to favor such other accounts. Furthermore, the Investment Adviser and its affiliated investment managers may form vehicles for the benefit of third-party investors that will be entitled to a portion of the allocation with respect to an investment. Such co-investment rights could result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such co-investment rights. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser, including Carlyle.
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
It is possible that Carlyle or an affiliated investment vehicle will invest in a company that is or becomes a competitor of a portfolio company of ours. Such investment could create a conflict between us, on the one hand, and Carlyle or the affiliated investment vehicle, on the other hand. In such a situation, Carlyle or the Investment Adviser may also have a conflict in the allocation of its own resources to our portfolio company. In addition, certain affiliated investment vehicles will be focused primarily on investing in other funds that may have strategies that overlap and/or directly conflict and compete with us.
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
In the ordinary course of business, we enter, and may continue to enter, into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including the Investment Adviser, stockholders that own more than 5% of us, employees, officers and directors of us and the Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transactions.
In the course of our investing activities, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement.
In addition, we pay our Administrator, an affiliate of the Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer, Chief Financial Officer and Principal Accounting Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively.
Our ability to achieve our investment objective and to grow depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on the Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The Investment Adviser’s investment team has substantial responsibilities under the Investment Advisory Agreement and in connection with managing us and certain other investment funds and accounts advised by the Investment Adviser or its affiliates, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
We have borrowed under the credit facilities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2025, we had outstanding $1,007.8 million aggregate principal amount of indebtedness.
In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Shares at a price per Share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors.
We face risks associated with the deployment of our capital
We face risks associated with the deployment of our capital. In light of the nature of our New Continuous Offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our shares in the New Continuous Offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees. In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for the investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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
We may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may continue to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing Shares. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2025, our asset coverage calculated in accordance with the Investment Company Act was 275.2%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
Any preferred stock that we issue would rank senior to our common stock in our capital structure. Holders of preferred stock may have separate voting rights on certain matters and other rights, preferences, or privileges that are more favorable than those of our common stockholders. The issuance of preferred stock could delay, defer, or prevent a transaction or change of control that might otherwise be in the best interests of our common stockholders or involve a premium price for common stock.
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
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ will depend on the Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to continue to obtain credit at all or on terms acceptable to us.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders under certain circumstances. In addition, as the holder of the preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization (as defined in Part II, Item 7 of this Form 10-K “Portfolio and Investment Activity - Securitizations”) in exchange for our contribution to the 2024-1 Issuer of the initial closing date loan portfolio (i.e., the subordinated class of the 2024-1 Debt Securitization), we may be required to absorb losses with respect to the 2024-1 Debt Securitization.
Our Credit Facilities and 2024-1 Debt (each as defined in Note 1, Organization, or Note 7, Borrowings, as applicable, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2025, we were in material compliance with the operating and financial covenants of our Credit Facilities and 2024-1 Debt. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities and 2024-1 Debt. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital. The number of leverage providers and the total amount of financing available could decrease or remain static. We could, directly or through subsidiaries, have concentrated exposure to a small number of commercial lenders or other financing providers, which could result in us being dependent on the continued availability of capital from such financing providers. Consequently, available financing could be more expensive or on terms that are less desirable than in an environment with a larger number of leverage providers. As a business development company, we generally are required to meet the asset coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we could issue in the future, that is applicable to us under the 1940 Act.
As of December 31, 2025, we had $1,007.8 million of outstanding consolidated indebtedness under our Credit Facilities, and 2024-1 Debt. As of December 31, 2025, our weighted average effective annualized interest rate was 5.85% excluding fees (such as fees on unused amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities and 2024-1 Debt, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder (1)	(19.27)%	(11.31)%	(3.34)%	4.63%	12.59%
(1)Assumes, as of December 31, 2025, (i) $2,813.1 million in total assets, (ii) $1,007.8 million in outstanding indebtedness, (iii) $1,765.6 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on unused amounts and amortization of financing costs), of 5.85%.

Based on an outstanding indebtedness of $1,007.8 million as of December 31, 2025 and the weighted average effective annual interest rate, excluding fees (such as fees on unused amounts and amortization of financing costs), of 5.85% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.10% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Changes in interest rates have affected, and may in the future affect, our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address concerns about inflation, the Federal Reserve increased interest rates throughout 2022 and 2023 before it cut interest rates multiple times in 2024 and 2025. It is a possibility that the Federal Reserve could increase rates in 2026 if inflation levels exceed certain levels in the United States.
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
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, the increases in interest rates during 2022 and 2023 made it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and resulted in increases in the amount of incentive fees payable to the Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
Conversely, in a period of declining interest rates, which has happened more recently, the probability that loans will be prepaid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that we might not be able to invest in new loans on the same terms, or at all. If we cannot invest in new loans on terms that are the same or better than the investments that are repaid, our operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for the same level of risk. We could therefore need to invest in riskier loans to achieve the same level of returns.

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
We may be obligated to pay the Investment Adviser incentive compensation even if we incur a loss.
The Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. In calculating our performance threshold, we use net assets which results in a lower hurdle rate than if we used gross assets like we do for determining our base management fee. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
Our fee structure may induce the Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.
The incentive fees payable by us to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to the Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage the Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.25% per quarter (5.00% annualized) and a “catch-up” feature. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our securities. In addition, the Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, the Investment Adviser may have incentive to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The “catch-up” portion of the incentive fees may encourage the Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
Additionally, the incentive fees payable by us to the Investment Adviser may create an incentive for the Investment Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, the Investment Adviser benefits when we recognize capital gains and, because the Investment Adviser determines when an investment is sold, the Investment Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our stockholders’ interests by monitoring how the Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to the Investment Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of the

Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
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
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the management and incentive fees paid to the Investment Adviser and certain of our other expenses.
We expect to be treated as a “publicly offered regulated investment company” as a result of Shares being held by at least 500 persons at all times during the taxable year. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to the Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
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
Our business is highly dependent on the communications and information systems of the Investment Adviser, its affiliates and third parties. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
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
Cyber incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory investigation, intervention, fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We may face difficulty obtaining or maintaining sufficient insurance coverage, including cyber insurance, against potential liabilities. Insurance and other safeguards may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we would be responsible for any shortfall, which could be substantial. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, the Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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

Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
The use of artificial intelligence and machine learning technologies (collectively, “AI Technologies”), and the overall adoption of AI Technologies throughout society, create opportunities for us and our portfolio companies, as well as new and unpredictable competitive, operational, legal, and regulatory risks. We use and plan to expand our use of AI Technologies in connection with our business and investment activities, and our portfolio companies and investments also use such technologies, including but not limited to automation of operational tasks, identification of investment opportunities, investment due diligence, and investment decision-making. We and our portfolio companies continue to evaluate the rapidly evolving landscape of AI Technologies. Actual use of AI Technologies varies across our business, funds and portfolio companies, and investments. While we expect, from time to time, to adopt and adjust usage policies and procedures governing the use of AI Technologies by our personnel, there is a risk of misuse of such AI Technologies, failure of such AI Technologies to be available or to perform, and data leakage on account of use of such AI Technologies, any of which could cause a material harm to us or our portfolio companies. In addition, some of our competitors may be more successful than we are in the development and implementation of new technologies, including services and platforms based on artificial intelligence to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage. Similarly, if our portfolio companies are unable to effectively adopt or implement AI Technologies, or lag behind their competitors in doing so, their competitive positions and business prospects may be negatively affected, which could adversely impact the value of our investments.
In addition, AI Technologies are reliant on the collection and analysis of large amounts of data and complex algorithms. In this respect, it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Therefore, it is expected that the data in such models will contain a degree of inaccuracy and error, potentially to a material degree, and that such data and algorithms could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI Technologies and could adversely impact us and our portfolio companies and investments to the extent we or they rely on AI Technologies. Our portfolio companies may face heightened exposure to these risks to the extent they do not have sufficient expertise or infrastructure to adequately validate AI-generated outputs or identify inaccuracies in the models they deploy. We expect to be involved in the collection of such data only in the context of limited custom development of tools supporting bespoke AI product developments, but these tools are likely to contain and produce inaccurate information from time to time that will be difficult to identify and mitigate. In this respect, reliance on AI-generated data or analysis that contains “hallucinations” or errors could lead to flawed investment decisions, valuation errors, or regulatory reporting inaccuracies.

The volume and reliance on data and algorithms also make AI Technologies, and in turn us and our portfolio companies and investments, more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data, or other intellectual property. We and our portfolio companies could be exposed to risks to the extent third-party service providers, or any counterparties use AI Technologies in their business activities. In this respect, we are not able to control the way third-party products are developed or maintained or the way third-party services utilizing AI Technologies are provided to us. In addition, AI Technologies may be competitive with the business of our portfolio companies or increase the potential for obsolescence of a portfolio company’s products or services (particularly as the capabilities of AI Technologies improve) and, accordingly, the increased adoption and use of AI Technologies may have an adverse effect on our portfolio companies or their respective businesses. Portfolio companies that fail to adapt to AI-driven changes in their industries may experience declining revenues, loss of market share, or business model disruption, which would negatively impact the value of our investments in such companies. See Part I, Item 1A of this Form 10-K “Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.”
Moreover, use of AI Technologies may include the input of sensitive personal information, trade secrets, and other protected data by both us and third parties and could result in the exposure of such information, for example, by becoming part of a dataset that is generally accessible by AI Technologies applications and users. Data sources such as those we license and those we obtain via our business operations may become unavailable, limiting our ability to establish or maintain AI Technologies. Alternatively, data sources may seek to enjoin our use of data or receive a portion of related revenue, which would result in losses and limit our growth. Our portfolio companies face similar risks with respect to data exposure and availability and may have fewer resources or less sophisticated data protection measures than we do, potentially increasing their vulnerability to such issues. We may use and market our use of AI Technologies in a manner that changes over time due to model error rates, staffing issues, compute limitations, or other developments that make prior marketing of our use of AI Technologies inaccurate, and given the speed of these changes, not inform investors of these changes before they go into effect.
AI Technologies and their current and potential future applications, including in the private investment and financial sectors, continue to rapidly evolve, and our use of AI Technologies may require compliance with legal or regulatory frameworks that are not fully developed or tested and which may subject us to litigation and regulatory actions. For example, the EU enacted the Artificial Intelligence Act, and various other jurisdictions have proposed or finalized laws that create regulatory risk around the use of AI Technologies or threaten to limit or eliminate our ability to use AI Technologies. Compliance costs and operational restrictions imposed by such regulations could be particularly burdensome for our smaller or less-established portfolio companies, potentially limiting their ability to compete effectively or requiring significant capital investments that could affect their financial performance and, consequently, our investment returns. It is impossible to predict the full extent of current or future risks related thereto.
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. Changes in regulation or regulatory interpretations could increase the costs and risks to which we are subject. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. The Investment Adviser is a registered investment adviser and, as such, is subject to the provision of the Advisers Act, the rules adopted thereunder and the SEC or SEC staff interpretations thereof, all of which are subject to change. Unpublished or changing SEC staff interpretations could contradict the advice of our outside counsel, which could expose us and the Investment Adviser to regulatory scrutiny. There can be no assurance that we and our affiliates will avoid regulatory investigations or enforcement actions. In addition, there is significant uncertainty regarding recently enacted legislation and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
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
Our ability to continue to operate depends on the services provided by the Investment Adviser, Administrator and sub-administrators. Each is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our ability to continue to operate depends on the services provided by the Investment Adviser, Administrator and sub-administrators. The Investment Adviser, our Administrator, and our sub-administrators each have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, it will be an event of default under the Credit Facilities if the Investment Adviser or an affiliate of the Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facilities.
The Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
The Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of the Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See — “Our fee structure may induce the Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.
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
The first such test compares the amount of interest received on the portfolio loans held by the 2024-1 Issuer to the amount of interest payable in respect of the 2024-1 Debt. To meet this first test, interest received on the portfolio loans must equal certain thresholds for each class of the 2024-1 Debt (namely, the “Class A-1 Notes,” the “Class A-L1 Notes,” the “Class A-L Loans,” the “Class A-2 Notes,” the “Class B Notes,” the “Class C Notes,” and the “Class D Notes”) based on the interest payable in respect of the 2024-1 Debt.
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
Some of the loans in which we may invest may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms that could be considered protective to the lender, such as maintenance or financial covenants and terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially expose us to greater liquidity risks compared to loans that contain financial maintenance requirements and other covenants, hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. In the event of default, covenant-lite loans could result in diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or restructure the loan prior to default. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.
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
•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and the Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
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
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that the Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. The Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of our investment portfolio for which market quotations are not readily available. The Investment Adviser values these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). The Investment Adviser utilizes the services of a third-party valuation firm to aid it in reviewing the determinations of the Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Investment Adviser in our valuation process, and the indirect pecuniary interest in the Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because the management fee is based on our gross assets and also because the Investment Adviser is receiving performance-based incentive fees.
The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Investment Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If the Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
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
The activity of identifying, completing and realizing attractive investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investments may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle. A number of entities, including BDCs managed by the Investment Adviser or an affiliate, compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which are affiliates of us. Furthermore, over the past several years, an ever-increasing number of debt and credit opportunities funds have been formed and many such existing funds have grown substantially in size. Additional funds with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to us and adversely affecting the terms upon which investments can be made. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and, accordingly, we may incur legal, due diligence and other costs on investments which may not be successful and we may not recover all of our costs, which would adversely affect returns. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors, which has appointed the Investment Adviser as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial realized losses and suffer additional unrealized losses, which would reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
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
In addition, when sourcing debt investments, we expect to rely significantly upon representations made to us by the borrower. There can be no assurance that such representations are accurate or complete, or that any due diligence undertaken would identify any misrepresentation or omission. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable.
The due diligence investigation that the Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
Before we make investments, the Investment Adviser will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser will rely on the resources available to it, including information provided by the portfolio companies and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by the Investment Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. In such cases, the information available to the Investment Adviser at the time of making an investment decision may be limited. The due diligence investigation that the Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, the due diligence investigation does not ensure that such investment will be successful. In addition, Carlyle's Environmental, Social and Governance program may cause us not to make an investment we otherwise would have made or impact other action taken or refrained from.

Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
Loans are generally prepayable at any time, most of them at no premium to par. We are generally unable to predict the rate and frequency of such repayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of falling interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies. In the case of some of these loans, having the loan called early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.
We invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
We make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”) including Structured Credit Partners. In general, the risks associated with indirect investments in portfolio companies through an Investment Vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment through an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company would typically be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
As a BDC, we are required to comply with certain regulatory requirements. We and any company controlled by us, on the one hand, and our upstream affiliates, or the Investment Adviser and its affiliates, on the other hand, are prohibited under the Investment Company Act from knowingly participating in certain transactions without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we or a company controlled by us are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Directors and so long as such person does not own more than 25% of our outstanding voting securities or otherwise control us. We or a company controlled by us are prohibited from buying or selling any security from or to the Investment Adviser or its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with, us, with such persons, absent the prior approval of the SEC.
The Investment Company Act also prohibits certain “joint” transactions with our upstream affiliates, or the Investment Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors and, in some cases, the SEC (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. The SEC has granted us Exemptive Relief that permits us and certain present and future funds advised by the Investment Adviser and certain other present and future investment advisers controlling, controlled by or under common control with the Investment Adviser to co-invest in suitable negotiated investments. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. In addition to co-investing pursuant to our Exemptive Relief, we may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, the Investment Adviser’s allocation procedures and Carlyle’s other allocation policies and procedures, where applicable. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.
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
Tariffs may adversely affect us or our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions. There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.
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
Quarterly Tender Offers are not guaranteed and, if implemented for any given quarter, will be for a limited number of our Shares. Our stockholders may not be able to sell their Shares on timely basis.
The Company has conducted, and intends to continue to conduct, the Quarterly Tender Offers, but is not obligated to do so. In any given quarter, the Investment Adviser may or may not recommend to the Board of Directors that the Company conduct a Quarterly Tender Offer. For example, if adverse market conditions occur, the Company does not have available cash on hand or other available capital resources necessary to conduct a Quarterly Tender Offer, or the Board of Directors otherwise believes that conducting a Quarterly Tender Offer would impose an undue burden on the Company and its stockholders then the Board of Directors, in its discretion, may determine to not conduct a Quarterly Tender Offer or otherwise alter or suspend the Company’s liquidity program. Accordingly, there may be periods during which no Quarterly Tender Offer is made. If during any consecutive 24-month period, the Company does not engage in a Quarterly Tender Offer in which the Company accepts for purchase 100% of properly tendered shares (a “Qualifying Tender”), the Company will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes.
If a Quarterly Tender Offer is not made, stockholders may not be able to sell their shares in the relevant quarter or, if they are able to sell their shares, may be able to sell such shares only at substantial discounts from net asset value. In addition, any Quarterly Tender Offers will be for a limited number of our Shares.
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
Because stockholders will be able to participate in one or more Quarterly Tender Offers only up to their pro rata share of the number of Shares tendered if the applicable tender offer is oversubscribed, stockholders may not be able to exit the Company or sell their desired amount of Shares through one or more Quarterly Tender Offers.
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
The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its Shares and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such Shares. Distributions in excess of a stockholder’s adjusted tax basis in its Shares will constitute capital gains to such stockholder.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.” for additional information.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We, the Investment Adviser and its affiliates regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall risk management system. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by Carlyle’s Global Technology & Solutions (“GTS”) team in partnership with other stakeholders and are essential for Carlyle’s operations. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect our data. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of an emergency. The GTS team works closely with Carlyle’s business segment teams, including the Investment Adviser, to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, mobile device management software, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment and third-party risk management;
•Regular security awareness training, including phishing simulations;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites, and USB storage devices;
•Device and system access management policies and procedures that restrict access upon employee or contractor separation from the Company; and
•Attestations by Carlyle personnel to abide by firm policies, such as Carlyle’s acceptable use policy, upon hire and annually.
In addition, Carlyle partners with third parties to assess the effectiveness of its cybersecurity program, including audits and assessments performed under the direction of Carlyle’s Internal Audit team, which co-sources with third-party cybersecurity experts in conducting its reviews. GTS also administers Carlyle’s cyber third-party risk management program, which assesses external service providers before onboarding and provides ongoing monitoring in accordance with certain risk-based cybersecurity criteria.
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
Governance
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Directors (the “Audit Committee”) oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from Carlyle on our enterprise risk profile on an annual basis. In addition, Carlyle’s Chief Information Security Officer (“CISO”) leads our cybersecurity program, chairs

Carlyle’s Information Security Committee (“ISC”), and provides cybersecurity status reporting to our Audit Committee at least annually. The ISC meets quarterly and ensures that cybersecurity initiatives are in alignment with Carlyle’s strategic priorities.
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
Carlyle’s CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, and Carlyle’s Chief Information Officer, among certain other senior executives of the Investment Adviser, is responsible for leading the assessment and management of cybersecurity risks. The current Carlyle CISO has over 20 years of experience in information security and that includes key roles managing cybersecurity risk in both government and the private sector. As described above, Carlyle’s CISO leads our cybersecurity program, chairs Carlyle’s ISC that is comprised of senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.
Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 12, Litigation, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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
Holders
As of March 17, 2026, there were approximately 2,095 holders of record of our common stock.
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
The per share amount of distributions on shares of Class S, Class D and Class I common stock will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on shares of Class S common stock will be lower than shares of Class D common stock, and distributions on shares of Class D common stock will be lower than those on shares of Class I common stock because we are required to pay higher ongoing shareholder servicing and/ or distribution fees with respect to the shares of Class S common stock (compared to shares of Class D and Class I common stock) and we are required to pay higher ongoing shareholder servicing fees with respect to shares of Class D common stock (compared to shares of Class I common stock).
We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs and when reasonable, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Dividends and distributions, if any, are paid in cash to our stockholders, and reinvested in additional Shares pursuant to our dividend reinvestment plan as described below under “—Dividend Reinvestment Plan” unless a stockholder has opted out of the plan or is otherwise not a participant in the plan. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

Distribution and Servicing Plan
The Board of Directors approved a distribution and servicing plan (the “Distribution and Servicing Plan”). Subject to FINRA and other limitations on underwriting compensation, we pay the Placement Agent a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV of Class S common stock and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV of Class D common stock, in each case, payable monthly in arrears. Shares of Class I common stock are not subject to a shareholder servicing and/or distribution fee.
The Placement Agent will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to shares of Class S and Class D common stock are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s dividend reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the shares of Class S or Class D common stock: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Placement Agent will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Directors on behalf of our stockholders on Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. As a result, if our Board of Directors authorizes, and we declare, a cash dividend or other distribution in Shares purchased in the New Continuous Offering, then stockholders who have not opted out of our dividend reinvestment plan with respect to such Shares will have their cash distributions on such Shares purchased in the New Continuous Offering automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution.
We intend to use newly issued Shares to implement the plan. The plan may be terminated by the Company at any time upon notice in writing mailed to each stockholder of record.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities within the past three years that were not registered under the Securities Act.
Share Repurchases
In the second quarter of 2022, we commenced a quarterly liquidity program pursuant to which we conducted Quarterly Tender Offers to repurchase up to 3.5% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer was conducted, at a per Share price based on the NAV per Share as of the last day of the quarter in which the Quarterly Tender Offer was conducted. On February 18, 2026, the Board of Directors approved an increase in the maximum number of Shares that may be repurchased through the Quarterly Tender Offers from 3.5% to 5.0% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted. Accordingly, we now expect to offer to repurchase up to 5.0% of such number of Shares in each Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not we will purchase common stock from stockholders, and we are not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, we do not engage in a Qualifying Tender, we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and, will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to our continuing to use available funds and liquidity for certain purposes, as described in Part I, Item 1 of this Form 10-K “Business — Corporate Structure.”
During the three months ended December 31, 2025, upon completion of our tender offer that commenced September 22, 2025, we repurchased 1,210,378 Shares for a purchase price $19.03 of per Share, or approximately $23.0 million in aggregate.

On December 22, 2025, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 2,709,108 Shares, representing 3.5% of the number of Shares outstanding as of September 30, 2025. On January 21, 2026, the Quarterly Tender Offer expired and the Company accepted 4,180,330 Shares for purchase, which Share amount includes an additional 1,471,222 Shares accepted. The 4,180,330 Shares represent approximately 4.5% of the total number of Shares outstanding as of December 31, 2025. The 1,471,222 of additional Shares included in the Quarterly Tender Offer represents approximately 1.9% of the number of Shares outstanding as of September 30, 2025. The purchase price of the Shares tendered is the Company’s NAV per Share as of December 31, 2025, or $18.82 per Share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, entitling the tendering stockholders to receive payment in an aggregate amount equal to the NAV of the tendered Shares as of December 31, 2025 less the 2% early repurchase fee applicable to Shares that have not been outstanding for at least one year.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Our investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in investments that are typically higher yielding than Middle Market Senior Loans (which may include unsecured debt, mezzanine debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We are externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Advisers Act”) and a subsidiary of Carlyle. We benefit from the Investment Adviser’s investment team of over 205 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including the Investment Adviser and its affiliates.
2025 Highlights
2025 Annual Results
•Net investment income was $146.3 million or $1.79 per Share.
•Dividends declared on Class I Shares were $159.4 million or $1.96 per Share.
•Net investment income for the year ended December 31, 2025 increased compared to the prior year primarily driven by a higher average outstanding investment balance due to net origination activity during 2025, partially offset by lower yields on investments.
•NAV per Share decreased to $18.82 as of December 31, 2025 from $19.43 as of December 31, 2024.

Portfolio and Investment Activity
•As of December 31, 2025, we held 257 investments across 196 portfolio companies (including 38 investments in structured credit investments across 35 different collateral managers) and 30 industries for a total fair value of $2.7 billion.
•During the year ended December 31, 2025, our investment balance increased from $2.0 billion to $2.7 billion driven by net origination activity.
•As of December 31, 2025, non-accrual investments represented 1.6% and 1.0% of our portfolio based on cost and fair value, respectively.
•On December 23, 2025, we, together with Carlyle Secured Lending, Inc. (“CGBD”), an affiliated BDC, and certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with us and CGBD, the “SCP Members”), agreed to co-invest through Structured Credit Partners JV, LLC (“Structured Credit Partners”), a joint venture that will primarily invest in broadly syndicated loans and will be co-managed by Carlyle and Sixth Street. The broadly syndicated loans will be financed by financing subsidiaries that include warehouses and collateralized loan obligations. We and CGBD each own 25% of the voting interest in Structured Credit Partners, with the remaining 50% ownership held by Sixth Street. As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150.0 million, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600.0 million, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners.
Liquidity and Capital Activity
•During the year ended December 31, 2025, we received $392.4 million in total subscriptions and issued 20,590,691 Class I Shares in connection with these subscriptions.
•During the year ended December 31, 2025, through our Quarterly Tender Offers, we repurchased and extinguished 4,478,525 Shares for a cost of $85.8 million.
•Total liquidity as of December 31, 2025 was $353.6 million in cash and unused debt capacity.
•On August 26, 2025, we closed an amendment to the SPV Credit Facility, which decreased the interest rate from SOFR + 2.35% to SOFR + 2.06% and extended the maturity date and the revolving period to April 3, 2030 and October 15, 2028, respectively.
•Effective December 12, 2025, the SPV Credit Facility commitment increased from $300 million to $400 million.
•On December 23, 2025, we amended our charter to rename existing common stock as Class I Common Stock and reclassify and designate authorized but unissued shares as Class I, Class D, and Class S. The different classes of common stock have been granted in accordance with an exemptive order from the SEC that permits us to issue multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees.
Recent Developments
•On January 1, 2026, we accepted subscriptions in the amount of $122.5 million for 6,511,297 Class I Shares.
•On January 21, 2026, through a Quarterly Tender Offer, we repurchased and extinguished 4,180,330 Class I Shares for a cost of $78.7 million.
•On January 28, 2026, we declared a dividend of $0.16 per Class I Share payable on February 26, 2026 to common stockholders of record as of January 30, 2026.
•On February 1, 2026, we accepted subscriptions in the amount of $15.1 million for 801,534 Class I Shares.
•On February 18, 2026, our Board of Directors appointed Alex Chi as Director and Chief Executive Officer and Thomas Hennigan as President, effective February 18, 2026, following the resignation of Justin Plouffe as Director and President and Chief Executive Officer.
•On February 18, 2026, we increased our maximum number of shares that may be purchased through our Quarterly Tender Offer from 3.5% to 5.0%. This increase was made as part of a routine assessment to align us with market standards and enhance competitiveness of the vehicle.

•On February 25, 2026, we declared a dividend of $0.16 per Class I Share payable on or about March 27, 2026 to common stockholders of record as of February 27, 2026.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per Share. For the three months ended December 31, 2025, we recorded basic and diluted earnings per Class I Share of $0.28, declared dividends per Class I Share of $0.49 and earned $0.43 of net investment income per Class I Share. For the year ended December 31, 2025 we recorded basic and diluted earnings per Class I Share of $1.34, declared dividends per Class I Share of $1.96 and earned $1.79 of net investment income per Class I Share.
The following table sets forth the calculation of basic and diluted earnings per Class I Share (dollar amounts in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$108,968	$103,676
Weighted-average shares outstanding	81,573,132	59,200,911
Earnings per share - Basic and Diluted	$1.34	$1.75
For the years ended December 31, 2025 and 2024, we declared dividends per Class I Share of $1.96 and $2.02, respectively. As of December 31, 2025 and 2024, our NAV per Share was $18.82 and $19.43, respectively.
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
Expenses
Our primary operating expenses include: (i) investment advisory fees, including base management fees and incentive fees, to the Investment Adviser pursuant to the Investment Advisory Agreement; (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iv) other operating expenses summarized below:

•administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;
•the costs of any offerings of our common stock and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by the Investment Adviser, or members of the Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies;
•certain costs and expenses relating to distributions paid on our shares;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;

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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	Year Ended December 31,
	2025	2024
Total investment income	$242,681	$225,140
Total expenses (including excise tax expense)	96,415	93,507
Net investment income	$146,266	$131,633
Weighted-average shares outstanding	81,573,132	59,200,911
Net investment income per share	$1.79	$2.22
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of December 31, 2025:

	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total Investments
Count of investments	180	7	32	38	257
Investments, at amortized cost	$2,415,655	$58,354	$90,979	$111,121	$2,676,109
Investments, at fair value	$2,383,274	$55,729	$100,355	$111,928	$2,651,286
Percentage of total investments at fair value	89.9%	2.1%	3.8%	4.2%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	9.5%	9.5%
Second Lien Debt(1)	12.2%	12.8%
Total Debt and Income Producing Investments(1)(2)	9.6%	9.6%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 9.4% as of December 31, 2025.
(2)Weighted average yield for total debt and income producing investments includes income producing equity investments.
The geographical composition of investments at fair value as of December 31, 2025 were as follows:

Geography—% of Fair Value	As of December 31, 2025
Australia	0.1%
Bermuda	0.1
Canada	4.7
Cayman Islands	3.4
France	1.0
Ireland	1.0
Italy	0.8
Luxembourg	2.3
Netherlands	0.3
Spain	0.3
Sweden	0.0
United Kingdom	3.3
United States	82.7
Total	100.0%

The industry composition of investments at fair value as of December 31, 2025 were as follows:

Industry—% of Fair Value	As of December 31, 2025
Aerospace & Defense	2.2%
Auto Aftermarket & Services	3.5
Beverage & Food	0.5
Business Services	9.7
Capital Equipment	3.9
Chemicals, Plastics & Rubber	1.3
Construction & Building	4.5
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	7.8
Containers, Packaging & Glass	2.5
Diversified Financial Services	10.2
Energy: Electricity	1.0
Energy: Oil & Gas	1.3
Environmental Industries	3.6
Healthcare & Pharmaceuticals	14.7

Industry—% of Fair Value	As of December 31, 2025
High Tech Industries	4.3%
Leisure Products & Services	6.3
Media: Broadcasting & Subscription	0.5
Media: Diversified & Production	0.5
Retail	0.7
Software	10.3
Sovereign & Public Finance	0.0
Structured Credit	4.2
Telecommunications	1.6
Transportation: Cargo	1.3
Transportation: Consumer	1.4
Utilities: Oil & Gas	1.3
Utilities: Water	0.3
Wholesale	0.4
Total	100.0%
Our investment activity for the years ended December 31, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Year Ended December 31,
	2025	2024
Investments:
Total investments, beginning of year	$2,008,800	$1,897,279
New investments purchased	1,354,253	604,655
Net accretion of discount on investments	10,462	9,497
Net realized gain (loss) on investments	(55,489)	(52,258)
Investments sold or repaid	(641,917)	(450,373)
Total Investments, end of year	$2,676,109	$2,008,800
Principal amount of investments funded:
First Lien Debt	$1,263,206	$515,057
Second Lien Debt	3,233	13,907
Equity Investments(1)	33,403	19,008
Structured Credit Investments	48,584	62,534
Total	$1,348,426	$610,506
Principal amount of investments sold or repaid:
First Lien Debt	$(614,750)	$(401,070)
Second Lien Debt	(59,227)	(86,975)
Equity Investments(1)	(13,740)	(6,073)
Structured Credit Investments	—	—
Total	$(687,717)	$(494,118)
Number of new investment commitments(2)(3)	118	95
Average new investment commitment amount	$12,536	$6,482
(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company, including structured credit investments, as part of an individual transaction.
(3)For the years ended December 31, 2025 and 2024, 100.0% and 99.6% of new funded debt investments and structured credit investments were at floating interest rates.
See the Consolidated Schedules of Investments as of December 31, 2025 and 2024 to the consolidated financial statements as of December 31, 2025 and 2024, included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount of investments.
Portfolio Credit
As part of the monitoring process, the Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our first lien and second lien debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each first lien and second lien debt investment in our portfolio.

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

The Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. The Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$11,725	0.7%
Internal Risk Rating 2	2,274,037	93.3	1,521,490	83.9
Internal Risk Rating 3	137,626	5.6	271,001	14.9
Internal Risk Rating 4	16,779	0.7	6,727	0.4
Internal Risk Rating 5	10,561	0.4	2,542	0.1
Total	$2,439,003	100.0%	$1,813,485	100.0%

As of December 31, 2025 and 2024, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1 and 2.2, respectively. As of December 31, 2025 and 2024, six and three of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.

The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	250	$2,623,946	99.0%	195	$1,940,782	99.5%
Non-accrual(1)	7	27,340	1.0	4	10,487	0.5
Total	257	$2,651,286	100.0%	199	$1,951,269	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the consolidated financial statements as of December 31, 2025 and 2024, included in Part II, Item 8 of this Form 10-K.
Portfolio Financing
Our primary source of financing is secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 7, Borrowings, to the consolidated financial statements as of December 31, 2025 and 2024, included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance as of
	December 31, 2025	December 31, 2024
SPV Credit Facility	$388,750	$164,732
SPV2 Credit Facility	330,000	55,000
2024-1 Debt	289,000	289,000
Total	$1,007,750	$508,732
Weighted average interest rate	5.85%	6.56%
SPV Credit Facility
On April 1, 2019, SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender, which was most recently amended and restated on August 26, 2025, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $400,000 as of December 31, 2025, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. Effective December 12, 2025, the total commitments increased from $300,000 to $400,000. The SPV Credit Facility will be subject to an additional increase of $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. The SPV Credit Facility has a maturity date of April 3, 2030, with one one-year extension option, subject to SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2028. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% per year. The SPV also pays a fee of 0.75% per year on unused amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.
The SPV Credit Facility consisted of the following as of December 31, 2025 and 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
December 31, 2025	$400,000	$388,750	$11,250	$11,250	5.50%
December 31, 2024	$300,000	$164,732	$135,268	$135,268	6.72%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

SPV2 Credit Facility
SPV2 entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility,” together with the SPV Credit Facility, the “Credit Facilities”), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 and a maturity date of March 7, 2032. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 is also required to pay an unused commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.
The SPV2 Credit Facility consisted of the following as of December 31, 2025 and 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
December 31, 2025	$550,000	$330,000	$220,000	$220,000	6.49%
December 31, 2024	$550,000	$55,000	$495,000	$226,179	7.14%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Securitizations
On October 29, 2024, we completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”), which was inclusive of $59,500 in Class C and D Notes retained by the Company as of December 31, 2025. The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans and is scheduled to mature in October 2037.
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
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount as of December 31, 2025 and December 31, 2024:

				As of
2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	December 31, 2025	December 31, 2024
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,916)	(2,077)
Total Carrying Value				$287,084	$286,923
Weighted average interest rate				5.60%	6.35%
(1)     Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.

Forward Currency Contracts
In order to better define our contractual rights and to secure rights that will help us mitigate our counterparty risk, we have entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between us and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of December 31, 2025 and 2024, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $344 and $3,772, respectively.
Structured Credit Partners JV, LLC (“Structured Credit Partners”)
On December 23, 2025, we, together with CGBD, an affiliated BDC, and Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Structured Credit Partners is managed by a board consisting of eight members, on which each Member has equal representation. The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership as follows:

	Class B Capital Commitment	Class C Capital Commitment
Carlyle Secured Lending, Inc.	$135,000	$15,000
Carlyle Credit Solutions, Inc.	$15,000	$135,000
Sixth Street Lending Partners	$50,000	$50,000
Sixth Street Specialty Lending, Inc.	$100,000	$100,000
Funding of capital commitments generally requires board approval. In accordance with their respective economic interests, the SCP Members indirectly bear an allocable share of all expenses and other obligations of Structured Credit Partners.
Structured Credit Partners will invest in the equity and debt of financing subsidiaries that will act as warehouses for the acquisition of broadly syndicated loans and issue debt securities collateralized by such loans, with investment opportunities expected to be sourced primarily by affiliates of the SCP Members. Portfolio and investment decisions with respect to Structured Credit Partners must be unanimously approved by a quorum of Structured Credit Partners’ investment committee consisting of an equal number of representatives appointed by the Carlyle-affiliated SCP Members and the Sixth Street-affiliated SCP Members. Therefore, because we do not own more than 25% of the voting interests of Structured Credit Partners, we do not believe that we have control over Structured Credit Partners for accounting purposes or for purposes of the Investment Company Act.
As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture.

Consolidated Results of Operations
For the years ended December 31, 2025 and 2024
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024. For information regarding results of operations for the year ended December 31, 2023, see the Company’s Form 10-K for the fiscal year ended December 31, 2023.

	Year ended December 31,		2025 vs 2024
	2025	2024	$
Investment income:
Interest income	$217,107	$201,377	$15,730
PIK income	21,334	18,884	2,450
Other income	4,240	4,879	(639)
Total investment income	242,681	225,140	17,541
Expenses:
Base management fees	15,255	11,520	3,735
Incentive fees	20,889	18,801	2,088
Professional fees	2,228	1,613	615
Administrative service fees	1,680	1,791	(111)
Interest expense and credit facility fees	51,477	54,924	(3,447)
Directors’ fees and expenses	416	332	84
Other general and administrative	2,973	2,825	148
Excise tax expense	1,497	1,701	(204)
Total expenses	96,415	93,507	2,908
Net investment income (loss)	146,266	131,633	14,633
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(55,489)	(52,258)	(3,231)
Net realized currency gain (loss) on non-investment assets and liabilities	205	6,062	(5,857)
Net realized gain (loss) on forward currency contracts	(3,222)	—	(3,222)
Net change in unrealized appreciation (depreciation) on investments	32,708	19,430	13,278
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(8,072)	(4,963)	(3,109)
Net change in unrealized gain (loss) on forward currency contracts	(3,428)	3,772	(7,200)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(37,298)	(27,957)	(9,341)
Net increase (decrease) in net assets resulting from operations	$108,968	$103,676	$5,292
Investment Income
The increase in investment income for the year ended December 31, 2025 from the comparable period in 2024 was primarily driven by a higher average outstanding investment balance due to net investment activity during 2025, partially offset by a lower weighted average yield on the portfolio. The size of the portfolio at amortized cost was $2,676,109, $2,008,800, and $1,897,279 as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The increase in the size of our portfolio was driven by net origination activity during the year ended December 31, 2025. As of December 31, 2025, the weighted average yield of our total debt and income producing assets decreased to 9.6% from 11.1% as of December 31, 2024, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2025 and December 31, 2024, seven and four of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $27,340 and $10,487, which represented approximately 1.0% and 0.5% of total investments at fair value as of December 31, 2025 and 2024, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2025 and 2024.
The decrease in other income for the year ended December 31, 2025 from the comparable period in 2024 was primarily driven by lower amendment fees partially offset by an increase in unused fees.
Expenses
The decrease in interest expense and credit facility fees for the year ended December 31, 2025 from the comparable period in 2024 was driven by a lower weighted average cost of debt due to lower base rates.
The increase in base management fees for the year ended December 31, 2025 from the comparable period in 2024 was driven higher net assets as adjusted for capital activity that occurred during the respective period.
The increase in incentive fees for the year ended December 31, 2025 from the comparable period in 2024 was driven by higher pre-incentive fee net investment income.
For the years ended December 31, 2025 and 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2025 and 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Realized gains on investments	$105	$5,517
Number of investments with realized gains	8	10
Realized losses on investments	$(55,594)	$(57,775)
Number of investments with realized losses	8	10
Change in unrealized appreciation on investments	$77,992	$70,193
Number of investments with unrealized appreciation	127	106
Change in unrealized depreciation on investments	$(45,284)	$(50,763)
Number of investments with unrealized depreciation	148	108
Net realized gain (loss) on investments during the year ended December 31, 2025 was primary driven by a net realized loss related to the restructuring of our investments in Aimbridge Acquisition Co., Inc. and Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.), the sale of Comar Holding Company, LLC, and the sale of our investment in iRobot Corporation.
The net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

Consolidated Results of Operations
For the three months ended December 31, 2025 and September 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2025 and September 30, 2025:

	Three Months Ended		Change
	December 31, 2025	September 30, 2025	$
Investment income:
Interest income	$58,543	$56,108	$2,435
PIK income	5,430	5,737	(307)
Other income	1,044	909	135
Total investment income	65,017	62,754	2,263
Expenses:
Base management fees	4,359	3,641	718
Incentive fees	5,653	5,118	535
Professional fees	612	741	(129)
Administrative service fees	494	593	(99)
Interest expense and credit facility fees	13,467	15,648	(2,181)
Directors’ fees and expenses	117	109	8
Other general and administrative	763	559	204
Excise tax expense	5	483	(478)
Total expenses	25,470	26,892	(1,422)
Net investment income (loss)	39,547	35,862	3,685
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(18,680)	(18,889)	209
Net realized currency gain (loss) on non-investment assets and liabilities	(200)	(1,076)	876
Net realized gain (loss) on forward currency contracts	558	(2,885)	3,443
Net change in unrealized appreciation (depreciation) on investments	5,255	13,257	(8,002)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(166)	1,093	(1,259)
Net change in unrealized gain (loss) on forward currency contracts	(133)	4,879	(5,012)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(13,366)	(3,621)	(9,745)
Net increase (decrease) in net assets resulting from operations	$26,181	$32,241	$(6,060)
Investment Income
The increase in investment income for the three months ended December 31, 2025, as compared to the three months ended September 30, 2025, was primarily driven by a higher average outstanding investment balance due to net investment activity in the fourth quarter of 2025, partially offset by a lower weighted average yield on the portfolio. As of December 31, 2025, the size of our portfolio increased to $2,676,109 from $2,470,518 as of September 30, 2025, at amortized cost. As of December 31, 2025 and September 30, 2025, the weighted average yield of our total debt and income producing investments was 9.6% and 10.1%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2025 and September 30, 2025, seven and six of our debt and preferred equity investments were on non-accrual status. Non-accrual investments had a fair value of $27,340 and $20,071, which represented approximately 1.0% and 0.8% of total investments at fair value as of December 31, 2025 and September 30, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2025 and September 30, 2025.

The increase in other income for the three months ended December 31, 2025, compared to the three months ended September 30, 2025, was primarily driven by an increase in unused fees and amendment fees, offset by a decrease in prepayment fees.
Expenses
The decrease in interest expense and credit facility fees was primarily driven by a decrease in the average outstanding debt balance during three months ended December 31, 2025.
The increase in base management fees was driven by higher net assets as adjusted for capital activity for the three months ended December 31, 2025 compared to the three months ended September 30, 2025.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended December 31, 2025 compared to the three months ended September 30, 2025.
For the three months ended December 31, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements as of December 31, 2025 and 2024, included in Part II, Item 8 of this Form 10-K for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended December 31, 2025 and September 30, 2025 were as follows:

	Three Months Ended
	December 31, 2025	September 30, 2025
Realized gains on investments	$9	$2
Number of investments with realized gains	2	2
Realized losses on investments	$(18,689)	$(18,891)
Number of investments with realized losses	3	3
Change in unrealized appreciation on investments	$25,571	$32,087
Number of investments with unrealized appreciation	87	130
Change in unrealized depreciation on investments	$(20,316)	$(18,830)
Number of investments with unrealized depreciation	158	97
During the three months ended December 31, 2025, we recognized a realized net loss related to the sale of Comar Holding Company, LLC and the sale of our investment in iRobot Corporation. During the three months ended September 30, 2025, we recognized a realized net loss related to the restructuring of Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.).
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. As of December 31, 2025, we had $1,007,750 of outstanding consolidated indebtedness under the Credit Facilities and the 2024-1 Debt, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of December 31, 2025, we had $353,602 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of December 31, 2025 and December 31, 2024, the statutory debt to equity ratio was 0.57x and 0.34x, respectively. Refer to Note 7, Borrowings, to the consolidated financial statements as of December 31, 2025 and 2024, included in Part II, Item 8 of this Form 10-K for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	December 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$122,352	$108,453
Available borrowings under Credit Facilities	231,250	361,447
Total Liquidity	$353,602	$469,900
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made for any such exposure in the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2025 and December 31, 2024:

	Par / Principal Amount as of
	December 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$250,388	$102,427
Unfunded revolving commitments	158,139	74,513
Total unfunded commitments	$408,527	$176,940
Pursuant to an undertaking by us in connection with the 2024-1 Debt Securitization, we agreed to hold on an ongoing basis the 2024-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding principal amount of all collateral obligations issued by the 2024-1 Issuer, subject to adjustments, for so long as any securities of the 2024-1 Issuer remains outstanding. As of December 31, 2025 and December 31, 2024, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

	Year Ended December 31,
	2025	2024
Cash flows provided by (used in) operating activities	$(626,364)	$16,251
Cash flows provided by (used in) financing activities	640,263	26,447
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,899	$42,698
During the year ended December 31, 2025, we paid $1,326,777 related to cost of investments purchased and received $594,182 in proceeds from sales and repayments on our investments. During the year ended December 31, 2025, we had net proceeds from borrowings of $490,523 on our Credit Facilities. During the year ended December 31, 2025, we issued 20,590,691 shares for an aggregate offering price of approximately $392,438, and repurchased and extinguished 4,478,525 shares for an aggregate purchase price of $85,806.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” included in Part I, Item 1A of this Form 10-K.
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
Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which, in many cases, may reflect a lag in information.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2025 and 2024 included in Part II, Item 8 of this Form 10-K.
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
For further information on the fair value measurements, including the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 3, Fair Value Measurements, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations included in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
Interest Rate Risk
As of December 31, 2025, on a fair value basis, approximately 99.8% of our debt investments bear interest at floating rates, which primarily are subject to interest rate floors. The Credit Facilities and 2024-1 Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio held as of December 31, 2025 and December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2025 and December 31, 2024 and based on the terms of our Credit Facilities and 2024-1 Debt. Interest expense on our Credit Facilities and 2024-1 Debt is calculated using the stated interest rate as of December 31, 2025 and December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2025			As of December 31, 2024
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$76,863	$(30,232)	$46,631	$57,766	$(15,262)	$42,504
Up 200 basis points	$51,242	$(20,155)	$31,087	$38,511	$(10,175)	$28,336
Up 100 basis points	$25,621	$(10,077)	$15,544	$19,255	$(5,087)	$14,168
Down 100 basis points	$(25,621)	$10,077	$(15,544)	$(19,255)	$5,087	$(14,168)
Down 200 basis points	$(51,107)	$20,155	$(30,952)	$(38,494)	$10,175	$(28,319)
Down 300 basis points	$(72,737)	$29,529	$(43,208)	$(57,413)	$15,260	$(42,153)

Item 8. Financial Statements and Supplementary Data
CARLYLE CREDIT SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Carlyle Credit Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Credit Solutions, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 17, 2026

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,647,127 and $2,008,800, respectively)	$2,622,656	$1,951,269
Investments—non-controlled/affiliated, at fair value (amortized cost of $28,982 and $0, respectively)	28,630	—
Total investments, at fair value (amortized cost of $2,676,109 and $2,008,800, respectively)	2,651,286	1,951,269
Cash, cash equivalents and restricted cash	122,352	108,453
Receivable for investments sold	—	2,140
Interest receivable	24,834	18,885
Receivable for issuance of common stock	18	22
Derivative assets, at fair value (Note 6)	344	3,772
Prepaid expenses and other assets	14,258	10,619
Total assets	$2,813,092	$2,095,160
LIABILITIES
Debt and secured borrowings (Note 7)	$1,005,834	$506,655
Payable for investments purchased	4,957	50,974
Interest and credit facility fees payable (Note 7)	6,164	6,104
Dividend payable (Note 9)	15,982	13,091
Management and incentive fees payable (Note 4)	10,013	8,738
Administrative service fees payable (Note 4)	1,339	1,504
Common stock proceeds received in advance	—	12,454
Other accrued expenses and liabilities	3,179	3,178
Total liabilities	1,047,468	602,698
Commitments and contingencies (Notes 8 and 12)

NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 93,812,679 and 76,812,863 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	938	768
Paid-in capital in excess of par value	1,871,027	1,549,238
Total distributable earnings (loss)	(106,341)	(57,544)
Total net assets	$1,765,624	$1,492,462

NET ASSETS PER SHARE
Class I Shares:
Net assets	$1,871,027	$1,549,238
Common shares outstanding ($0.01 par value, 200,000,000 shares authorized)	93,812,679	76,812,863
Net asset value per share	$18.82	$19.43
Class S Shares:
Net assets	$—	$—
Common shares outstanding ($0.01 par value, 50,000,000 shares authorized)	—	—
Net asset value per share	$—	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.01 par value, 50,000,000 shares authorized)	—	—
Net asset value per share	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$217,080	$201,377	$227,448
PIK income	20,114	18,884	12,596
Other income	4,240	4,879	6,503
Total investment income from non-controlled/non-affiliated investments	241,434	225,140	246,547
From non-controlled/affiliated investments:
Interest income	27	—	—
PIK income	1,220	—	—
Total investment income from non-controlled/affiliated investments	1,247	—
Total investment income	242,681	225,140	246,547
Expenses:
Base management fees (Note 4)	15,255	11,520	10,864
Net investment income incentive fees (Note 4)	20,889	18,801	19,941
Professional fees	2,228	1,613	1,753
Administrative service fees (Note 4)	1,680	1,791	1,426
Interest expense and credit facility fees (Note 7)	51,477	54,924	69,852
Directors’ fees and expenses	416	332	269
Other general and administrative	2,973	2,825	2,313
Total expenses	94,918	91,806	106,418
Net investment income (loss) before taxes	147,763	133,334	140,129
Excise tax expense	1,497	1,701	731
Net investment income (loss)	146,266	131,633	139,398
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(55,489)	(52,258)	27
Net realized currency gain (loss) on non-investment assets and liabilities	205	6,062	(120)
Net realized gain (loss) on forward currency contracts	(3,222)	—	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	33,060	19,430	(28,048)
Non-controlled/affiliated investments	(352)	—	—
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(8,072)	(4,963)	(3,122)
Net change in unrealized gain (loss) on forward currency contracts	(3,428)	3,772	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(37,298)	(27,957)	(31,263)
Net increase (decrease) in net assets resulting from operations	$108,968	$103,676	$108,135
Basic and diluted earnings per share (Note 9)	$1.34	$1.75	$1.91
Weighted-average shares of common stock outstanding—basic and diluted (Note 9)	81,573,132	59,200,911	56,551,480

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$146,266	$131,633	$139,398
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(58,506)	(46,196)	(93)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	21,208	18,239	(31,170)
Net increase (decrease) in net assets resulting from operations	$108,968	$103,676	$108,135

Distributions to stockholders (Note 9):
Class I	$(159,420)	$(119,271)	$(114,554)
Net decrease in net assets resulting from distributions to stockholders	$(159,420)	$(119,271)	$(114,554)

Share transactions:
Class I:
Common stock issued	$392,438	$538,050	$82,980
Dividend reinvestment	16,982	6,834	2,098
Repurchase of common stock	(85,806)	(140,039)	(126,948)
Net increase (decrease) in net assets resulting from share transactions	$323,614	$404,845	$(41,870)

Total net increase (decrease) in net assets	273,162	389,250	(48,289)
Net assets at beginning of year	1,492,462	1,103,212	1,151,501
Net assets at end of year	$1,765,624	$1,492,462	$1,103,212

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$108,968	$103,676	$108,135
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,021	1,818	1,977
Net accretion of discount on investments	(10,462)	(9,497)	(10,762)
Paid-in-kind interest	(22,991)	(20,291)	(12,770)
Net realized (gain) loss on investments	55,489	52,258	(27)
Net realized currency (gain) loss on non-investment assets and liabilities	(205)	(6,062)	120
Net change in unrealized (appreciation) depreciation on investments	(32,708)	(19,430)	28,048
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	8,072	4,963	3,122
Net change in unrealized (gain) loss on forward currency contracts	3,428	(3,772)	—
Cost of investments purchased and change in payable for investments purchased	(1,326,777)	(525,887)	(165,741)
Proceeds from sales and repayments of investments and change in receivable for investments sold	594,182	441,717	433,609
Changes in operating assets:
Interest receivable	(5,949)	4,851	(2,088)
Prepaid expenses and other assets	(603)	(4,036)	(801)
Changes in operating liabilities:
Interest and credit facility fees payable	60	(5,878)	(1,577)
Management and incentive fees payable	1,275	891	144
Administrative service fees payable	(165)	(359)	1,009
Other accrued expenses and liabilities	1	1,289	(929)
Net cash provided by (used in) operating activities	(626,364)	16,251	381,469
Cash flows from financing activities:
Proceeds from issuance of common stock, inclusive of common stock proceeds received in advance	379,988	542,385	82,566
Repurchase of common stock	(85,806)	(140,039)	(126,948)
Borrowings on Credit Facilities	1,270,167	569,676	247,000
Repayments of Credit Facilities	(779,644)	(1,104,449)	(477,823)
Proceeds from issuance of 2024-1 Debt	—	289,000	—
Dividends paid in cash	(139,547)	(128,049)	(114,119)
Debt issuance costs paid	(4,895)	(2,077)	(150)
Net cash provided by (used in) financing activities	640,263	26,447	(389,474)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,899	42,698	(8,005)
Cash, cash equivalents and restricted cash, beginning of year	108,453	65,755	73,760
Cash, cash equivalents and restricted cash, end of year	$122,352	$108,453	$65,755
Supplemental disclosures:
Interest and credit facility fees paid during the year	$49,031	$60,126	$69,812
Taxes, including excise tax, paid during the year	$1,621	$841	$69
Dividends declared during the year	$159,420	$119,271	$114,554
Dividends reinvested during the year	$16,982	$6,834	$2,098
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (89.0% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)(c)(f)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.18%	3/31/2025	3/31/2031	$20,145	$19,938	$19,912	1.13%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.72%	3/31/2025	12/31/2027	2,242	2,173	2,200	0.12
AArete Investment, LLC	(a)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	6/5/2025	6/5/2031	6,609	6,476	6,548	0.37
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(c)	(2)(7)	Transportation: Consumer	SOFR	5.25%	8.92%	10/3/2025	10/3/2032	15,000	14,706	14,869	0.84
Addev Group (France)	(d)	(2)(7)(15)	Chemicals, Plastics & Rubber	EURIBOR	5.75%	7.77%	10/28/2025	10/28/2032	€259	293	295	0.02
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.80%	8/16/2022	8/16/2028	24,642	24,262	22,114	1.25
Advanced Web Technologies Holding Company	(a)(b)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.33%	12/17/2020	12/17/2027	18,794	18,676	18,569	1.05
AGS Health BCP LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2025	7/31/2032	6,864	6,840	6,900	0.39
AI Grace AUS Bidco Pty LTD (Australia)	(f)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.01%	12/5/2023	12/5/2029	2,286	2,236	2,269	0.13
Allied Benefit Systems Intermediate LLC	(b)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.73%	10/31/2023	10/31/2030	19,462	19,336	19,334	1.10
Alpine Acquisition Corp II	(a)(b)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	9.65%	4/19/2022	11/30/2029	23,824	23,167	10,561	0.60
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.92%	12/17/2024	12/17/2032	4,426	4,253	4,245	0.24
AP Plastics Acquisition Holdings, LLC	(a)(b)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	3/28/2025	8/10/2030	23,817	23,786	23,790	1.35
Apex Companies Holdings, LLC	(a)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2023	1/31/2028	14,841	14,463	14,599	0.83
Applied Technical Services, LLC	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.25%	8.92%	4/8/2025	4/8/2031	33,609	33,261	33,294	1.89
Artifact Bidco, Inc.	(b)	(2)(3)(15)	Software	SOFR	4.15%	7.82%	7/26/2024	7/26/2031	704	696	704	0.04
Ascend Buyer, LLC	(b)(c)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.92%	9/30/2021	9/30/2028	13,734	13,591	13,694	0.78
Associations, Inc.	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.40%	5/3/2024	7/2/2028	6,687	6,682	6,724	0.38
Athlete Buyer, LLC	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.67%	3/29/2024	4/26/2029	4,658	4,585	4,098	0.23
Atlas US Finco, Inc.	(a)(c)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	8.61%	12/15/2022	12/12/2029	11,675	11,588	11,684	0.66
Auditboard, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.50%	8.19%	7/12/2024	7/12/2031	8,857	8,775	8,848	0.50
Auditboard, Inc.	(b)	(2)(3)	Software	SOFR	4.50%	8.24%	12/10/2025	7/12/2031	2,571	2,552	2,570	0.15

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Azurite Intermediate Holdings, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	6.00%	9.72%	3/19/2024	3/19/2031	$3,577	$3,531	$3,597	0.20%
Bamboo Health Holdings, LLC	(a)(b)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.47%	5/6/2021	5/6/2028	28,361	28,178	28,526	1.62
Barnes & Noble, Inc.	(b)(c)(f)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.88%	5/7/2025	5/7/2030	16,216	15,884	16,011	0.91
Bianalisi S.p.A. (Italy)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.02%	2/26/2025	2/26/2032	€15,524	16,260	17,864	1.01
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	6/4/2024	6/4/2031	€3,389	3,602	3,873	0.22
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	7/17/2025	6/4/2031	€229	266	262	0.01
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	303	289	285	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	5,480	5,347	5,329	0.30
Bingo Group Buyer, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.48%	7/10/2024	7/10/2031	5,860	5,766	5,779	0.33
Birsa S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.27%	7/2/2024	6/30/2031	€3,553	3,995	4,103	0.23
BlueCat Networks, Inc. (Canada)	(a)(b)(f)	(2)(3)(7)	High Tech Industries	SOFR	5.75%	9.48%	8/8/2022	8/8/2028	26,412	26,147	25,825	1.46
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.17%	9/30/2019	9/30/2026	28,156	28,061	26,318	1.49
Businessolver.com, Inc.	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	12/3/2025	12/3/2032	18,867	18,754	18,752	1.06
Calabrio, Inc.	(c)	(2)	Telecommunications	SOFR	4.00%	7.82%	11/26/2025	11/26/2032	10,000	9,505	9,500	0.54
Celerion Buyer, Inc.	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.89%	11/3/2022	11/3/2029	7,358	7,300	7,320	0.41
CircusTrix Holdings, LLC	(a)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	10.47%	7/18/2023	7/14/2028	9,474	9,335	9,419	0.53
Cliffwater LLC	(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2025	4/22/2032	36,261	35,895	36,232	2.05
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.41%	7/30/2023	7/30/2028	1,368	1,354	1,382	0.08
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.83%	5/22/2024	5/22/2029	19,885	19,662	19,636	1.11
Cority Software Inc. (Canada)	(b)(f)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.34%	10/31/2025	10/31/2032	44,792	44,547	44,542	2.52
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	5.63%	9.38%	1/29/2025	8/1/2028	7,529	7,428	5,910	0.33
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.25%	2/18/2025	5/15/2031	2,363	2,294	1,662	0.09
Coupa Holdings, LLC	(c)(f)	(2)(3)(15)	Software	SOFR	5.25%	9.34%	2/27/2023	2/28/2030	2,127	2,085	2,139	0.12

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CST Holding Company	(c)(f)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2022	11/1/2028	$2,417	$2,375	$2,431	0.14%
Dance Midco S.a.r.l. (United Kingdom)	(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.06%	10/25/2024	10/25/2031	€11,625	12,237	13,501	0.76
DCA Investment Holding LLC	(a)(b)	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.06%	3/11/2021	4/3/2028	11,816	11,745	10,348	0.59
Deerfield Dakota Holding, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2025	9/12/2032	45,963	45,482	45,456	2.58
Denali Intermediate Holdings, Inc.	(c)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2025	8/26/2032	14,372	14,220	14,217	0.81
Denali Midco 2, LLC	(c)(f)	(2)(3)	Consumer Services	SOFR	5.25%	8.97%	9/15/2022	12/22/2028	8,423	8,299	8,374	0.47
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	8.82%	8/4/2020	8/4/2030	636	628	627	0.04
Divisions Holding Corporation	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	4/17/2025	4/17/2032	18,354	18,161	18,488	1.05
Dwyer Instruments, Inc.	(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2021	7/21/2029	27,096	26,870	27,096	1.53
Einstein Parent, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	6.50%	10.36%	1/22/2025	1/22/2031	30,371	29,783	30,019	1.70
Eliassen Group, LLC	(b)(f)	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2022	4/14/2028	20,953	20,814	20,418	1.16
Ellkay, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.60%	5/14/2025	9/14/2030	34,932	34,601	34,678	1.96
Embark Intermediate Holdings, LLC	(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.22%	9/2/2025	9/2/2032	5,986	5,871	5,868	0.33
Enkindle Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.75%, 3.50% PIK	11.22%	4/16/2025	4/16/2031	£1,556	1,865	2,022	0.11
Enkindle Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.88%, 4.43% PIK	12.28%	4/16/2025	4/16/2031	£4,128	5,312	5,453	0.31
Enverus, Inc.	(a)(b)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2025	12/18/2032	11,115	11,053	11,052	0.63
Espresso Bidco Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.42%	3/25/2025	3/25/2032	15,840	15,545	15,811	0.90
Essential Services Holding Corporation	(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.88%	6/17/2024	6/17/2031	795	787	793	0.04
Excel Fitness Holdings, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.48%	4/29/2022	4/29/2030	490	483	486	0.03
Excel Fitness Holdings, Inc.	(f)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.42%	8/11/2022	4/29/2030	8,882	8,818	8,845	0.50
Excelitas Technologies Corp.	(b)	(2)(3)	Capital Equipment	EURIBOR	5.25%	7.15%	8/12/2022	8/12/2029	€3,180	3,300	3,737	0.21
Excelitas Technologies Corp.	(a)(b)(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.97%	8/12/2022	8/12/2029	6,096	6,035	6,097	0.35
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.68%	8/15/2025	8/15/2032	€5,247	6,127	6,151	0.35
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.60%	8/15/2025	8/15/2032	22,421	22,363	22,361	1.27
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.75%	7/25/2025	6/30/2029	79	77	78	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00%	8.70%	7/25/2025	6/30/2029	164	164	164	0.01

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Fullsteam Operations LLC	(c)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.11%	8/8/2025	8/8/2031	$6,531	$6,442	$6,437	0.36%
Galileo Parent, Inc.	(b)(c)(f)	(2)(3)(15)	Telecommunications	SOFR	5.75%	9.42%	11/26/2024	5/3/2030	33,397	33,403	33,572	1.90
Generator US Buyer, Inc.	(b)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.17%	10/1/2024	7/22/2030	1,514	1,492	1,503	0.09
Greenhouse Software, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	3/1/2021	9/1/2028	32,796	32,401	32,796	1.86
GS AcquisitionCo, Inc.	(a)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	3/26/2024	5/25/2028	1,109	1,105	1,109	0.06
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.47%	9/30/2022	12/16/2030	81	80	81	0.00
Gymspa (France)	(d)(e)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.05%	5/14/2025	5/14/2031	€9,781	10,606	11,343	0.64
Hadrian Acquisition Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.15%, 3.15% PIK	12.19%	2/28/2022	2/28/2029	£18,413	23,915	24,888	1.41
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.42%	2/10/2022	12/15/2026	3,922	3,914	3,826	0.22
Heartland Home Services, Inc.	(b)(c)(f)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	9.67%	12/15/2020	12/15/2026	31,887	31,762	31,126	1.76
Hercules Borrower LLC	(a)(b)(f)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.42%	12/14/2020	12/14/2028	17,757	17,626	17,768	1.01
Higginbotham Insurance Agency, Inc.	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.22%	12/11/2025	6/11/2031	7,078	6,995	6,958	0.39
Holding Argon (France)	(d)(e)	(2)(7)(15)	Business Services	EURIBOR	5.75%	7.75%	4/16/2025	4/16/2032	€14,102	15,597	16,145	0.91
Hoosier Intermediate, LLC	(a)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.85%	11/15/2021	11/15/2028	15,861	15,691	15,861	0.90
Horizon Avionics Buyer, LLC	(c)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.42%	10/25/2025	3/28/2032	3,056	3,033	3,032	0.17
HS Spa Holdings Inc.	(a)(f)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.07%	6/2/2022	6/2/2029	8,618	8,510	8,511	0.48
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.09%	3/12/2024	6/2/2029	635	630	628	0.04
Hyphen Solutions, LLC	(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.22%	8/6/2025	8/6/2032	6,782	6,739	6,735	0.38
Icefall Parent, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	4.50%	8.17%	1/26/2024	1/26/2030	7,566	7,443	7,566	0.43
iCIMS, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.61%	8/18/2022	8/18/2028	28,477	28,248	27,935	1.58
IEM New Sub 2, LLC	(b)(c)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2025	12/3/2031	19,807	19,690	19,689	1.12
IG Investments Holdings, LLC	(b)	(2)(3)(15)	Business Services	SOFR	5.00%	8.84%	11/1/2024	9/22/2028	4,076	4,076	4,076	0.23
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.07%	5/28/2021	5/28/2027	€34,396	41,265	40,422	2.30
IQN Holding Corp.	(a)(b)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.42%	5/2/2022	5/2/2029	11,215	11,142	11,169	0.63
Iron Infinity Buyer Sub, Inc.	(a)(b)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2025	10/16/2032	34,908	34,787	34,773	1.97
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	8.90% (100% PIK)	12.55%	12/22/2021	12/31/2029	5,459	5,017	5,459	0.31

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	10.65%	12/22/2021	12/31/2029	$907	$833	$907	0.05%
Kona Buyer, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.15%	6/27/2025	7/23/2031	—	(96)	70	0.00
LDS Intermediate Holdings, L.L.C.	(a)(b)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2025	2/7/2032	23,934	23,574	23,826	1.35
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.42%	11/25/2025	11/25/2032	8,571	8,426	8,424	0.48
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	12.59%	10/18/2019	3/31/2027	8,784	8,784	7,747	0.44
Material Holdings, LLC	(c)	(2)(3)(11)	Business Services	SOFR	4.62%, 1.38% PIK	9.67%	8/19/2021	8/19/2027	14,578	14,578	11,241	0.64
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.65%	8/19/2021	8/19/2027	3,654	1,118	—	—
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.67%	6/25/2025	8/19/2027	499	499	499	0.03
Medical Manufacturing Technologies, LLC	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.44%	12/23/2021	12/23/2027	27,967	27,717	27,962	1.58
Merative L.P.	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	9/30/2025	9/30/2032	41,176	40,933	41,176	2.33
Modernizing Medicine, Inc.	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.92%	4/30/2025	4/30/2032	11,925	11,807	11,942	0.68
Monarch Buyer, Inc.	(a)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.32%	6/2/2025	6/2/2032	23,746	23,401	23,366	1.32
More Cowbell II, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.24%	9/3/2025	9/1/2030	16,018	16,018	16,012	0.91
NEFCO Holding Company LLC	(b)(c)(f)	(2)(3)(15)	Construction & Building	SOFR	5.00%	8.97%	8/5/2022	8/5/2028	39,615	39,243	39,616	2.24
North Haven Fairway Buyer, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.77%	5/17/2022	5/17/2028	33,569	33,171	33,300	1.89
Nuzoa Bidco, S.L.U. (Spain)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.02%	6/24/2025	6/24/2032	€6,657	7,531	7,663	0.43
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.35%	4/28/2022	5/31/2028	9,146	9,080	9,120	0.52
Oak Purchaser, Inc.	(a)(b)(f)	(2)(3)	Business Services	SOFR	5.50%	9.37%	2/1/2024	5/31/2028	1,039	1,027	1,028	0.06
OEConnection, LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.23%	12/23/2025	12/23/2032	9,950	9,864	9,864	0.56
OEI, Inc.	(b)(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.19%	12/29/2025	12/29/2032	23,432	23,144	23,144	1.31
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.15%	10/30/2024	10/30/2031	€3,008	3,238	3,478	0.20
Optimizely North America Inc.	(b)(f)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	8.72%	10/30/2024	10/30/2031	8,902	8,814	8,735	0.49
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	9.22%	10/30/2024	10/30/2031	£1,203	1,547	1,597	0.09

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.28%	12/4/2024	12/4/2031	€1,855	$1,943	$2,159	0.12%
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.02%	12/4/2024	12/4/2031	4,902	4,839	4,853	0.27
Orthrus Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.22%	12/4/2024	12/4/2031	£2,077	2,647	2,766	0.16
Orthrus Limited (United Kingdom)	(e)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.15%	7/24/2025	12/4/2031	708	708	701	0.04
PAM Bidco Limited (United Kingdom)	(d)(e)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£78	103	104	0.01
PAM Bidco Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.26%	10/29/2024	10/29/2031	£6,619	8,420	8,782	0.50
PDI TA Holdings, Inc	(b)	(2)(3)(15)	Software	SOFR	5.50%	9.34%	2/1/2024	2/1/2031	8,150	8,147	7,920	0.45
PF Atlantic Holdco 2, LLC	(c)(f)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2021	11/12/2027	35,920	35,640	35,920	2.03
PPV Intermediate Holdings, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.07%	8/7/2024	8/31/2029	3,403	3,339	3,403	0.19
PPV Intermediate Holdings, LLC	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.82%	8/7/2024	8/31/2029	18,354	18,309	18,305	1.04
PPV Intermediate Holdings, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.57%	8/7/2024	8/31/2029	231	230	230	0.01
Project Castle, Inc.	(f)	(2)(3)	Capital Equipment	SOFR	5.50%	9.36%	6/24/2022	6/1/2029	7,256	6,804	4,671	0.26
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.80%	2/1/2021	2/1/2027	1,800	1,793	1,796	0.10
Prophix Software Inc. (Canada)	(a)(b)(f)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.72%	11/21/2023	2/1/2027	19,710	19,618	19,677	1.11
Propio LS, LLC	(b)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.46%	5/12/2025	5/12/2030	12,138	12,028	12,070	0.68
PROS Parent, Inc.	(b)(c)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.49%	12/9/2025	12/9/2032	22,988	22,924	22,924	1.30
PXO Holdings I Corp.	(a)(b)(f)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.20%	3/8/2022	3/8/2028	11,415	11,299	11,225	0.64
QBS Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.17%	11/7/2024	6/3/2032	22,308	22,133	22,551	1.28
Radwell Parent, LLC	(b)(c)(f)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.17%	12/1/2022	4/1/2029	11,399	11,308	11,399	0.65
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2024	12/19/2031	7,727	7,658	7,727	0.44
Ranpak Corp.	(c)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2024	12/19/2031	12,073	11,965	12,073	0.68
Rialto Management Group, LLC	(b)(c)(f)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2024	12/5/2030	18,289	18,184	18,300	1.04
Rotation Buyer, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2024	12/27/2031	12,861	12,718	12,720	0.72
Saguaro Buyer, LLC	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.23%	7/3/2025	7/3/2032	13,401	13,212	13,361	0.76

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
SCHP Purchaser, INC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2025	10/24/2032		$18,601	$18,389	$18,389	1.04%
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.23%	10/7/2022	10/7/2029		155	153	155	0.01
Seahawk Bidco, LLC	(a)(b)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.47%	12/19/2024	12/19/2031		30,785	30,577	30,872	1.75
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.27%	3/19/2025	3/19/2032		€4,511	4,882	5,235	0.30
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2025	3/19/2032		6,815	6,667	6,714	0.38
SitusAMC Holdings Corporation	(b)(c)(f)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.17%	5/14/2025	5/14/2031		27,623	27,496	27,419	1.55
Smarsh Inc.	(a)(b)(f)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	2/18/2022	2/18/2029		4,523	4,470	4,522	0.26
Specialty Pharma III, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.40%	12/23/2025	12/23/2032		28,318	28,159	28,158	1.59
Speedstar Holding LLC	(b)(c)(f)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.84%	7/2/2024	7/22/2027		17,988	17,848	17,222	0.98
SPF Borrower, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	9.92%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.59
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.17%	2/1/2024	2/1/2028		3,955	3,955	3,955	0.22
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.75%	9/25/2025	7/25/2028		1,510	1,439	1,441	0.08
Spotless Brands, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.62%	6/21/2022	7/25/2028		33,250	32,794	33,421	1.89
Summit Bidco, Inc. (Canada)	(c)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.21%	10/1/2025	10/1/2032	C$	5,563	3,929	3,993	0.23
Tank Holding Corp.	(a)(b)(c)(f)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2022	3/31/2028		24,686	24,480	22,486	1.27
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.72%	9/26/2024	3/31/2028		2,818	2,798	2,574	0.15
TCFI Aevex LLC	(c)(f)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.72%	3/18/2020	3/18/2028		27,680	27,657	27,004	1.53
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		21,671	21,416	21,973	1.24
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.76%	7/22/2024	7/22/2030	C$	9,070	6,457	6,543	0.37
Tufin Software North America, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.65%	8/17/2022	8/17/2028		30,244	29,927	30,113	1.71
Turbo Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	12/2/2019	6/1/2026		45,417	45,395	45,417	2.57
U.S. Legal Support, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.22%	11/30/2018	5/31/2026		21,098	21,092	21,022	1.19
UFT Buyer LLC	(c)	(2)(3)(15)	Environmental Industries	SOFR	4.50%	8.27%	12/4/2025	12/4/2032		16,732	16,483	16,481	0.93
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)(15)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.13%	4/13/2020	4/13/2027		51,640	51,477	41,338	2.34
USR Parent Inc.	(f)	(2)(3)(10)	Retail	SOFR	7.60%	11.32%	4/22/2022	4/25/2027		2,160	2,153	2,144	0.12

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Vensure Employer Services, Inc.	(a)(b)(c)(f)	(2)(15)	Business Services	SOFR	5.00%	8.70%	9/27/2024	9/27/2031	$24,800	$24,585	$24,552	1.39%
Victors Purchaser, LLC	(b)(c)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2025	12/23/2032	17,191	17,129	17,129	0.97
Vienna Bidco Limited (United Kingdom)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030	£7,264	9,513	9,571	0.54
Whitney Merger Sub, Inc.	(c)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2025	7/3/2032	34,266	33,895	33,877	1.92
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.92%	10/29/2021	12/29/2028	17,687	17,573	12,339	0.70
World 50, Inc.	(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030	18,805	18,489	18,823	1.07
Wrench Group LLC	(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.42%	9/3/2025	9/3/2032	6,875	6,790	6,889	0.39
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2021	9/13/2027	431	428	395	0.02
YLG Holdings, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.72%	9/30/2020	12/23/2030	11,082	10,994	11,115	0.63
First Lien Debt Total										$2,392,545	$2,360,093	133.67%
Second Lien Debt (2.1% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.32%	9/30/2021	9/30/2028	$11,696	$11,627	$11,696	0.66%
AQA Acquisition Holdings, Inc.	(b)(f)	(2)(3)	High Tech Industries	SOFR	6.25%	10.09%	5/14/2021	3/3/2029	14,410	14,322	14,104	0.81
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	3,166	3,156	3,175	0.18
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,505	1,486	1,482	0.08
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.65%	7/25/2025	6/30/2029	65	64	65	0.00
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.32%	10/28/2020	10/28/2028	14,995	14,818	13,223	0.75
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.34%	11/16/2020	11/2/2028	13,000	12,881	11,984	0.68
Second Lien Debt Total										$58,354	$55,729	3.16%

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (4.2% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/12/2025	4/15/2038	$3,500	$3,500	$3,366	0.19%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	3/28/2025	4/20/2038	4,000	3,962	4,012	0.23
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	11/18/2024	1/20/2038	1,250	1,250	1,250	0.07
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.00%	3/28/2025	7/22/2038	4,670	4,670	4,687	0.27

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	11/14/2024	10/17/2037	$1,330	$1,330	$1,336	0.08%
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	2/14/2025	4/20/2038	2,500	2,500	2,396	0.14
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	11/22/2024	1/22/2038	3,270	3,270	3,261	0.18
Arini European CLO IV DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.17%	8.20%	1/28/2025	1/15/2038	€2,500	2,630	2,952	0.17
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.18%	11/8/2024	10/15/2038	€1,750	1,876	2,068	0.12
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	11/20/2024	1/15/2038	1,275	1,275	1,251	0.07
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	12/20/2024	1/15/2038	5,000	5,000	4,850	0.27
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	11/15/2024	1/22/2038	3,000	3,000	3,034	0.17
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.65%	2/20/2025	4/15/2038	3,000	3,000	2,851	0.16
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	11/18/2024	1/18/2038	3,000	3,000	3,007	0.17
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/11/2025	3/31/2038	4,000	4,000	3,987	0.23
CVC Cordatus Loan Fund X DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.35%	7.38%	1/24/2025	1/26/2038	€1,100	1,155	1,284	0.07
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	7.78%	12/12/2024	1/15/2038	€3,490	3,653	4,106	0.23
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/21/2025	3/22/2038	2,500	2,500	2,524	0.14
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	10/29/2024	10/20/2037	3,250	3,250	3,194	0.18
Empower CLO 2025-1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.90%	9.55%	5/15/2025	7/20/2038	4,000	4,000	4,020	0.23
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	10/18/2024	1/20/2038	2,190	2,190	2,176	0.12
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	10/31/2024	10/20/2037	3,375	3,375	3,335	0.19
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	11/22/2024	1/15/2038	3,050	3,050	3,074	0.17
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	3/14/2025	4/16/2039	6,000	6,000	6,038	0.35
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.65%	1/30/2025	1/15/2038	1,500	1,500	1,441	0.08
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	11/25/2024	1/15/2038	2,875	2,875	2,878	0.16
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/28/2025	4/20/2038	6,000	6,000	6,043	0.35
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	12/19/2024	1/20/2038	3,000	3,000	2,924	0.17
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	9.90%	11/5/2024	1/20/2038	2,000	2,000	2,000	0.11
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	11/20/2024	1/15/2038	2,220	2,220	2,179	0.12
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.05%	11/25/2024	1/25/2038	1,970	1,970	1,991	0.11
Regatta XXIV Funding Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.80%	12/20/2024	1/20/2038	3,000	3,000	2,971	0.17
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	11/26/2024	1/15/2037	2,860	2,860	2,831	0.16
Silver Point CLO 1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	12/23/2024	1/20/2038	2,250	2,250	2,207	0.12
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	11/25/2024	1/15/2038	2,200	2,200	2,166	0.12
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.80%	2/28/2025	4/15/2038	1,500	1,500	1,446	0.08

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	2/13/2025	4/26/2038	$1,670	$1,670	$1,630	0.09%
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	7.88%	11/12/2024	1/15/2039	€4,380	4,640	5,162	0.30
Structured Credit Investments Total										$111,121	$111,928	6.34%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (3.6% of fair value)
48forty Intermediate Holdings, Inc.	(a)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,585	0.15
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,520	3,582	0.20
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,133	0.06
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	9,818	0.56
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	11	10,624	10,608	0.60
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.65% (100% PIK)	12/31/2024	4,099	1,218	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Comar Aggregator Co, LLC	(b)(c)	(6)(12)	Containers, Packaging & Glass		10/31/2025	25	12,411	13,077	0.74
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	1,075	0.06
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	16	0.00
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		3/11/2025	1	55	49	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	169	204	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	273	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,523	7,543	0.43
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,850	22,851	22,397	1.28
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	393	0.02
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.03
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	915	0.05
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	195	0.01
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	1	€4,358	4,828	0.27
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,167	363	0.02
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,427	7,276	0.41
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	30	89	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	2,317	0.13

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	$—	$2,599	0.15%
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,685	0.10
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	640	983	0.06
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	568	0.03
Equity Investments Total							$85,107	$94,906	5.38%
Total investments—non-controlled/non-affiliated							$2,647,127	$2,622,656	148.55%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.9% of fair value)
Align Precision Group, LLC	(b)(c)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.75%	7/3/2025	7/3/2030	$20,296	$20,296	$20,296	1.15%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.42%	7/3/2025	7/3/2030	2,885	2,814	2,885	0.16
First Lien Debt Total									$23,181	$23,110	$23,181	1.31%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,872	$5,449	0.31%
Equity Investments Total							$5,872	$5,449	0.31%
Total investments—non-controlled/affiliated							$28,982	$28,630	1.62%
Total investments							$2,676,109	$2,651,286	150.17%

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$15		£11	5/15/2026	$—
Forward Currency Contract	Barclays Bank PLC	$7		€6	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$141	C$	194	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$7		€6	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$137	C$	187	8/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	8/14/2026	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$136	C$	185	11/16/2026	$—
Forward Currency Contract	Barclays Bank PLC	$15		£11	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	2/16/2027	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$130	C$	176	5/17/2027	—
Forward Currency Contract	Barclays Bank PLC	$5,830	C$	7,900	8/4/2027	(17)
Forward Currency Contract	Barclays Bank PLC	$12		€10	2/16/2027	—
Forward Currency Contract	Barclays Bank PLC	$13		€11	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$18		€15	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$18		€15	11/16/2026	—
Forward Currency Contract	Barclays Bank PLC	$19		€16	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$22		€18	4/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	7/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	4/14/2027	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	10/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2027	—
Forward Currency Contract	Barclays Bank PLC	$183		€156	2/16/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$16		£12	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$26		£19	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$26		£19	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$27		£20	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$27		£20	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$28		£21	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$194		€166	8/17/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$197		€169	5/15/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$199		€170	11/16/2026	(3)
Forward Currency Contract	Barclays Bank PLC	£19		$26	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	£19		$26	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£20		$26	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	£20		$26	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£21		$28	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£1,131		$1,510	5/14/2027	11
Forward Currency Contract	Barclays Bank PLC	$201		€174	2/17/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$382		£291	2/12/2027	(9)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$407		£309	8/13/2026	$(10)
Forward Currency Contract	Barclays Bank PLC	$469		£356	2/13/2026	(11)
Forward Currency Contract	Barclays Bank PLC	$506		£373	3/5/2026	3
Forward Currency Contract	Barclays Bank PLC	$905		£669	5/14/2027	6
Forward Currency Contract	Barclays Bank PLC	$1,525		£1,131	5/14/2027	5
Forward Currency Contract	Barclays Bank PLC	$8,084		£6,181	10/29/2027	(216)
Forward Currency Contract	Barclays Bank PLC	$10,447		£7,719	8/25/2026	50
Forward Currency Contract	Barclays Bank PLC	$202		€171	8/16/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$216		€183	5/17/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$279		€235	6/10/2026	1
Forward Currency Contract	Barclays Bank PLC	$653		€542	3/30/2027	5
Forward Currency Contract	Barclays Bank PLC	$920		€764	3/5/2027	7
Forward Currency Contract	Barclays Bank PLC	$1,184		€971	7/14/2027	19
Forward Currency Contract	Barclays Bank PLC	$6,335		€5,234	8/14/2028	(15)
Forward Currency Contract	Barclays Bank PLC	$10,975		€9,266	10/25/2027	(172)
Forward Currency Contract	Barclays Bank PLC	$11,810		€9,781	11/30/2026	161
Forward Currency Contract	Barclays Bank PLC	$16,568		€13,677	3/5/2027	230
Forward Currency Contract	Barclays Bank PLC	$40,886		€34,396	1/7/2026	462
Forward Currency Contract	Barclays Bank PLC	$3,685	C$	5,003	9/26/2028	(44)
Forward Currency Contract	Barclays Bank PLC	$141	C$	198	1/20/2026	(3)
Forward Currency Contract	Barclays Bank PLC	$19,427		£14,487	4/15/2026	(95)
Total Derivative Instruments						$344
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
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV and certain assets of its subsidiary CARS Lux Finance (see Note 7, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 7, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, the 2024-1 Issuer, CARS Lux Finance, or CARS Lux Master.
(d) Denotes that all or a portion of the assets are owned by the SPV's wholly owned subsidiary, CARS Lux Finance. Substantially all of the assets of CARS Lux Finance have been pledged as collateral under the SPV Credit Facility. Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CARS Lux Master. Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance, or the 2024-1 Issuer.
(f) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 7, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance, or CARS Lux Master.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 6, Derivative Instruments, to these consolidated financial statements for further information.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. As of December 31, 2025, the reference rates for variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65%, the 180-day SOFR at 3.57%, the daily SONIA at 3.73%, the 30-day EURIBOR at 1.94%, the 90-day EURIBOR at 2.03%, the 180-day EURIBOR at 2.11%, and the 30-day CORRA at 2.30%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $100,355, or 5.69% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of December 31, 2025.
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
(12)Represents a non-income producing security as of December 31, 2025.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2025, the aggregate fair value of these securities is $111,928 or 6.34% of the Company’s net assets.
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies for the year ended December 31, 2025 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2025	Interest and PIK Income
Align Precision Group, LLC	$—	$20,296	$—	$—	$—	$20,296	$1,075
Align Precision Group, LLC	—	2,814	—	—	71	2,885	172
Align Precision Group, LLC (Equity)	—	5,872	—	—	(423)	5,449	—
Total investments—non-controlled/affiliated	$—	$28,982	$—	$—	$(352)	$28,630	$1,247

(15)As of December 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$2,843	$(29)
AAH Topco., LLC	Delayed Draw	1.00	5,599	(30)
AArete Investment, LLC	Delayed Draw	1.00	3,256	(18)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
AArete Investment, LLC	Revolver	0.50%	$1,302	$(7)
Addev Group (France)	Delayed Draw	1.50	€148	(3)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	(21)
AGS Health BCP LLC	Delayed Draw	1.00	2,364	8
AGS Health BCP LLC	Revolver	0.50	839	3
Align Precision Group, LLC	Delayed Draw	1.00	1,122	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	2,702	(16)
Alpine Acquisition Corp II	Revolver	0.50	695	(376)
AmpersCap LLC	Delayed Draw	1.00	13,759	(137)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	725	(1)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	22,188	(145)
Applied Technical Services, LLC	Delayed Draw	2.00	2,124	(17)
Applied Technical Services, LLC	Revolver	0.50	3,007	(24)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	—
Artifact Bidco, Inc.	Revolver	0.25	123	—
Ascend Buyer, LLC	Revolver	0.50	1,847	(5)
Associations, Inc.	Delayed Draw	—	289	1
Associations, Inc.	Revolver	0.50	407	2
Athlete Buyer, LLC	Revolver	0.50	97	(12)
Atlas US Finco, Inc.	Revolver	0.50	1,143	1
Auditboard, Inc.	Revolver	0.50	1,143	(1)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	2
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	23
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€1,848	(43)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	350	(10)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	3,056	(26)
Bingo Group Buyer, Inc.	Revolver	0.50	397	(3)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€571	(10)
Businessolver.com, Inc.	Delayed Draw	—	2,825	(14)
Businessolver.com, Inc.	Revolver	0.50	1,258	(6)
Celerion Buyer, Inc.	Revolver	0.50	125	(1)
CircusTrix Holdings, LLC	Revolver	0.50	323	(2)
Cliffwater LLC	Revolver	0.38	3,465	(3)
Cority Software Inc. (Canada)	Revolver	0.38	5,208	(26)
Coupa Holdings, LLC	Delayed Draw	1.00	193	1
Coupa Holdings, LLC	Revolver	0.50	148	1

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
CST Holding Company	Revolver	0.50%	$235	$1
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,036	(24)
Deerfield Dakota Holding, LLC	Revolver	0.50	4,273	(43)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(14)
Divisions Holding Corporation	Revolver	0.50	1,600	11
Dwyer Instruments, Inc.	Revolver	0.50	1,891	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(33)
Ellkay, LLC	Revolver	0.50	2,459	(17)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	4,762	(47)
Embark Intermediate Holdings, LLC	Revolver	0.50	1,143	(11)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£923	(28)
Enverus, Inc.	Delayed Draw	1.00	4,621	(17)
Enverus, Inc.	Revolver	0.50	1,130	(4)
Espresso Bidco Inc.	Delayed Draw	0.50	4,281	(6)
Espresso Bidco Inc.	Revolver	0.50	1,903	(2)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	56	—
Excel Fitness Holdings, Inc.	Revolver	0.50	401	(2)
Excelitas Technologies Corp.	Revolver	0.38	1,164	—
Flexera Software LLC	Revolver	0.25	1,620	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	—	43	—
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(22)
Fullsteam Operations LLC	Revolver	0.50	726	(7)
Galileo Parent, Inc.	Revolver	0.50	1,650	8
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	624	—
GS AcquisitionCo, Inc.	Revolver	0.50	32	—
Gymspa (France)	Delayed Draw	1.80	€554	(8)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,695	6
Heartland Home Services, Inc.	Revolver	0.50	1,542	(35)
Hercules Borrower LLC	Revolver	0.38	2,160	1
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50	16,752	(83)
Holding Argon (France)	Delayed Draw	1.00	€4,094	(96)
Hoosier Intermediate, LLC	Revolver	0.38	2,400	—
Horizon Avionics Buyer, LLC	Delayed Draw	—	1,228	(6)
Horizon Avionics Buyer, LLC	Revolver	0.50	506	(3)
HS Spa Holdings Inc.	Revolver	0.50	962	(11)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Hyphen Solutions, LLC	Delayed Draw	1.00%	$1,256	$(7)
Hyphen Solutions, LLC	Revolver	0.50	754	(4)
Icefall Parent, Inc.	Revolver	0.25	744	—
iCIMS, Inc.	Revolver	0.50	1,641	(30)
IEM New Sub 2, LLC	Revolver	—	3,842	(19)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.38	171	(1)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	—	10,231	(28)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(11)
Kona Buyer, LLC	Delayed Draw	0.50	20,325	68
Kona Buyer, LLC	Revolver	0.50	902	3
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	6,567	(21)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,770	(9)
Leo BuyerCo, LLC	Delayed Draw	—	3,429	(34)
Leo BuyerCo, LLC	Revolver	0.50	2,743	(27)
Lifelong Learner Holdings, LLC	Revolver	0.50	34	(4)
Material Holdings, LLC	Delayed Draw	—	1,419	—
Material Holdings, LLC	Revolver	—	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,866	—
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Modernizing Medicine, Inc.	Revolver	0.50	1,099	1
Monarch Buyer, Inc.	Delayed Draw	0.50	8,897	(91)
Monarch Buyer, Inc.	Revolver	0.38	4,328	(44)
More Cowbell II, LLC	Delayed Draw	0.50	1,112	—
More Cowbell II, LLC	Revolver	0.50	2,225	(1)
NEFCO Holding Company LLC	Revolver	0.50	3,077	—
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	1,495	(11)
North Haven Fairway Buyer, LLC	Revolver	0.50	687	(5)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(42)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,373	(3)
Oak Purchaser, Inc.	Revolver	0.50	824	(2)
OEConnection, LLC	Delayed Draw	0.50	5,839	(29)
OEConnection, LLC	Revolver	0.50	1,538	(8)
OEI, Inc.	Delayed Draw	0.50	10,651	(80)
OEI, Inc.	Revolver	0.50	4,260	(32)
Optimizely North America Inc.	Revolver	0.50	1,364	(22)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Orthrus Limited (United Kingdom)	Delayed Draw	0.50%		£421	$(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19		£1,751	(29)
PDI TA Holdings, Inc	Revolver	0.50		156	(4)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		5,267	—
PPV Intermediate Holdings, LLC	Revolver	0.50		1,360	(3)
Prophix Software Inc. (Canada)	Delayed Draw	—		756	(1)
Prophix Software Inc. (Canada)	Revolver	0.50		858	(1)
Propio LS, LLC	Revolver	0.50		182	(1)
PROS Parent, Inc.	Revolver	0.38		2,665	(7)
PXO Holdings I Corp.	Revolver	0.50		490	(8)
QBS Parent, Inc.	Delayed Draw	—		12,283	78
QBS Parent, Inc.	Revolver	0.50		3,890	25
Radwell Parent, LLC	Revolver	0.38		291	—
Rialto Management Group, LLC	Revolver	0.38		894	1
Rotation Buyer, LLC	Delayed Draw	1.00		2,257	(20)
Rotation Buyer, LLC	Revolver	0.50		1,016	(9)
Saguaro Buyer, LLC	Delayed Draw	1.00		5,047	(10)
Saguaro Buyer, LLC	Revolver	0.50		1,531	(3)
SCHP Purchaser, INC	Revolver	0.50		3,100	(30)
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	—
Seahawk Bidco, LLC	Delayed Draw	1.00		1,650	4
Seahawk Bidco, LLC	Revolver	0.50		2,333	6
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,286	(16)
Smarsh Inc.	Delayed Draw	1.00		816	—
Smarsh Inc.	Revolver	0.50		376	—
Specialty Pharma III, Inc.	Revolver	0.50		3,654	(18)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(69)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Delayed Draw	1.00		8,943	(59)
Spotless Brands, LLC	Revolver	0.50		877	4
Summit Bidco, Inc. (Canada)	Delayed Draw	0.50	C$	1,895	(13)
Summit Bidco, Inc. (Canada)	Revolver	0.50	C$	962	(7)
Tank Holding Corp.	Revolver	0.38		828	(71)
The Chartis Group, LLC	Delayed Draw	1.00		5,311	53
The Chartis Group, LLC	Revolver	0.50		3,187	32
Total Power Limited (Canada)	Delayed Draw	1.00	C$	824	(5)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Total Power Limited (Canada)	Revolver	0.50%	C$	1,111	$(7)
Tufin Software North America, Inc.	Revolver	0.50		2,820	(11)
Turbo Buyer, Inc.	Revolver	0.50		545	—
U.S. Legal Support, Inc.	Revolver	0.50		674	(2)
UFT Buyer LLC	Delayed Draw	0.50		6,140	(61)
UFT Buyer LLC	Revolver	0.50		2,303	(23)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00		—	—
Vensure Employer Services, Inc.	Delayed Draw	0.50		397	(4)
Victors Purchaser, LLC	Delayed Draw	—		1,330	(4)
Victors Purchaser, LLC	Revolver	0.50		2,313	(7)
Whitney Merger Sub, Inc.	Revolver	0.50		4,895	(49)
Wineshipping.com LLC	Delayed Draw	—		1,384	(384)
Wineshipping.com LLC	Revolver	0.50		214	(59)
World 50, Inc.	Revolver	0.50		860	1
Wrench Group LLC	Delayed Draw	1.00		938	1
Wrench Group LLC	Revolver	0.50		938	1
YLG Holdings, Inc.	Delayed Draw	1.00		592	2
YLG Holdings, Inc.	Revolver	0.50		291	1
Total unfunded commitments				$408,527	$(2,725)
The type of investments as of December 31, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,415,655	$2,383,274	89.9%
Second Lien Debt	58,354	55,729	2.1
Equity Investments	90,979	100,355	3.8
Structured Credit Investments	111,121	111,928	4.2
Total	$2,676,109	$2,651,286	100.0%
The rate type of debt investments as of December 31, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,580,385	$2,546,170	99.8%
Fixed Rate	4,745	4,761	0.2
Total	$2,585,130	$2,550,931	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
The industry composition of investments as of December 31, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$59,672	$58,666	2.2%
Auto Aftermarket & Services	95,926	93,777	3.5
Beverage & Food	17,846	12,339	0.5
Business Services	256,294	256,977	9.7
Capital Equipment	102,993	103,060	3.9
Chemicals, Plastics & Rubber	35,640	35,505	1.3
Construction & Building	121,940	117,990	4.5
Consumer Goods: Durable	428	395	0.0
Consumer Goods: Non-Durable	4,611	4,700	0.2
Consumer Services	211,295	206,829	7.8
Containers, Packaging & Glass	64,301	65,140	2.5
Diversified Financial Services	264,892	266,929	10.2
Energy: Electricity	27,639	27,735	1.0
Energy: Oil & Gas	33,186	33,603	1.3
Environmental Industries	105,815	95,965	3.6
Healthcare & Pharmaceuticals	383,424	388,084	14.7
High Tech Industries	115,768	115,198	4.3
Leisure Products & Services	165,357	166,007	6.3
Media: Broadcasting & Subscription	14,220	14,217	0.5
Media: Diversified & Production	12,237	13,501	0.5
Retail	18,037	18,155	0.7
Software	270,862	273,568	10.3
Sovereign & Public Finance	80	81	0.0
Structured Credit	111,121	111,928	4.2
Telecommunications	43,536	43,699	1.6
Transportation: Cargo	46,741	34,387	1.3
Transportation: Consumer	37,630	37,793	1.4
Utilities: Oil & Gas	34,787	34,773	1.3
Utilities: Water	8,523	8,886	0.3
Wholesale	11,308	11,399	0.4
Total	$2,676,109	$2,651,286	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
The geographical composition of investments as of December 31, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,236	$2,269	0.1%
Bermuda	2,860	2,831	0.1
Canada	119,482	124,965	4.7
Cayman Islands	90,807	90,068	3.4
France	26,496	27,783	1.0
Ireland	25,503	27,521	1.0
Italy	20,255	21,967	0.8
Luxembourg	60,329	60,119	2.3
Netherlands	7,658	7,727	0.3
Spain	7,531	7,663	0.3
Sweden	1,167	363	0.0
United Kingdom	84,506	88,006	3.3
United States	2,227,279	2,190,004	82.7
Total	$2,676,109	$2,651,286	100.0%
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
Common and Preferred Equity Investments (3.9% of fair value)
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
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV (see Note 7, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer or CARS Lux Finance.
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
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 7, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2 or CARS Lux Finance.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50%	$913	$(25)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,066	11
Bingo Group Buyer, Inc.	Revolver	0.50	397	4
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€2,538	(55)
Bradyifs Holdings, LLC	Delayed Draw	1.00	354	1
Celerion Buyer, Inc.	Delayed Draw	1.00	249	(2)
Celerion Buyer, Inc.	Revolver	0.50	125	(1)
Chemical Computing Group ULC (Canada)	Revolver	0.50	903	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	215	3
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	14,827	(222)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(6)
Coupa Holdings, LLC	Delayed Draw	1.50	193	3
Coupa Holdings, LLC	Revolver	0.50	148	2
CST Holding Company	Revolver	0.50	235	—
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€3,295	(48)
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,475	—
Dwyer Instruments, Inc.	Revolver	0.50	2,947	—
Ellkay, LLC	Revolver	0.50	1,071	(124)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	93	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(6)
Excelitas Technologies Corp.	Delayed Draw	1.00	51	—
Excelitas Technologies Corp.	Revolver	0.50	1,164	(7)
FPG Intermediate Holdco, LLC	Delayed Draw	—	11	(4)
Galileo Parent, Inc.	Revolver	0.50	2,612	—
Greenhouse Software, Inc.	Revolver	0.50	2,204	13
GS AcquisitionCo, Inc.	Delayed Draw	0.50	29	—
GS AcquisitionCo, Inc.	Revolver	0.50	52	—
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£5,657	45
Heartland Home Services, Inc.	Revolver	0.50	2,056	(94)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50	326	—
HS Spa Holdings Inc.	Revolver	0.50	988	6
Icefall Parent, Inc.	Revolver	0.50	744	(1)
iCIMS, Inc.	Revolver	0.50	1,960	(35)
IG Investments Holdings, LLC	Revolver	0.50	325	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
IQN Holding Corp.	Revolver	0.50%	$297	$—
Kaseya, Inc.	Delayed Draw	1.00	853	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	84	(7)
LVF Holdings, Inc.	Revolver	0.38	1,733	—
Material Holdings, LLC	Revolver	1.00	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	355	(5)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,642	(4)
NEFCO Holding Company LLC	Revolver	0.50	4,224	(10)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	3,897	(37)
North Haven Fairway Buyer, LLC	Revolver	0.50	909	—
Oak Purchaser, Inc.	Delayed Draw	0.50	1,349	(23)
Oak Purchaser, Inc.	Revolver	0.50	584	(9)
Optimizely North America Inc.	Revolver	0.50	1,364	(8)
Oranje Holdco, Inc.	Revolver	0.50	503	4
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£940	(11)
PAM Bidco Limited (United Kingdom)	Delayed Draw	3.23	£32	—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,668	(43)
PDI TA Holdings, Inc	Delayed Draw	0.50	233	—
PDI TA Holdings, Inc	Revolver	0.50	232	—
Pestco Intermediate, LLC	Delayed Draw	1.00	790	(9)
Pestco Intermediate, LLC	Revolver	0.50	251	3
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	8,696	—
Prophix Software Inc. (Canada)	Delayed Draw	—	1,468	(6)
Prophix Software Inc. (Canada)	Revolver	0.50	2,658	(10)
PXO Holdings I Corp.	Revolver	0.50	460	—
QBS Parent, Inc.	Revolver	0.38	1,010	(5)
QNNECT, LLC	Delayed Draw	1.00	188	1
Quantic Electronics, LLC	Revolver	0.50	644	—
Radwell Parent, LLC	Delayed Draw	0.50	880	(7)
Radwell Parent, LLC	Revolver	0.38	279	(2)
Rialto Management Group, LLC	Revolver	0.50	361	(4)
Rotation Buyer, LLC	Delayed Draw	1.00	3,005	(30)
Rotation Buyer, LLC	Revolver	0.50	1,166	(12)
SCP Eye Care HoldCo, LLC	Revolver	0.50	19	—
Seahawk Bidco, LLC	Delayed Draw	1.00	7,776	(58)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Seahawk Bidco, LLC	Revolver	0.50%		$2,333	$(17)
Smarsh Inc.	Delayed Draw	1.00		408	—
Smarsh Inc.	Revolver	0.50		122	—
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(20)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Revolver	0.50		1,096	3
Tank Holding Corp.	Delayed Draw	1.00		130	—
Tank Holding Corp.	Revolver	0.38		828	—
The Chartis Group, LLC	Delayed Draw	1.00		6,373	(37)
The Chartis Group, LLC	Revolver	0.50		3,187	(19)
Total Power Limited (Canada)	Delayed Draw	0.50	C$	1,958	(35)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(20)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(6)
Turbo Buyer, Inc.	Revolver	0.50		1,075	(71)
U.S. Legal Support, Inc.	Revolver	0.50		709	(2)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		1,260	(3)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		279	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		4,373	(5)
Wineshipping.com LLC	Revolver	0.50		238	(41)
World 50, Inc.	Revolver	0.50		860	(9)
YLG Holdings, Inc.	Delayed Draw	0.50		816	(9)
YLG Holdings, Inc.	Revolver	0.38		291	(3)
Total unfunded commitments				$176,940	$(2,026)
The type of investments as of December 31, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,759,826	$1,720,761	88.1%
Second Lien Debt	113,064	92,724	4.8
Equity Investments	73,376	75,313	3.9
Structured Credit Investments	62,534	62,471	3.2
Total	$2,008,800	$1,951,269	100.0%

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Wholesale	$19,652	$20,050	1.0%
Total	$2,008,800	$1,951,269	100.0%
The geographical composition of investments as of December 31, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,226	$2,286	0.1%
Bermuda	2,860	2,861	0.1
Canada	138,434	138,798	7.1
Cayman Islands	46,005	46,146	2.4
Ireland	10,169	9,964	0.5
Italy	1,595	1,547	0.1
Luxembourg	78,409	72,088	3.7
Netherlands	7,727	7,727	0.4
Sweden	1,168	199	0.0
United Kingdom	58,230	57,195	2.9
United States	1,661,977	1,612,458	82.7
Total	$2,008,800	$1,951,269	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
The Company invests primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
On September 11, 2017 (“Commencement”), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”). Commencing December 1, 2024, the Company has been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the net asset value (“NAV”) per share of the Company’s shares of the applicable class of common stock, par value $0.01 per share (“Shares”), as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request, including the full subscription amount for each class of Shares being subscribed for, must be received, together with a completed subscription agreement, at least five business days prior to the first day of the month (unless waived by the Investment Adviser). On April 14, 2025, the Company and the Investment Adviser received an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees.
On December 23, 2025, the Company amended its charter to rename existing common stock as Class I Common Stock and reclassify and designate authorized but unissued shares as Class I, Class D, and Class S. The share classes have different ongoing distribution and/or shareholder servicing fees. The different classes of common stock have been issued in accordance with an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees.
Effective March 3, 2017, the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and effective March 29, 2022 the Company’s name was changed to Carlyle Credit Solutions, Inc. In connection therewith, the Company has adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to our stockholders. None of the Company’s policies are fundamental, and thus may be changed without stockholder approval.
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
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”). The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”). The $59,500 in the Class C and D notes were retained by the Company and are eliminated in the consolidation. The 2024-1 Issuer is a wholly owned and consolidated subsidiary of the Company and was formed on June 4, 2024. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7, Borrowings, to these consolidated financial statements for details. The 2024-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation.
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
CARS Lux Master S.à.r.l. (“CARS Lux Master” and together with the CARS Lux Finance, the SPVs and the 2024-1 Issuer, the “Subsidiaries”) is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg that became a wholly owned subsidiary of the Company on June 6, 2025. CARS Lux Master invests in first and second lien senior secured loans and is consolidated in these consolidated financial statements starting from June 6, 2025.
On December 23, 2025, the Company and Carlyle Secured Lending, Inc. (“CGBD”), an affiliated BDC of the Company, together with certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with the Company and CGBD, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners JV, LLC (“Structured Credit Partners”). The SCP Members each hold 25% voting interests through non-economic Class A membership interests. As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150,000, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600,000, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners.

Funding of capital commitments generally requires board approval. In accordance with their respective economic interests, the SCP Members indirectly bear an allocable share of all expenses and other obligations of Structured Credit Partners. Structured Credit Partners will primarily invest in broadly syndicated loans and will be co-managed by Carlyle and Sixth Street. The broadly syndicated loans will be financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street. Structured Credit Partners is managed by eight board members, with each member having equal representation. Refer to Note 5, Structured Credit Partners, to these consolidated financial statements for additional information regarding Structured Credit Partners.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
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
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted, which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 6, Derivative Instruments, to these consolidated financial statements for further information.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 6, Derivative Instruments, to these consolidated financial statements) are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the ISDA Master Agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the ISDA Master Agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with four large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2025 and 2024, the Company held restricted cash balances of $105,197 and $58,745, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of December 31, 2025 and 2024, the Company held $4,903 and $2,993, respectively, in restricted cash denominated in a foreign currency. As of December 31, 2025 and 2024, the cost of foreign currencies was $5,387 and $4,408, respectively. As of December 31, 2025 and 2024, the fair value of foreign currencies was $5,421 and $4,407, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2025 and 2024, the fair value of the loans in the portfolio with PIK provisions was $327,480 and $340,092, respectively, which represents approximately 12.4% and 17.4%, respectively, of total investments at fair value. For the years ended December 31, 2025, 2024, and 2023, the Company earned $21,334, $18,884 and $12,596 in PIK income, respectively.

Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2025, 2024, and 2023, the Company earned $4,240, $4,879 and $6,503 respectively, in other income, primarily from amendment fees, prepayment fees and unused commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and 2024, the fair value of investments on non-accrual status was $27,340 and $10,487, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2025 and 2024 and for the periods then ended.
Credit Facilities and Debt Securitization — Related Costs, Expenses and Deferred Financing Costs
The Credit Facilities and the 2024-1 Debt, each as defined within Note 7, Borrowings to these consolidated financial statements, are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2024-1 Debt. Amortization of debt issuance costs for the 2024-1 Debt is computed on the effective yield method over the term of the 2024-1 Debt. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the 2024-1 Debt in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 7, Borrowings, to these consolidated financial statements for additional information regarding the Company’s financing activity.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2025, 2024, and 2023, the Company incurred $1,497, $1,701 and $731 in excise tax expense, respectively.
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
Dividends and Distributions to Common Stockholders
On November 4, 2024, our Board of Directors approved a change in dividend policy from quarterly distributions to monthly distributions, effective December 2024. To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its common stockholders with the first monthly distribution paid in December 2024. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
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
Recent Accounting Standards Updates
In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The amendments are effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company determined this guidance did not have a material impact on its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the audited consolidated financial statements as of December 31, 2025 and 2024.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2025 and 2024, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,383,274	$2,383,274
Second Lien Debt	—	—	55,729	55,729
Equity Investments	—	—	100,355	100,355
Structured Credit Investments	—	—	111,928	111,928
Total Investments	$—	$—	$2,651,286	$2,651,286
Derivative Assets(1)	—	344	—	344
Total				$2,651,630

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,720,761	$1,720,761
Second Lien Debt	—	—	92,724	92,724
Equity Investments	—	—	75,313	75,313
Structured Credit Investments	—	—	62,471	62,471
Total Investments	$—	$—	$1,951,269	$1,951,269
Derivative Assets(1)	—	3,772	—	3,772
Total				$1,955,041
(1)As of December 31, 2025 and 2024, derivative assets include forward currency contracts.
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of year	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Purchases	1,269,035	3,231	33,403	48,584	1,354,253
Sales	(58,126)	(2,599)	(13,740)	—	(74,465)
Paydowns	(529,272)	(38,180)	—	—	(567,452)
Accretion of discount	9,387	849	223	3	10,462
Net realized gains (losses)	(35,195)	(18,011)	(2,283)	—	(55,489)
Net change in unrealized appreciation (depreciation)	6,684	17,715	7,439	870	32,708
Balance, end of year	$2,383,274	$55,729	$100,355	$111,928	$2,651,286
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(9,969)	$356	$5,211	$870	$(3,532)

	Financial Assets
	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of year	$1,572,751	$186,479	$61,088	$—	$1,820,318
Purchases	509,261	13,852	19,008	62,534	604,655
Sales	(39,075)	(22,693)	(1,524)	—	(63,292)
Paydowns	(315,557)	(66,975)	(4,549)	—	(387,081)
Accretion of discount	8,184	1,116	197	—	9,497
Net realized gains (losses)	(51,805)	(2,444)	1,991	—	(52,258)
Net change in unrealized appreciation (depreciation)	37,002	(16,611)	(898)	(63)	19,430
Balance, end of year	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(6,269)	$(18,326)	$258	$(63)	$(24,400)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2025 and December 31, 2024:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2025			Low	High
Investments in First Lien Debt	$2,016,100	Discounted Cash Flow	Discount Rate	5.54%	23.90%	9.38%
	302,746	Consensus Pricing	Indicative Quotes	64.38%	100.00%	97.63%
	64,428	Income Approach	Discount Rate	11.06%	14.55%	11.97%
		Market Approach	Comparable Multiple	8.50x	11.50x	9.26x
Total First Lien Debt	2,383,274
Investments in Second Lien Debt	43,680	Discounted Cash Flow	Discount Rate	10.89%	17.22%	13.85%
	11,984	Consensus Pricing	Indicative Quotes	92.19%	92.19%	92.19%
	65	Income Approach	Discount Rate	13.35%	13.35%	13.35%
Total Second Lien Debt	55,729
Investments in Structured Credit	111,928	Consensus Pricing	Indicative Quotes	95.03%	101.13%	99.30%
Total Structured Credit Investments	111,928
Investments in Equity	37,832	Income Approach	Discount Rate	12.34%	16.16%	13.42%
	62,523	Market Approach	Comparable Multiple	3.00x	21.25x	11.34x
Total Equity Investments	100,355
Total Level 3 Investments	$2,651,286

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,458,326	Discounted Cash Flow	Discount Rate	7.22%	21.50%	11.19%
	143,365	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.87%
	119,070	Income Approach	Discount Rate	10.65%	14.61%	11.49%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.55x
Total First Lien Debt	1,720,761
Investments in Second Lien Debt	65,054	Discounted Cash Flow	Discount Rate	10.40%	17.03%	12.80%
	25,128	Consensus Pricing	Indicative Quotes	88.33%	99.75%	94.53%
	2,542	Income Approach	Discount Rate	14.33%	14.33%	14.33%
Total Second Lien Debt	92,724
Investments in Structured Credit	62,471	Consensus Pricing	Indicative Quotes	99.96%	102.20%	100.23%
Total Structured Credit Investments	62,471
Investments in Equity	43,143	Income Approach	Discount Rate	12.34%	14.61%	13.18%
	32,170	Market Approach	Comparable Multiple	6.25x	17.09x	11.06x
Total Equity Investments	75,313
Total Level 3 Investments	$1,951,269
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities and 2024-1 Debt as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
SPV Credit Facility	$388,750	$388,750	$164,732	$164,732
SPV2 Credit Facility	330,000	330,000	55,000	55,000
2024-1 Aaa/AAA Class A-1 Notes	92,500	92,826	92,500	92,584
2024-1 Aaa/AAA Class A-L1 Notes	104,000	104,366	104,000	103,995
2024-1 Aaa/AAA Class A-L2 Notes	50,000	50,176	50,000	49,998
2024-1 Aaa/AAA Class A-2 Notes	17,000	17,061	17,000	16,999
2024-1 Aaa/AAA Class B Notes	25,500	25,504	25,500	25,588
Total	$1,007,750	$1,008,683	$508,732	$508,896
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, the Company entered into an investment advisory agreement (the “Original Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Original Investment Advisory Agreement was two years from June 26, 2017 and renewed automatically for successive annual periods with the specific approval of the Board of Directors, including the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On October 11, 2021, the Board, including all of its Independent Directors, reviewed and approved the terms of an investment advisory agreement for an initial term of two years, conditional upon stockholders’ approval of the proposal to convert the Company to a perpetual life BDC as discussed above. On January 21, 2022, stockholders approved the Investment Advisory Agreement, which the Company entered into effective as of the date of such approval (as amended from time to time, the “Investment Advisory Agreement”).
Pursuant to the Original Investment Advisory Agreement and the Investment Advisory Agreement effective as of January 21, 2022, and subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
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
Pursuant to the Investment Advisory Agreement, effective January 21, 2022, (i) the income-based incentive fee rate was reduced from 15.0% to 12.5%, and the “hurdle rate” was reduced from 1.75% (7.0% annualized) to 1.25% (5.0% annualized); (ii) the capital gains incentive fee was reduced from 15.0% to 12.5%; and (iii) the calculation of the annual base management fee was changed to 1.00% of the Company's net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company's average Capital Under Management. The terms of the Investment Advisory Agreement were effective upon execution of the agreement, except for the change to the income-based incentive fee which became effective for the calendar quarter ending June 30, 2022. Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On April 29, 2025, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Base management fees	$15,255	$11,520	$10,864
Incentive fees	$20,889	$18,801	$19,941
Total base management fees and incentive fees	$36,144	$30,321	$30,805
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the years ended December 31, 2025, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
As of December 31, 2025 and 2024, $10,013 and $8,738, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2025, 2024, and 2023, the Company incurred $1,680, $1,791 and $1,426, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, $1,339 and $1,504, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2025, 2024, and 2023, the Company incurred $1,048, $840 and $795, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, $552 and $229, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Distribution and Servicing Plan
On December 11, 2025, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays TCG Capital Markets L.L.C. (“TCG”), the placement agent (the “Placement Agent”) with respect to shares of Class S, Class D and Class I common stock on an annualized basis as a percentage of the Company’s net asset value for such class. No shareholder servicing or distribution fees will be paid with respect to shares of Class I common stock.

Class of Shares of Common Stock	Shareholder Servicing and/or Distribution Fee as a % of Net Asset Value
Class I Shares	N/A
Class S Shares	0.85%
Class D Shares	0.25%
The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to Financial Industry Regulatory Authority, Inc. and other limitations on underwriting compensation.
The Placement Agent will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to shares of Class S and Class D common stock are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s dividend reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to shares of Class S or Class D common stock: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Placement Agent will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase and are similar to commissions.
No shares of Class S or Class D common stock were issued or outstanding during the year ended December 31, 2025. Accordingly, the Company did not accrue any distribution and/or shareholder servicing fees attributable to shares of Class S or Class D common stock.
Placement Agent Agreement
On January 30, 2026, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with TCG. Pursuant to the Placement Agent Agreement, no upfront transaction fee will be paid with respect to shares of Class I, Class S or Class D common stock, however, if stockholders purchase shares of Class S or Class D common stock through certain financial intermediaries, they may directly charge stockholders transaction or other fees.
The Placement Agent Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Distributor with 60 days’ written notice. The Placement Agent Agreement will automatically terminate in the event of its assignment, as defined in the Investment Company Act.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the years ended December 31, 2025, 2024, and 2023, the Company incurred $416, $332 and $269, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, no fees or expenses associated with its directors were payable.
5. STRUCTURED CREDIT PARTNERS JV, LLC
On December 23, 2025, the Company and CGBD, an affiliated BDC of the Company, together with Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Structured Credit Partners will primarily invest in broadly syndicated loans and will be co-managed by Carlyle and Sixth Street. The broadly syndicated loans will be financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street.
Structured Credit Partners is managed by eight board members, with each SCP Member having equal representation. Establishing a quorum for Structured Credit Partners’ board of managers requires at least four members to be present, including at least one representative appointed by each SCP Member, and actions of the board generally require unanimous approval of all members present at a meeting at which a quorum is established. The SCP Members hold equal voting interests through non-economic Class A membership interests, and economic interests are held through Class B and Class C membership interests, with economic ownership determined based on funded capital contributions and capital commitments. Capital contributions are made pursuant to board-approved capital calls, and no SCP Member is required to fund capital in excess of its capital commitment. In accordance with their respective economic interests, the SCP Members indirectly bear their allocable share of all expenses and other obligations of Structured Credit Partners.

Together with the other SCP Members, the Company co-invests through Structured Credit Partners. Investment opportunities for Structured Credit Partners are sourced primarily by affiliates of the SCP Members. Portfolio and investment decisions with respect to Structured Credit Partners must be unanimously approved by a quorum of Structured Credit Partners’ investment committee consisting of an equal number of representatives appointed by the Carlyle-affiliated SCP Members and the Sixth Street-affiliated SCP Members. Therefore, because the Company does not own more than 25% of the voting interests of Structured Credit Partners, the Company does not believe that it has control over Structured Credit Partners for accounting purposes or for purposes of the Investment Company Act.
Structured Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Structured Credit Partners, pursuant to which the administrative agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Structured Credit Partners with board approval, and is reimbursed by Structured Credit Partners for its costs, expenses, and allocable overhead incurred in performing its obligations thereunder. Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership as follows:

	Class B Capital Commitment	Class C Capital Commitment
Carlyle Secured Lending, Inc.	$135,000	$15,000
Carlyle Credit Solutions, Inc.	$15,000	$135,000
Sixth Street Lending Partners	$50,000	$50,000
Sixth Street Specialty Lending, Inc.	$100,000	$100,000
As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture.
6. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of December 31, 2025 and December 31, 2024.

As of December 31, 2025
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$10,472	C$	14,211	$(64)
Barclays Bank PLC	$91,278		€76,286	674
Barclays Bank PLC	$42,363		£31,671	(277)
Barclays Bank PLC	£1,230		$1,642	11
				$344

As of December 31, 2024
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$6,882	C$	9,561	$222
Barclays Bank PLC	$58,036		€53,441	2,606
Barclays Bank PLC	$27,658		£21,345	944
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
The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of December 31, 2025 and 2024. Refer to Note 3, Fair Value Measurements, to these consolidated financial statements for details related to the fair value measurement of derivatives instruments.

As of December 31, 2025
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$963	$(619)	$344	$—	$344

As of December 31, 2024
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$3,772	$—	$3,772	$—	$3,772
7. BORROWINGS
SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2025 and 2024, asset coverage was 275.2% and 393.4%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of December 31, 2025 and 2024.

	As of
	December 31, 2025	December 31, 2024
SPV Credit Facility	$388,750	$164,732
SPV2 Credit Facility	330,000	55,000
2024-1 Debt	289,000	289,000
Total principal amount outstanding	1,007,750	508,732
Less: unamortized debt issuance costs	(1,916)	(2,077)
Total carrying value	$1,005,834	$506,655
SPV Credit Facility
SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender on April 1, 2019, which was most recently amended and restated on August 26, 2025, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $400,000 as of December 31, 2025, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. Effective December 12, 2025, the total commitments increased from $300,000 to $400,000. The SPV Credit Facility will be subject to an additional increase of $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. The SPV Credit Facility has a revolving period through October 15, 2028 (October 15, 2026 prior to the August 26, 2025 amendment), and a maturity date of April 3, 2030 (April 3, 2028 prior to the August 26, 2025 amendment), with one one-year extension option, subject to SPV’s and the lender’s consent. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% (2.35% prior to the August 26, 2025 amendment) per year. SPV also pays a fee of 0.75% per year on unused amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.
Below is a summary of the borrowings and repayments under the SPV Credit Facility for the years ended December 31, 2025, 2024 and 2023 and the outstanding balances under the SPV Credit Facility for the respective periods.

	Year Ended December 31,
	2025	2024	2023
Outstanding borrowings, beginning of year	$164,732	$424,447	$622,104
Borrowings	696,167	569,676	133,000
Repayments	(480,644)	(829,149)	(333,823)
Foreign currency translation	8,495	(242)	3,166
Outstanding borrowings, end of year	$388,750	$164,732	$424,447
The SPV Credit Facility consisted of the following as of December 31, 2025 and 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
December 31, 2025	$400,000	$388,750	$11,250	$11,250
December 31, 2024	$300,000	$164,732	$135,268	$135,268
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2025, 2024 and 2023, the components of interest expense and credit facility fees of the SPV Credit Facility were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$13,834	$24,586	$39,741
Facility unused commitment fee	697	2,818	1,650
Amortization of deferred financing costs	944	895	976
Total interest expense and credit facility fees	$15,475	$28,299	$42,367
Cash paid for interest expense and credit facility fees	$11,960	$34,803	$42,005
Weighted average debt principal outstanding	$226,794	$319,178	$536,500
Weighted average interest rate(1)	6.02%	7.70%	7.41%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

As of December 31, 2025 and 2024, the components of interest and credit facility fees payable of the SPV Credit Facility were as follows:

	As of
	December 31, 2025	December 31, 2024
Interest expense payable	$2,271	$740
Unused commitment fees payable	295	331
Other credit facility fees payable	301	—
Interest and credit facility fees payable	$2,867	$1,071
Weighted average interest rate	5.50%	6.72%
SPV2 Credit Facility
SPV2 entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility”, together with the SPV Credit Facility, the “Credit Facilities”) with a lender on May 13, 2020, which was most recently amended and restated on October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of December 31, 2025, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to the October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to the October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 pays a fee of 0.25% per year on unused amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Below is a summary of the borrowings and repayments under the SPV2 Credit Facility for the years ended December 31, 2025, 2024 and 2023 the outstanding balances under the SPV2 Credit Facility for the respective periods.

	Year Ended December 31,
	2025	2024	2023
Outstanding borrowings, beginning of year	$55,000	$330,300	$360,300
Borrowings	574,000	—	114,000
Repayments	(299,000)	(275,300)	(144,000)
Outstanding borrowings, end of year	$330,000	$55,000	$330,300
The SPV2 Credit Facility consisted of the following as of December 31, 2025 and 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
December 31, 2025	$550,000	$330,000	$220,000	$220,000
December 31, 2024	$550,000	$55,000	$495,000	$226,179
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the years ended December 31, 2025, 2024, and 2023, the components of interest expense and credit facility fees of the SPV2 Credit Facility were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$16,521	$21,736	$25,867
Facility unused commitment fee	957	704	617
Amortization of deferred financing costs	916	895	1,001
Total interest expense and credit facility fees	$18,394	$23,335	$27,485
Cash paid for interest expense and credit facility fees	$14,974	$25,323	$27,807
Weighted average debt principal outstanding	$240,227	$273,886	$335,120
Weighted average interest rate(1)	6.78%	7.94%	7.72%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of December 31, 2025 and 2024, the components of interest and credit facility fees payable of the SPV2 Credit Facility were as follows:

	As of
	December 31, 2025	December 31, 2024
Interest expense payable	$178	$754
Unused commitment fees payable	5	237
Other credit facility fees payable	194	—
Interest and credit facility fees payable	$377	$991
Weighted average interest rate	6.49%	7.14%
Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and were scheduled to mature in October 2037. As of December 31, 2025, the Company retained $59,500 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.

The following table summarizes the terms of the 2024-1 Debt and the principal amount and carrying value as of December 31, 2025 and December 31, 2024:

				As of
2024-1 Debt Tranche(1)	Credit Rating	Reference Rate	Spread	December 31, 2025	December 31, 2024
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,916)	(2,077)
Total Carrying Value				$287,084	$286,923
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
Pursuant to the Collateral Management Agreement, the 2024-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2024-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2024-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2024-1 Issuer for the years ended December 31, 2025 and 2024. Any such waived fees may not be recaptured by the Investment Adviser.
As of December 31, 2025, the 2024-1 Debt was secured by 92 investments with a total fair value of $402,948 and cash of $31,663. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2024-1 Debt.
For the years ended December 31, 2025 and 2024, the components of interest expense and credit facility fees on the 2024-1 Debt were as follows:

	Year Ended December 31,
	2025	2024
Interest expense	$17,447	$3,262
Amortization of deferred financing costs and debt issuance costs	161	28
Total interest expense and credit facility fees	$17,608	$3,290
Cash paid for interest expense and credit facility fees	$22,097	$—
Weighted average debt principal outstanding	$289,000	$289,000
Weighted average interest rate(1)	6.01%	6.45%
(1)Includes amortization of deferred financing costs and debt issuance costs.

As of December 31, 2025 and 2024, $2,920 and $4,042, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of December 31, 2025 and 2024, the weighted average interest rates were 5.60% and 6.35%, respectively, based on benchmark rates.
8. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2025 and 2024:

	As of
Payment Due by Period	December 31, 2025	December 31, 2024
Less than one year	$—	$—
1-3 years	—	—
3-5 years	388,750	164,732
More than 5 years	619,000	344,000
Total	$1,007,750	$508,732
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the audited consolidated financial statements as of December 31, 2025 and 2024 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	December 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$250,388	$102,427
Unfunded revolving loan commitments	158,139	74,513
Total unfunded commitments	$408,527	$176,940
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of Class I common stock, par value $0.01 per share, of which 93,812,679 and 76,812,863 Shares were issued and outstanding as of December 31, 2025 and 2024, respectively. The Company has the authority to issue 50,000,000 shares of Class S common stock, par value $0.01 per share, and 50,000,000 shares of Class D common stock, par value $0.01 per share. There were no shares of Class S or Class D common stock outstanding as of December 31, 2025. The different classes of common stock have been issued in accordance with an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. Each class of shares is subject to different fees and expenses. The Company may offer additional classes of shares in the future.

Share Issuances
New Continuous Offering
The following table summarizes total shares of common stock issued and proceeds related to capital activity for the years ended December 31, 2025, 2024 and 2023. There were no shares of Class S or Class D common stock issued for the periods presented.

	Shares Issued (Class I)	Proceeds Received (Class I)
2023
January 6, 2023	674,324	$13,210
April 11, 2023	854,675	16,820
July 6, 2023	1,193,694	23,074
October 4, 2023	1,533,693	29,876
Total	4,256,386	$82,980
2024
January 5, 2024	1,293,638	$25,213
April 3, 2024	701,357	13,852
July 3, 2024	1,035,378	20,428
August 21, 2024	388,906	7,669
October 9, 2024	23,561,825	464,875
December 1, 2024	308,190	6,013
Total	27,289,294	$538,050
2025
January 1, 2025	640,973	$12,454
February 1, 2025	592,986	11,534
March 1, 2025	191,543	3,718
April 1, 2025	343,968	6,615
May 1, 2025	284,021	5,413
June 1, 2025	294,504	5,622
July 1, 2025	412,605	7,881
August 1, 2025	254,146	4,847
September 1, 2025	203,395	3,877
October 1, 2025	16,097,173	306,328
November 1, 2025	1,096,670	20,782
December 1, 2025	178,707	3,367
Total	20,590,691	$392,438

On January 1, 2026, the Company accepted subscriptions in the amount of $122,543 with 6,511,297 Class I Shares issued as of such date. On February 1, 2026, the Company accepted subscriptions in the amount of $15,077 with 801,534 Class I Shares issued as of such date. There were no shares of Class S or Class D common stock issued on January 1, 2026 and February 1, 2026.

Dividend Reinvestment
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan for the years ended December 31, 2025, 2024 and 2023. There were no shares of Class S or Class D common stock outstanding for the periods presented.

	Shares Issued (Class I)	Total Consideration (Class I)
2023
January 20, 2023	32,268	$641
April 20, 2023	16,319	321
July 21, 2023	28,032	553
October 20, 2023	30,172	583
Total	106,791	$2,098
2024
January 29, 2024	43,547	$849
April 19, 2024	47,662	934
July 19, 2024	58,337	1,156
October 18, 2024	69,394	1,372
December 17, 2024	129,334	2,523
Total	348,274	$6,834
2025
January 17, 2025	72,192	$1,403
February 18, 2025	67,606	1,315
March 18, 2025	68,955	1,338
April 29, 2025	73,790	1,419
May 30, 2025	70,167	1,337
June 27, 2025	72,328	1,381
July 29, 2025	72,868	1,392
August 27, 2025	70,031	1,335
September 26, 2025	72,289	1,378
October 29, 2025	75,079	1,429
November 25, 2025	85,066	1,612
December 29, 2025	87,279	1,643
Total	887,650	$16,982
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company conducted quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer was conducted, at a per Share price equal to the NAV per Share as of the last date of the quarter in which the Quarterly Tender Offer was conducted, less an early repurchase fee of 2% of the NAV of such Shares in the case of Shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. On February 18, 2026, the Board of Directors approved an increase in the maximum number of Shares that may be repurchased through the Quarterly Tender Offers from 3.5% to 5.0% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted. Accordingly, the Company now expects to offer to repurchase up to 5.0% of such number of Shares in each Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered Shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. The most recent Qualifying Tender was the Quarterly Tender Offer that commenced on December 22, 2025, with a cash payment date of January 29, 2026.
The following summarizes the results of the Quarterly Tender Offers completed for the years ended December 31, 2025, 2024 and 2023. There were no shares of Class S or Class D common stock outstanding for the periods presented.

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 31, 2025	3.5%	$19.43	December 31, 2024	$16,063	826,938	1.1%
April 28, 2025	3.5%	$19.23	March 31, 2025	$12,674	659,197	0.8%
July 29, 2025	3.5%	$19.10	June 30, 2025	$34,036	1,782,012	2.3%
October 29, 2025	3.5%	$19.03	September 30, 2025	$23,033	1,210,378	1.6%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 11, 2024	3.5%	$19.60	December 31, 2023	$59,799	3,050,962	5.4%	(5)
May 10, 2024	3.5%	$19.81	March 31, 2024	$53,405	2,695,879	4.9%	(6)
August 8, 2024	3.5%	$19.76	June 30, 2024	$15,591	789,019	1.5%
November 13, 2024	3.5%	$19.76	September 30, 2024	$11,244	569,026	1.1%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
March 14, 2023	3.5%	$19.72	December 31, 2022	$41,763	2,117,816	3.6%
May 12, 2023	3.5%	$19.71	March 31, 2023	$40,285	2,043,878	3.6%
August 11, 2023	3.5%	$19.34	June 30, 2023	$30,205	1,562,102	2.8%
November 10, 2023	3.5%	$19.50	September 30, 2023	$14,694	755,715	1.4%
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

On December 22, 2025, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 2,709,108 Shares, representing 3.5% of the number of Shares outstanding as of September 30, 2025. On January 21, 2026, the Quarterly Tender Offer expired and the Company accepted 4,180,330 Shares for purchase, which share amount includes an additional 1,471,222 Shares accepted. The 4,180,330 Shares represent approximately 4.5% of the total number of Shares outstanding as of December 31, 2025. The 1,471,222 of additional Shares included in the Quarterly Tender Offer represents approximately 1.9% of the number of Shares outstanding as of September 30, 2025. The purchase price of the Shares tendered is the Company’s NAV per Share as of December 31, 2025, or $18.82 per Share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the NAV of the tendered Shares as of December 31, 2025 less the 2% early repurchase fee applicable to Shares that have not been outstanding for at least one year.

The following tables summarize capital activity during the years ended December 31, 2025, 2024 and 2023:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, January 1, 2025	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462
Common stock issued	20,590,691	206	392,232	—	—	—	392,438
Dividend reinvestment	887,650	9	16,973	—	—	—	16,982
Repurchase of common stock	(4,478,525)	(45)	(85,761)	—	—	—	(85,806)
Net investment income (loss)	—	—	—	146,266	—	—	146,266
Net realized gain (loss)	—	—	—	—	(58,506)	—	(58,506)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	21,208	21,208
Dividends declared	—	—	—	(159,420)	—	—	(159,420)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(1,655)	(4,189)	5,844	—	—
Balance, December 31, 2025	93,812,679	$938	$1,871,027	$31,000	$(104,993)	$(32,348)	$1,765,624

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, January 1, 2024	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Common stock issued	27,289,294	273	537,777	—	—	—	538,050
Dividend reinvestment	348,273	3	6,831	—	—	—	6,834
Repurchase of common stock	(7,104,886)	(71)	(139,968)	—	—	—	(140,039)
Net investment income (loss)	—	—	—	131,633	—	—	131,633
Net realized gain (loss)	—	—	—	—	(46,196)	—	(46,196)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	18,239	18,239
Dividends declared	—	—	—	(119,271)	—	—	(119,271)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(1,864)	4,743	(2,879)	—	—
Balance, December 31, 2024	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, January 1, 2023	58,396,516	$584	$1,188,720	$8,819	$(5,997)	$(40,625)	$1,151,501
Common stock issued	4,256,386	43	82,937	—	—	—	82,980
Dividend reinvestment	106,791	1	2,097	—	—	—	2,098
Repurchase of common stock	(6,479,511)	(65)	(126,883)	—	—	—	(126,948)
Net investment income (loss)	—	—	—	139,398	—	—	139,398
Net realized gain (loss)	—	—	—	—	(93)	—	(93)
Net change in unrealized appreciation (depreciation)						(31,170)	(31,170)
Dividends declared	—	—	—	(114,554)		—	(114,554)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(409)	(2,425)	2,834	—	—
Balance, December 31, 2023	56,280,182	$563	$1,146,462	$31,238	$(3,256)	$(71,795)	$1,103,212
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the year.
Basic and diluted earnings per share were as follows:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$108,968	$103,676	$108,135
Weighted-average shares outstanding	81,573,132	59,200,911	56,551,480
Basic and diluted earnings per Class I share	$1.34	$1.75	$1.91

Dividends
The following table summarizes the Company’s dividends declared for the years ended December 31, 2025, 2024 and 2023. There were no shares of Class S or Class D common stock outstanding for the periods presented.

Date Declared	Record Date	Payment Date	Per Share Amount (Class I)
March 22, 2023	March 22, 2023	April 20, 2023	$0.51
June 21, 2023	June 21, 2023	July 21, 2023	$0.51
September 20, 2023	September 20, 2023	October 20, 2023	$0.51
December 20, 2023	December 20, 2023	January 19, 2024	$0.51
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
November 29, 2024	November 29, 2024	December 17, 2024	$0.32
December 18, 2024	December 18, 2024	January 17, 2025	$0.17
January 29, 2025	January 31, 2025	February 18, 2025	$0.16
February 26, 2025	February 28, 2025	March 18, 2025	$0.16
March 20, 2025	March 31, 2025	April 29, 2025	$0.17
April 24, 2025	April 30, 2025	May 30, 2025	$0.16
May 23, 2025	May 30, 2025	June 27, 2025	$0.16
June 17, 2025	June 30, 2025	July 29, 2025	$0.17
July 25, 2025	July 31, 2025	August 27, 2025	$0.16
August 25, 2025	August 29, 2025	September 26, 2025	$0.16
September 18, 2025	September 30, 2025	October 29, 2025	$0.17
October 28, 2025	October 31, 2025	November 25, 2025	$0.16
November 25, 2025	November 28, 2025	December 29, 2025	$0.16
December 18, 2025	December 31, 2025	January 29, 2026	$0.17

On January 28, 2026, the Board of Directors declared a dividend of $0.16 per Class I Share, which was payable on February 26, 2026 to common stockholders of record as of January 30, 2026.
On February 25, 2026, the Board of Directors declared a dividend of $0.16 per Class I Share, which is payable on or about March 27, 2026 to common stockholders of record as of February 27, 2026.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and 2021. The amounts presented below are for Class I common stock and there were no Class S or Class D common stock outstanding during the periods presented.

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per Share Data:
Net asset value per share, beginning of year	$19.43	$19.60	$19.72	$20.46	$19.63
Net investment income (loss)(1)	1.79	2.22	2.46	2.05	2.02
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(0.45)	(0.47)	(0.55)	(0.69)	0.73
Net increase (decrease) in net assets resulting from operations	1.34	1.75	1.91	1.36	2.75
Dividends declared(2)	(1.96)	(2.02)	(2.04)	(2.11)	(1.93)
Other(3)	0.01	0.10	0.01	0.01	0.01
Net asset value per share, end of year	$18.82	$19.43	$19.60	$19.72	$20.46
Number of shares outstanding, end of year	93,812,679	76,812,863	56,280,182	58,396,516	57,005,057
Total return based on net asset value(4)	7.26%	12.64%	10.18%	6.65%	14.06%
Net assets, end of year	$1,765,624	$1,492,462	$1,103,212	$1,151,501	$1,166,241
Ratio to average net assets:(5)
Expenses before incentive fees	4.89%	6.47%	7.87%	5.16%	4.30%
Expenses after incentive fees	6.25%	8.10%	9.67%	6.69%	6.03%
Net investment income (loss)	9.48%	11.41%	12.58%	10.15%	9.82%
Interest expense and credit facility fees	3.34%	4.76%	6.31%	3.49%	2.62%
Ratios/Supplemental Data:
Asset coverage, end of year	275.20%	393.37%	246.17%	217.21%	220.61%
Portfolio turnover	27.77%	25.03%	8.99%	23.78%	25.67%
Total committed capital, end of year	NM(6)	NM(6)	NM(6)	NM(6)	1,227,312
Ratio of total contributed capital to total committed capital, end of year	NM(6)	NM(6)	NM(6)	NM(6)	94.73%
Weighted-average shares outstanding	81,573,132	59,200,911	56,551,480	57,991,971	50,982,223
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted average number of shares outstanding for the year.
(2)Dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 9, Net Assets, to these consolidated financial statements).
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
(6)On January 21, 2022, stockholders approved the Company’s conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. As such, the supplemental data is no longer a meaningful measurement of the Company’s performance.

The following is a schedule of consolidated financial highlights for the periods ended December 31, 2019, 2018, and 2017. The amounts presented below are for Class I common stock and there are no Class S or Class D common stock outstanding during the periods presented.

	Year Ended December 31,
	2020	2019	2018	For the period from Commencement through December 31, 2017
Per Share Data:
Net asset value per share, beginning of period	$20.61	$20.32	$20.03	$20.00
Net investment income (loss) (1)	1.95	2.10	1.78	(0.50)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.00)	0.10	(0.07)	0.27
Net increase (decrease) in net assets resulting from operations	0.95	2.20	1.71	(0.23)
Dividends declared (2)	(1.94)	(1.98)	(1.53)	—
Other (3)	0.01	0.07	0.11	0.26
Net asset value per share, end of period	$19.63	$20.61	$20.32	$20.03
Number of shares outstanding, end of period	49,062,820	35,769,223	14,299,500	4,130,683
Total return based on net asset value (4)	4.66%	11.17%	9.09%	0.15%
Net assets, end of period	$963,136	$737,109	$289,214	$82,722
Ratio to average net assets(5):
Expenses before incentive fees	4.60%	5.06%	5.84%	4.19%
Expenses after incentive fees	6.34%	6.74%	6.90%	4.19%
Net investment income (loss)	9.85%	9.54%	7.92%	(1.75)%
Interest expense and credit facility fees	2.84%	3.41%	3.10%	0.66%
Ratios/Supplemental Data:
Asset coverage, end of period	209.33%	213.72%	232.85%	236.17%
Portfolio turnover	15.03%	12.47%	20.41%	8.76%
Total committed capital, end of period	$1,227,312	$1,227,687	$1,227,938	$508,928
Ratio of total contributed capital to total committed capital, end of period	81.28%	60.09%	23.85%	16.21%
Weighted-average shares outstanding	44,300,431	23,431,444	7,907,949	1,421,700
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the year divided by the weighted average number of common shares outstanding for the year.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the year divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 9, Net Assets, to these consolidated financial statements).
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
11. SEGMENT REPORTING
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
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2025 and December 31, 2024, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2025 and 2024.
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
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2025 and 2024, permanent differences primarily due to non-deductible excise tax paid and non-deductible expenses from investments in partnerships resulted in a net decrease in total distributable loss by $1,655 and $1,864, respectively, and a net decrease in additional paid-in capital in excess of par by $1,655 and $1,864, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the periods from January 1, 2025 to December 31, 2025, January 1, 2024 to December 31, 2024, July 1, 2023 to December 31, 2023, and July 1, 2022 to June 30, 2023 was as follows:

	For the period from January 1, 2025 to December 31, 2025	For the period from January 1, 2024 to December 31, 2024	For the period from July 1, 2023 to December 31, 2023	For the period from July 1, 2022 to June 30, 2023
Ordinary income	$159,420	$119,271	$57,030	$114,465
Long-term capital gains	—	—	—	3,125
Tax return of capital	—	—	—	—

Income Tax Information and Distributions to Stockholders
As of December 31, 2025 and 2024, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of
	December 31, 2025	December 31, 2024
Undistributed ordinary income	$36,424	$55,204
Other book/tax temporary differences(1)	(268)	(300)
Capital loss carryforwards	(110,608)	(56,977)
Net unrealized appreciation (depreciation) on investments(2)	(31,889)	(55,674)
Net unrealized appreciation (depreciation) on non-investment assets and liabilities	—	203
Total accumulated earnings (deficit)	$(106,341)	$(57,544)
(1)Consists of the unamortized portion of organization costs as of December 31, 2025 and 2024.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments, the tax treatment of defaulted securities, the recognition for tax purposes of unrealized gain (loss) on certain derivative instruments, and material modifications of investments.
As of December 31, 2025 and 2024, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of
	December 31, 2025	December 31, 2024
Cost of investments	$2,675,306	$2,006,942
Gross unrealized appreciation on investments	31,714	26,872
Gross unrealized depreciation on investments	(63,603)	(82,546)
Net unrealized appreciation (depreciation) on investments	$(31,889)	$(55,674)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2025 and 2024, the Company had $110,608 and $56,977 of capital loss carryforwards, respectively, of which $710 and $1,445 were short-term capital loss carryforwards and $109,898 and $55,532 were long-term capital loss carryforwards, respectively.
14. SUBSEQUENT EVENTS
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business—Regulation—Codes of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed by the Company on March 29, 2022)

3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed by the Company on December 23, 2025)

3.4	Class S Articles Supplementary (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed by the Company on December 23, 2025)

3.5	Class D Articles Supplementary (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed by the Company on December 23, 2025)

3.6	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

3.7	Certificate of Correction to Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed by the Company on July 7, 2023)

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

4.2	Description of Registered Securities*

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on January 25, 2022)

10.2	Administration Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on November 20, 2017)

10.4	Master Custodian Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed by the Company on March 1, 2018)

10.5
Amended and Restated Loan and Security Agreement, dated as of June 2, 2021 and Conformed through Amendment No. 5 dated as of August 26, 2025 among Carlyle Credit Solutions SPV LLC as borrower, Carlyle Credit Solutions, Inc. as Servicer, the Lender party hereto, the Collateral Administrator, Collateral Agent and Securities Intermediary Party hereto, and JPMorgan Chase Bank, National Association as Administrative Agent.*

10.6
Amended and Restated Loan and Servicing Agreement, dated as of May 13, 2020 and Conformed through Amendment No. 6 dated as of October 18, 2024, among Carlyle Credit Solutions, Inc. (formerly known as TCG BDC II, Inc.) Carlyle Credit Solutions SPV 2 LLC. (formerly known as TCG BDC II SPV2 LLC), as borrower, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed by the Company on October 23, 2024)

10.7
Indenture, dated as of October 29, 2024, by and between Carlyle Direct Lending CLO 2024-1, LLC, as Issuer, and Wilmington Trust, National Association, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 4, 2024)

10.8
Collateral Management Agreement, dated as of October 29, 2024 by and between Carlyle Direct Lending CLO 2024-1, LLC, and Carlyle Global Credit Investment Management L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on November 4, 2024)

10.9
Contribution Agreement, dated as of October 29, 2024, by and between Carlyle Credit Solutions, Inc., as the contributor, and Carlyle Direct Lending CLO 2024-1, LLC, as the contributee. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on November 13, 2024)

10.10	Distribution and Servicing Plan, dated as of December 11, 2025*

10.11	Placement Agent Agreement by and between Carlyle Credit Solutions and TCG Capital Markets, L.L.C., dated as of January 30, 2026*

10.12	Multi-Class Plan, dated as of December 11, 2025*

19.1	Insider Trading Policy*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS, INC.
Dated: March 17, 2026	By	/s/ Alex Chi
Alex Chi
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2026	By	/s/ Alex Chi
Alex Chi
Director and Chief Executive Officer (principal executive officer)

Dated: March 17, 2026	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Director, President and Chief Financial Officer (principal financial officer)

Dated: March 17, 2026	By	/s/ Nelson Joseph
Nelson Joseph
Principal Accounting Officer

Dated: March 17, 2026	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 17, 2026	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: March 17, 2026	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: March 17, 2026	By	/s/ Linda Pace
Linda Pace
Director and Chair of the Board

Dated: March 17, 2026	By	/s/ William H. Wright II
William H. Wright II
Director