Form 10-Q
period 2026-03-31
Carlyle Credit Solutions, Inc.
filed 2026-05-14
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 14, 2026 was 95,016,396. Shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

CARLYLE CREDIT SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,621,781 and $2,647,127, respectively)	$2,571,852	$2,622,656
Investments—non-controlled/affiliated, at fair value (amortized cost of $32,648 and $28,982, respectively)	32,227	28,630
Total investments, at fair value (amortized cost of $2,654,429 and $2,676,109, respectively)	2,604,079	2,651,286
Cash, cash equivalents and restricted cash	187,183	122,352
Interest and dividend receivable	23,007	24,834
Receivable for issuance of common stock	18	18
Derivative assets, at fair value (Note 6)	2,242	344
Prepaid expenses and other assets	13,631	14,258
Total assets	$2,830,160	$2,813,092
LIABILITIES
Debt and secured borrowings (Note 7)	$984,418	$1,005,834
Payable for investments purchased	10,444	4,957
Interest and credit facility fees payable (Note 7)	9,757	6,164
Dividend payable (Note 9)	16,620	15,982
Management and incentive fees payable (Note 4)	9,910	10,013
Administrative service fees payable (Note 4)	1,733	1,339
Other accrued expenses and liabilities	2,725	3,179
Total liabilities	1,035,607	1,047,468
Total net assets	1,794,553	1,765,624
Commitments and contingencies (Notes 8 and 12)

NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 97,563,051 and 93,812,679 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	976	938
Paid-in capital in excess of par value	1,941,438	1,871,027
Total distributable earnings (loss)	(147,861)	(106,341)
Total net assets	$1,794,553	$1,765,624

NET ASSETS PER SHARE
Class I Shares:
Net assets	1,794,553	1,765,624
Common shares outstanding ($0.01 par value, 200,000,000 shares authorized)	97,563,051	93,812,679
Net asset value per share	$18.39	$18.82
Class S Shares:
Net assets	$—	$—
Common shares outstanding ($0.01 par value, 50,000,000 shares authorized)	—	—
Net asset value per share	$—	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.01 par value, 50,000,000 shares authorized)	—	—
Net asset value per share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$56,374	$49,566
PIK income	5,228	5,451
Other income	2,456	951
Total investment income from non-controlled/non-affiliated investments	64,058	55,968
From non-controlled/affiliated investments:
Interest income	3	—
PIK income	612	—
Dividend income	34	—
Total investment income from non-controlled/affiliated investments	649	—
Total investment income	64,707	55,968
Expenses:
Base management fees (Note 4)	4,328	3,688
Net investment income incentive fees (Note 4)	5,582	4,966
Professional fees	708	455
Administrative service fees (Note 4)	513	259
Interest expense and credit facility fees (Note 7)	13,340	10,452
Directors’ fees and expenses	107	86
Other general and administrative	1,036	792
Total expenses	25,614	20,698
Net investment income (loss) before taxes	39,093	35,270
Excise tax expense	—	498
Net investment income (loss)	39,093	34,772
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(12,096)	(17,933)
Net realized currency gain (loss) on non-investment assets and liabilities	(150)	1,477
Net realized gain (loss) on forward currency contracts	1,125	3,642
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(25,458)	9,021
Non-controlled/affiliated investments	(69)	—
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,660	(2,275)
Net change in unrealized gain (loss) on forward currency contracts	1,898	(6,641)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(33,090)	(12,709)
Net increase (decrease) in net assets resulting from operations	$6,003	$22,063
Basic and diluted earnings per share (Note 9)	$0.06	$0.29
Weighted average shares of common stock outstanding—basic and diluted (Note 9)	98,052,063	77,394,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$39,093	$34,772
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(11,121)	(12,814)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(21,969)	105
Net increase (decrease) in net assets resulting from operations	$6,003	$22,063

Distributions to stockholders (Note 9):
Class I	$(47,523)	$(37,844)
Net decrease in net assets resulting from distributions to stockholders	$(47,523)	$(37,844)

Share transactions:
Class I:
Common stock issued	$144,175	$27,706
Dividend reinvestment	4,948	4,056
Repurchase of common stock	(78,674)	(16,062)
Net increase (decrease) in net assets resulting from share transactions	$70,449	$15,700

Net increase (decrease) in net assets	28,929	(81)
Net assets at beginning of period	1,765,624	1,492,462
Net assets at end of period	$1,794,553	$1,492,381

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,003	$22,063
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt issuance costs	521	490
Net accretion of discount on investments	(2,751)	(3,016)
Paid-in-kind interest	(5,719)	(5,855)
Net realized (gain) loss on investments	12,096	17,933
Net realized currency (gain) loss on non-investment assets and liabilities	150	(1,477)
Net change in unrealized (appreciation) depreciation on investments	25,527	(9,021)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(1,660)	2,275
Net change in unrealized (gain) loss on forward currency contracts	(1,898)	6,641
Cost of investments purchased and change in payable for investments purchased	(224,552)	(233,388)
Proceeds from sales and repayments of investments and change in receivable for investments sold	247,562	170,659
Changes in operating assets:
Interest and dividend receivable	1,827	(3,727)
Prepaid expenses and other assets	146	(293)
Changes in operating liabilities:
Interest and credit facility fees payable	3,593	6,679
Management and incentive fees payable	(103)	(84)
Administrative service fees payable	394	(449)
Other accrued expenses and liabilities	(454)	(593)
Net cash provided by (used in) operating activities	60,682	(31,163)
Cash flows from financing activities:
Proceeds from issuance of common stock	144,175	15,252
Repurchase of common stock	(78,674)	(16,062)
Borrowings on Credit Facilities	319,585	227,419
Repayments of Credit Facilities	(339,000)	(125,649)
Dividends paid in cash	(41,937)	(33,651)
Net cash provided by (used in) financing activities	4,149	67,309
Net increase (decrease) in cash, cash equivalents and restricted cash	64,831	36,146
Cash, cash equivalents and restricted cash, beginning of period	122,352	108,453
Cash, cash equivalents and restricted cash, end of period	$187,183	$144,599
Supplemental disclosures:
Interest and credit facility fees paid during the period	$10,149	$3,919
Taxes, including excise tax, paid during the period	$1,051	$1,620
Dividends declared during the period	$47,523	$37,844
Dividends reinvested during the period	$4,948	$4,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (89.0% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)(c)(f)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.20%	3/31/2025	3/31/2031	$21,667	$21,470	$21,494	1.20%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.67%	3/31/2025	12/31/2027	3,639	3,573	3,600	0.20
AArete Investment, LLC	(a)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	6/5/2025	6/5/2031	6,592	6,463	6,528	0.36
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(c)	(2)(7)	Transportation: Consumer	SOFR	5.25%	8.95%	10/3/2025	10/3/2032	14,963	14,677	13,672	0.76
Addev Group (France)	(d)	(2)(7)(15)	Aerospace & Defense	EURIBOR	5.75%	7.88%	10/28/2025	10/28/2032	€37	39	13	0.00
Addev Group (France)	(d)	(2)(7)	Aerospace & Defense	SOFR	5.75%	9.43%	10/28/2025	10/28/2032	258	253	253	0.01
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)	Consumer Services	SOFR	1.00%, 5.00% PIK	9.78%	8/16/2022	8/16/2028	24,822	24,473	21,479	1.20
Advanced Web Technologies Holding Company	(a)(b)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.25%	12/17/2020	12/17/2027	18,852	18,748	18,638	1.04
AGS Health BCP LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	7/31/2025	7/31/2032	6,864	6,841	6,825	0.38
AI Grace AUS Bidco Pty LTD (Australia)	(f)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	8.92%	12/5/2023	12/5/2029	2,286	2,239	2,234	0.12
Allied Benefit Systems Intermediate LLC	(b)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.70%	10/31/2023	10/31/2030	19,413	19,293	19,292	1.08
Alpine Acquisition Corp II	(a)	(2)(3)(15)	Transportation: Cargo	SOFR	4.75%	8.43%	1/14/2026	1/31/2031	—	—	—	—
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.67%	1/14/2026	1/31/2031	2,033	2,033	2,033	0.11
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	8.92%	1/14/2026	1/31/2031	2,609	2,609	2,609	0.15
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.95%	12/17/2024	12/17/2032	6,479	6,311	6,324	0.35
AP Plastics Acquisition Holdings, LLC	(a)(b)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.42%	3/28/2025	8/10/2030	23,757	23,728	23,733	1.32
Apex Companies Holdings, LLC	(a)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.67%	1/31/2023	1/31/2028	21,424	21,070	21,191	1.18
Artifact Bidco, Inc.	(b)	(2)(3)(15)	Software	SOFR	4.15%	7.85%	7/26/2024	7/26/2031	704	697	704	0.04
Ascend Buyer, LLC	(b)(c)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.95%	9/30/2021	9/30/2028	13,699	13,567	13,642	0.76
Associations, Inc.	(a)(b)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.16%	5/3/2024	7/2/2028	16,867	16,814	16,867	0.94
Athlete Buyer, LLC	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.70%	3/29/2024	4/26/2029	4,647	4,577	3,912	0.22

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Atlas US Finco, Inc.	(a)(c)(f)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	8.42%	12/15/2022	12/12/2029	$11,645	$11,563	$11,683	0.65%
Auditboard, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.50%	8.20%	7/12/2024	7/12/2031	8,857	8,778	8,710	0.49
Auditboard, Inc.	(b)	(2)(3)	Software	SOFR	4.50%	8.20%	12/10/2025	7/12/2031	2,571	2,553	2,534	0.14
Azurite Intermediate Holdings, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	6.00%	9.67%	3/19/2024	3/19/2031	9,127	8,928	9,175	0.51
Bamboo Health Holdings, LLC	(a)(b)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.42%	5/6/2021	5/6/2028	28,361	28,212	28,340	1.58
Barnes & Noble, Inc.	(b)(c)(f)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.83%	5/7/2025	5/7/2030	16,006	15,692	15,520	0.86
BCTO Bobsled Purchaser, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.45%	1/16/2026	1/16/2033	23,162	22,919	22,946	1.28
Bianalisi S.p.A. (Italy)	(d)(e)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.12%	2/26/2025	2/26/2032	€17,373	18,447	19,679	1.10
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	4.10%, 5.50% PIK	11.63%	6/4/2024	6/4/2031	€3,432	3,656	3,738	0.21
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)	Leisure Products & Services	EURIBOR	4.10%, 5.50% PIK	11.63%	7/17/2025	6/4/2031	€235	272	256	0.01
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)(15)	Leisure Products & Services	SOFR	4.10%, 5.50% PIK	13.27%	6/4/2024	6/4/2031	306	293	265	0.01
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	4.10%, 5.50% PIK	13.27%	6/4/2024	6/4/2031	5,549	5,426	5,202	0.29
Bingo Group Buyer, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.45%	7/10/2024	7/10/2031	5,844	5,756	5,769	0.32
Birsa S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	7.60%	7/2/2024	6/30/2031	€4,124	4,661	4,672	0.26
Bitnova Midco S.p.A. (Italy)	(d)	(2)(7)	High Tech Industries	EURIBOR	5.50%	7.63%	2/19/2026	2/19/2033	€6,521	7,523	7,387	0.41
Bitnova Midco S.p.A. (Italy)	(e)	(2)(7)(15)	High Tech Industries	EURIBOR	5.50%	7.58%	2/19/2026	2/19/2033	€—	(40)	(41)	0.00
BlueCat Networks, Inc. (Canada)	(a)(b)(f)	(2)(3)(7)	High Tech Industries	SOFR	5.50%	9.17%	8/8/2022	8/8/2028	26,346	26,105	25,976	1.45
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.20%	9/30/2019	9/30/2026	28,082	28,019	26,197	1.46
Businessolver.com, Inc.	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.20%	12/3/2025	12/3/2032	18,867	18,757	18,506	1.03
Calabrio, Inc.	(c)	(2)	Telecommunications	SOFR	4.00%	7.67%	11/26/2025	11/26/2032	10,000	9,518	7,775	0.43
Celerion Buyer, Inc.	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.69%	11/3/2022	11/3/2029	7,338	7,285	7,311	0.41
CircusTrix Holdings, LLC	(a)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	10.42%	7/18/2023	7/14/2028	9,558	9,431	9,414	0.52
Cliffwater LLC	(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.43%	4/22/2025	4/22/2032	36,170	35,814	35,860	2.00
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.31%	7/30/2023	7/30/2028	1,267	1,255	1,280	0.07

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.67%	5/22/2024	5/22/2029	$17,468	$17,280	$17,294	0.96%
Cority Software Inc. (Canada)	(b)(f)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.17%	10/31/2025	10/31/2032	44,792	44,553	44,197	2.46
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	5.63%	9.30%	1/29/2025	8/1/2028	7,510	7,412	4,018	0.22
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.17%	2/18/2025	5/15/2031	2,357	2,291	1,120	0.06
Coupa Holdings, LLC	(c)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	2/27/2023	2/28/2030	2,122	2,082	2,122	0.12
CST Holding Company	(c)(f)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.67%	11/1/2022	11/1/2028	2,481	2,442	2,483	0.14
Dance Midco S.a.r.l. (United Kingdom)	(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.03%	10/25/2024	10/25/2031	€12,339	13,075	14,064	0.78
DCA Investment Holding LLC	(a)(b)	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.09%	3/11/2021	4/3/2028	11,816	11,745	10,321	0.58
Deerfield Dakota Holding, LLC	(c)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.45%	9/12/2025	9/12/2032	46,156	45,730	45,270	2.53
Deerfield Dakota Holding, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	5.25%	8.95%	9/12/2025	9/12/2032	855	815	773	0.04
Denali Intermediate Holdings, Inc.	(c)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.18%	8/26/2025	8/26/2032	14,336	14,189	14,204	0.79
Denali Midco 2, LLC	(c)(f)	(2)(3)	Consumer Services	SOFR	5.25%	8.92%	9/15/2022	12/22/2028	8,423	8,309	8,377	0.47
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	8.67%	8/4/2020	8/4/2030	636	628	618	0.03
Divisions Holding Corporation	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.20%	4/17/2025	4/17/2032	18,308	18,119	18,298	1.02
Dwyer Instruments, Inc.	(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.45%	7/21/2021	7/21/2029	27,285	27,073	27,285	1.52
Einstein Parent, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	1/22/2025	1/22/2031	30,371	29,806	28,909	1.61
Eliassen Group, LLC	(b)(f)	(2)(3)	Business Services	SOFR	5.75%	9.45%	4/14/2022	4/14/2028	20,899	20,773	20,296	1.13
Ellkay, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.60%	5/14/2025	9/14/2030	35,255	34,939	34,448	1.92
Embark Intermediate Holdings, LLC	(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	9/2/2025	9/2/2032	6,018	5,907	5,908	0.33
Enkindle Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.75%, 3.50% PIK	10.98%	4/16/2025	4/16/2031	£1,570	1,886	1,979	0.11
Enkindle Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.85%, 4.21% PIK	11.79%	4/16/2025	4/16/2031	£4,174	5,379	5,373	0.30
Enverus, Inc.	(a)(b)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.20%	12/18/2025	12/18/2032	13,018	12,957	12,850	0.72
Espresso Bidco Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.46%	3/25/2025	3/25/2032	19,913	19,628	19,610	1.09
Essential Services Holding Corporation	(c)	(2)(3)	Consumer Services	SOFR	2.75%, 2.75% PIK	9.17%	6/17/2024	6/17/2031	758	752	753	0.04

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Essential Services Holding Corporation	(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.66%	6/17/2024	6/17/2031	$37	$36	$36	0.00%
Ethos Bidco, Ltd. (United Kingdom)	(d)	(2)(7)	Healthcare & Pharmaceuticals	SONIA	5.25%	8.98%	3/12/2026	3/12/2033	£7,033	9,248	9,170	0.51
Excel Fitness Holdings, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	4/29/2022	4/29/2030	668	663	662	0.04
Excel Fitness Holdings, Inc.	(f)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.45%	8/11/2022	4/29/2030	8,860	8,798	8,804	0.49
Excelitas Technologies Corp.	(b)	(2)(3)	Capital Equipment	EURIBOR	5.25%	7.16%	8/12/2022	8/12/2029	€3,172	3,293	3,663	0.20
Excelitas Technologies Corp.	(a)(b)(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.92%	8/12/2022	8/12/2029	6,096	6,038	6,092	0.34
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.45%	8/15/2025	8/15/2032	€5,247	6,127	5,868	0.33
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.15%	8/15/2025	8/15/2032	22,421	22,365	21,640	1.21
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00% (100% PIK)	8.68%	7/25/2025	6/30/2029	80	79	80	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00% (100% PIK)	8.70%	7/25/2025	6/30/2029	167	167	167	0.01
Fullsteam Operations LLC	(c)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	8.89%	8/8/2025	8/8/2031	6,531	6,445	6,385	0.36
Generator US Buyer, Inc.	(b)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.20%	10/1/2024	7/22/2030	1,510	1,489	1,492	0.08
GI DI Emerald Intermediate Limited (United Kingdom)	(d)	(2)(3)(7)	Business Services	EURIBOR	4.75%	6.73%	2/12/2026	2/12/2033	€1,813	2,131	2,075	0.12
GI DI Emerald Intermediate Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Business Services	SOFR	4.75%	8.39%	2/12/2026	2/12/2033	2,942	2,888	2,887	0.16
Goose Borrower, L.P.	(c)	(2)(3)(15)	Software	SOFR	4.75%	8.41%	2/3/2026	3/2/2033	15,737	15,553	15,552	0.87
Greenhouse Software, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.45%	3/1/2021	9/1/2028	32,796	32,433	32,589	1.82
GS AcquisitionCo, Inc.	(a)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.95%	3/26/2024	5/25/2028	1,114	1,110	1,073	0.06
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.42%	9/30/2022	12/16/2030	81	80	80	0.00
Gymspa (France)	(d)(e)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	9.98%	5/14/2025	5/14/2031	€9,781	10,617	11,198	0.62
Hadrian Acquisition Limited (United Kingdom)	(d)(e)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.14%, 3.14% PIK	12.01%	2/28/2022	2/28/2029	£20,250	26,282	26,803	1.49
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.45%	2/10/2022	12/15/2026	3,912	3,906	3,833	0.21
Heartland Home Services, Inc.	(b)(c)(f)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.70%	12/15/2020	12/15/2026	30,568	30,483	29,992	1.67
Heartland Home Services, Inc.	(c)	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	10.45%	12/15/2020	12/15/2026	2,523	2,516	2,469	0.14
Hercules Borrower LLC	(a)(b)(f)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.45%	12/14/2020	12/14/2028	17,713	17,586	17,712	0.99

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Higginbotham Insurance Agency, Inc.	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.17%	12/11/2025	6/11/2031	$7,060	$6,981	$6,956	0.39%
Holding Argon (France)	(e)	(2)(7)	Business Services	SOFR	5.75%	9.42%	1/16/2026	4/16/2032	445	445	434	0.02
Holding Argon (France)	(e)	(2)(7)(15)	Business Services	EURIBOR	5.75%	8.29%	1/16/2026	4/16/2032	€1,405	1,585	1,489	0.08
Holding Argon (France)	(c)(d)	(2)(7)	Business Services	EURIBOR	5.75%	7.77%	4/16/2025	4/16/2032	€13,142	14,566	14,658	0.82
Hoosier Intermediate, LLC	(a)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.65%	11/15/2021	11/15/2028	15,820	15,665	15,820	0.88
Horizon Avionics Buyer, LLC	(c)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.45%	10/25/2025	3/28/2032	3,073	3,050	3,055	0.17
HS Spa Holdings Inc.	(a)(f)	(2)(3)(15)	Consumer Services	SOFR	5.25%	8.92%	6/2/2022	6/2/2029	8,764	8,663	8,664	0.48
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	8.92%	3/12/2024	6/2/2029	633	629	627	0.03
Hyphen Solutions, LLC	(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.17%	8/6/2025	8/6/2032	6,765	6,724	6,632	0.37
Icefall Parent, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	4.50%	8.20%	1/26/2024	1/26/2030	7,566	7,450	7,553	0.42
iCIMS, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	8/18/2022	8/18/2028	28,012	27,802	27,111	1.51
IEM New Sub 2, LLC	(b)(c)(f)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.37%	12/3/2025	12/3/2031	19,707	19,595	19,611	1.09
IG Investments Holdings, LLC	(b)	(2)(3)(15)	Business Services	SOFR	5.00%	8.67%	11/1/2024	9/22/2028	4,065	4,065	4,065	0.23
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.01%	5/28/2021	5/28/2027	€34,874	41,889	40,309	2.26
IQN Holding Corp.	(a)(b)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.46%	5/2/2022	5/2/2029	11,250	11,182	11,030	0.61
Iron Infinity Buyer Sub, Inc.	(a)(b)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.75%	8.45%	10/16/2025	10/16/2032	34,908	34,790	34,274	1.91
Jawbreaker Parent, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	4.75%	8.45%	1/30/2026	1/30/2033	16,270	15,972	15,967	0.89
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	2.90%, 6.00% PIK	12.58%	12/22/2021	12/31/2029	5,596	5,000	5,742	0.32
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	1.00%, 6.00% PIK	10.68%	12/22/2021	12/31/2029	932	833	952	0.05
Kona Buyer, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.18%	6/27/2025	7/23/2031	11,302	11,207	11,181	0.62
LDS Intermediate Holdings, L.L.C.	(a)(b)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.67%	2/7/2025	2/7/2032	23,874	23,527	23,568	1.31
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	11/25/2025	11/25/2032	9,142	9,001	9,015	0.50
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 6.75% PIK	11.42%	10/18/2019	4/12/2027	8,930	8,930	7,656	0.43
Material Holdings, LLC	(c)	(2)(3)(11)	Business Services	SOFR	4.62%, 1.38% PIK	9.70%	8/19/2021	8/19/2027	14,290	14,290	9,580	0.53
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.68%	8/19/2021	8/19/2027	3,942	1,312	—	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.70%	6/25/2025	8/19/2027	$822	$822	$822	0.05%
Matterhorn Finco, Inc.	(c)	(2)(3)(15)	Software	SOFR	5.50%	9.20%	3/5/2026	3/5/2033	18,056	17,849	17,847	0.99
Merative L.P.	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.20%	9/30/2025	9/30/2032	41,074	40,838	41,319	2.30
Mindbody, Inc.	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	6.00%	9.70%	3/30/2026	3/30/2033	21,475	21,113	21,113	1.18
Modernizing Medicine, Inc.	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.45%	4/30/2025	4/30/2032	11,992	11,877	11,884	0.66
Monarch Buyer, Inc.	(a)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	6/2/2025	6/2/2032	24,359	24,027	23,988	1.34
More Cowbell II, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	7.98%	9/3/2025	9/1/2030	15,978	15,978	15,978	0.89
NFO Orange Buyer, LLC	(c)(f)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.20%	1/13/2026	1/13/2033	11,400	11,325	11,337	0.63
North Haven Fairway Buyer, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.68%	5/17/2022	5/17/2028	33,875	33,519	33,679	1.88
Nuzoa Bidco, S.L.U. (Spain)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	7.63%	6/24/2025	6/24/2032	€6,657	7,538	7,511	0.42
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.24%	4/28/2022	5/31/2028	7,534	7,498	7,451	0.42
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.23%	2/1/2024	5/31/2028	2,651	2,616	2,579	0.14
OEConnection, LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.17%	12/23/2025	12/23/2032	9,950	9,867	9,883	0.55
OEI, Inc.	(b)(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.21%	12/29/2025	12/29/2032	23,432	23,147	23,191	1.29
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.16%	10/30/2024	10/30/2031	€3,000	3,231	3,367	0.19
Optimizely North America Inc.	(b)(f)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	8.67%	10/30/2024	10/30/2031	8,880	8,794	8,579	0.48
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	9.23%	10/30/2024	10/30/2031	£1,200	1,543	1,545	0.09
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.29%	12/4/2024	12/4/2031	€1,868	1,959	2,138	0.12
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	9.91%	12/4/2024	12/4/2031	4,936	4,875	4,886	0.27
Orthrus Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	9.98%	12/4/2024	12/4/2031	£2,091	2,667	2,716	0.15
Orthrus Limited (United Kingdom)	(e)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	9.91%	7/24/2025	12/4/2031	714	714	707	0.04
PAM Bidco Limited (United Kingdom)	(d)(e)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£80	104	104	0.01
PAM Bidco Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.24%	10/29/2024	10/29/2031	£6,721	8,568	8,731	0.49

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
PDI TA Holdings, Inc	(b)	(2)(3)(15)	Software	SOFR	3.50%, 2.50% PIK	9.67%	2/1/2024	2/1/2031	$8,228	$8,225	$7,905	0.44%
PPV Intermediate Holdings, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	8.92%	8/7/2024	8/31/2029	3,394	3,334	3,228	0.18
PPV Intermediate Holdings, LLC	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.42%	8/7/2024	8/31/2029	18,697	18,654	18,697	1.04
PPV Intermediate Holdings, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.67%	8/7/2024	8/31/2029	230	230	229	0.01
Project Castle, Inc.	(f)	(2)(3)	Capital Equipment	SOFR	5.50%	9.36%	6/24/2022	6/1/2029	7,238	6,814	3,860	0.22
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.69%	2/1/2021	2/1/2027	1,800	1,795	1,789	0.10
Prophix Software Inc. (Canada)	(a)(b)(f)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.67%	11/21/2023	2/1/2027	19,890	19,818	19,805	1.10
Propio LS, LLC	(b)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.45%	5/12/2025	5/12/2030	12,108	12,003	11,867	0.66
PROS Parent, Inc.	(b)(c)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.42%	12/9/2025	12/9/2032	22,988	22,926	22,927	1.28
PXO Holdings I Corp.	(a)(b)(f)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.19%	3/8/2022	3/8/2028	11,451	11,348	11,211	0.62
QBS Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.20%	11/7/2024	6/3/2032	21,864	21,695	21,520	1.20
Radwell Parent, LLC	(b)(c)(f)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.20%	12/1/2022	4/1/2029	11,393	11,308	11,339	0.63
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.17%	12/19/2024	12/19/2031	7,707	7,641	7,655	0.43
Ranpak Corp.	(c)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.17%	12/19/2024	12/19/2031	12,043	11,939	11,961	0.67
Rialto Management Group, LLC	(b)(c)(f)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.42%	12/5/2024	12/5/2030	18,289	18,188	18,250	1.02
Rotation Buyer, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.45%	12/27/2024	12/27/2031	12,709	12,572	12,447	0.69
Saguaro Buyer, LLC	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.20%	7/3/2025	7/3/2032	14,294	14,112	14,097	0.79
SCHP Purchaser, INC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	10/24/2025	10/24/2032	18,601	18,395	18,417	1.03
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.17%	10/7/2022	10/7/2029	160	157	160	0.01
Seahawk Bidco, LLC	(a)(b)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.43%	12/19/2024	12/19/2031	32,037	31,843	31,891	1.78
SIG Parent Holdings, LLC	(a)(b)	(2)(3)(15)	Diversified Financial Services	SOFR	5.00%	8.67%	2/25/2026	8/21/2031	3,931	3,762	3,760	0.21
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.38%	3/19/2025	3/19/2032	€4,511	4,885	5,136	0.29
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.88%	3/19/2025	3/19/2032	6,815	6,672	6,673	0.37
SitusAMC Holdings Corporation	(b)(c)(f)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.20%	5/14/2025	5/14/2031	27,554	27,432	27,192	1.52

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Smarsh Inc.	(a)(b)(f)	(2)(3)(15)	Software	SOFR	4.75%	8.45%	2/18/2022	2/18/2029		$4,508	$4,458	$4,461	0.25%
Specialty Pharma III, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.43%	12/23/2025	12/23/2032		28,775	28,619	28,652	1.60
Speedstar Holding LLC	(b)(c)(f)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.65%	7/2/2024	7/22/2027		17,942	17,825	16,973	0.95
SPF Borrower, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%, 2.00% PIK	9.95%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.58
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.20%	2/1/2024	2/1/2028		4,087	4,087	4,087	0.23
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.67%	9/25/2025	7/25/2028		1,971	1,906	1,882	0.10
Spotless Brands, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.45%	6/21/2022	7/25/2028		32,946	32,531	33,116	1.85
Summit Bidco, Inc. (Canada)	(c)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.01%	10/1/2025	10/1/2032	C$	5,555	3,927	3,934	0.22
Tank Holding Corp.	(a)(b)(c)(f)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.42%	3/31/2022	3/31/2028		24,623	24,437	21,807	1.22
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.67%	9/26/2024	3/31/2028		2,811	2,794	2,507	0.14
TCFI Aevex LLC	(c)(f)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.67%	3/18/2020	3/18/2028		27,606	27,606	27,606	1.54
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		21,616	21,370	21,918	1.22
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.89%	7/22/2024	7/22/2030	C$	9,046	6,444	6,402	0.36
Trintech, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	1/29/2026	1/29/2033		16,726	16,515	16,275	0.91
Tufin Software North America, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.60%	8/17/2022	8/17/2028		30,168	29,878	30,065	1.68
U.S. Legal Support, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.17%	11/30/2018	5/31/2026		20,795	20,793	20,711	1.15
UFT Buyer LLC	(c)	(2)(3)(15)	Environmental Industries	SOFR	2.25%, 2.75% PIK	8.70%	12/4/2025	12/4/2032		17,751	17,510	17,530	0.98
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)(15)	Environmental Industries	SOFR	1.00%, 5.75% PIK	10.42%	4/13/2020	4/13/2027		49,450	49,324	37,220	2.07
USR Parent Inc.	(f)	(2)(3)(10)	Retail	SOFR	7.60%	11.27%	4/22/2022	4/25/2027		2,069	2,063	2,048	0.11
Vensure Employer Services, Inc.	(a)(b)(c)(f)	(2)(3)	Business Services	SOFR	5.00%	8.69%	9/27/2024	9/27/2031		25,146	24,938	24,801	1.38
Victors Purchaser, LLC	(b)(c)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.20%	12/23/2025	12/23/2032		16,975	16,916	16,944	0.94
Vienna Bidco Limited (United Kingdom)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.38%	8/20/2025	8/20/2030		£7,264	9,523	9,374	0.52
Whitney Merger Sub, Inc.	(c)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.45%	7/3/2025	7/3/2032		34,180	33,822	33,423	1.86
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.95%	10/29/2021	12/29/2028		18,132	18,034	11,745	0.65

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
World 50, Inc.	(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	3/22/2024	3/22/2030	$18,757	$18,449	$18,719	1.04%
Wrench Group LLC	(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.45%	9/3/2025	9/3/2032	6,858	6,775	6,731	0.38
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.42%	9/13/2021	9/13/2027	430	427	397	0.02
YLG Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.41%	9/30/2020	12/23/2030	11,055	10,974	11,055	0.62
First Lien Debt Total										$2,362,108	$2,314,184	128.96%
Second Lien Debt (1.6% of fair value)
AQA Acquisition Holdings, Inc.	(b)(f)	(2)(3)	High Tech Industries	SOFR	6.25%	9.92%	5/14/2021	3/3/2029	$14,410	$14,328	$12,020	0.67%
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,373	2,366	2,373	0.13
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	906	904	909	0.05
Denali Midco 2, LLC	(a)		Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,555	1,537	1,532	0.09
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.68%	7/25/2025	6/30/2029	67	64	67	0.00
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.17%	10/28/2020	10/28/2028	15,071	14,909	13,219	0.74
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.17%	11/16/2020	11/2/2028	13,000	12,890	12,025	0.67
Second Lien Debt Total										$46,998	$42,145	2.35%

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (4.1% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.93%	3/12/2025	4/15/2038	$3,500	$3,500	$3,329	0.19%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.78%	3/28/2025	4/20/2038	4,000	3,962	3,906	0.21
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.78%	11/18/2024	1/20/2038	1,250	1,250	1,155	0.06
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.03%	3/28/2025	7/22/2038	4,670	4,670	4,538	0.25
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.93%	11/14/2024	10/17/2037	1,330	1,330	1,321	0.07
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.18%	2/14/2025	4/20/2038	2,500	2,500	2,283	0.13
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.18%	11/22/2024	1/22/2038	3,270	3,270	3,141	0.17
Arini European CLO IV DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.17%	8.25%	1/28/2025	1/15/2038	€2,500	2,630	2,842	0.16
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.23%	11/8/2024	10/15/2038	€1,750	1,876	2,006	0.11
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.68%	11/20/2024	1/15/2038	1,275	1,275	1,175	0.07
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.18%	12/20/2024	1/15/2038	5,000	5,000	4,643	0.25
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.48%	11/15/2024	1/22/2038	3,000	3,000	2,910	0.16

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.68%	2/20/2025	4/15/2038	$3,000	$3,000	$2,784	0.16%
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.43%	11/18/2024	1/18/2038	3,000	3,000	2,910	0.16
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.93%	3/11/2025	3/31/2038	4,000	4,000	3,908	0.22
CVC Cordatus Loan Fund X DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.35%	7.43%	1/24/2025	1/26/2038	€1,100	1,155	1,236	0.07
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	7.83%	12/12/2024	1/15/2038	€3,490	3,653	3,884	0.22
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.93%	3/21/2025	3/22/2038	2,500	2,500	2,462	0.14
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.43%	10/29/2024	10/20/2037	3,250	3,250	3,106	0.17
Empower CLO 2025-1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.90%	9.58%	5/15/2025	7/20/2038	4,000	4,000	3,876	0.22
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.68%	10/18/2024	1/20/2038	2,190	2,190	2,125	0.12
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.43%	10/31/2024	10/20/2037	3,375	3,375	3,097	0.17
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.48%	11/22/2024	1/15/2038	3,050	3,050	2,999	0.17
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.18%	3/14/2025	4/16/2039	6,000	6,000	5,945	0.33
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.68%	1/30/2025	1/15/2038	1,500	1,500	1,402	0.08
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.78%	11/25/2024	1/15/2038	2,875	2,875	2,786	0.16
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.93%	3/28/2025	4/20/2038	6,000	6,000	5,842	0.33
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.43%	12/19/2024	1/20/2038	3,000	3,000	2,749	0.15
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	9.93%	11/5/2024	1/20/2038	2,000	2,000	1,827	0.10
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.68%	11/20/2024	1/15/2038	2,220	2,220	1,865	0.10
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.08%	11/25/2024	1/25/2038	1,970	1,970	1,893	0.11
Regatta XXIV Funding Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.83%	12/20/2024	1/20/2038	3,000	3,000	2,895	0.16
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.18%	11/26/2024	1/15/2037	2,860	2,860	2,729	0.15
Silver Point CLO 1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.93%	12/23/2024	1/20/2038	2,250	2,250	2,047	0.11
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.43%	11/25/2024	1/15/2038	2,200	2,200	1,991	0.11
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.83%	2/28/2025	4/15/2038	1,500	1,500	1,365	0.08
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.48%	2/13/2025	4/26/2038	1,670	1,670	1,588	0.09
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	7.93%	11/12/2024	1/15/2039	€4,380	4,640	4,948	0.28
Structured Credit Investments Total										$111,121	$107,508	5.99%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (4.1% of fair value)
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	$6,500	$5,627	0.31%
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	—	—	—
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,580	0.14
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,520	3,582	0.20
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,118	0.06
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	10,227	0.57
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	11	10,967	10,974	0.61
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.68% (100% PIK)	12/31/2024	4,099	1,218	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Comar Aggregator Co, LLC	(a)	(6)(12)	Containers, Packaging & Glass		10/31/2025	25	12,411	12,344	0.69
Cority Software Inc. (Canada)	(b)(c)	(6)(7)(12)	Software		7/2/2019	250	250	958	0.05
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	22	0.00
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	55	49	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	178	—	—
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	3	275	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,526	7,550	0.42
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	23,450	23,451	23,049	1.29
Navacord Intermediate Holdings Inc. (Canada)	(a)	(6)(7)	Diversified Financial Services	11.00% (100% PIK)	2/2/2026	14	10,357	10,135	0.57
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	948	0.06
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	177	0.01
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	1	€4,528	4,903	0.28
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	276	0.02
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,429	7,266	0.40
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	30	88	0.00
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	2,240	0.12
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,416	0.13
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	14	—	—	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	13	$—	$—	—%
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	2	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	641	990	0.06
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	496	0.03
Equity Investments Total							$101,554	$108,015	6.02%
Total investments—non-controlled/non-affiliated							$2,621,781	$2,571,852	143.32%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.9% of fair value)
Align Precision Group, LLC	(b)(c)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.45%	7/3/2025	7/3/2030	$20,824	$20,824	$20,824	1.16%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.45%	7/3/2025	7/3/2030	3,819	3,751	3,819	0.21
First Lien Debt Total									$24,643	$24,575	$24,643	1.37%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,872	$5,383	0.30%
Equity Investments Total							$5,872	$5,383	0.30%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Par/ Principal Amount *	Cost	Fair Value (5)	% of Net Assets
Investment Funds (0.1% of fair value)
Structured Credit Partners JV, LLC, Class A	(a)	(7)(12)(14)	Investment Funds				2/11/2026	$1	$1	$1	0.00%
Structured Credit Partners JV, LLC, Class B	(a)	(7)(14)	Investment Funds	FIXED	10.74%	10.74%	2/11/2026	2,200	2,200	2,200	0.12
Structured Credit Partners JV, LLC, Class C	(a)	(7)(12)(14)	Investment Funds				2/11/2026	—	—	—	—
Investment Funds Total									$2,201	$2,201	0.12%
Total investments—non-controlled/affiliated									$32,648	$32,227	1.79%
Total investments									$2,654,429	$2,604,079	145.11%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$22		€18	4/14/2026	$1
Forward Currency Contract	Barclays Bank PLC	$19,427		£14,487	4/15/2026	252
Forward Currency Contract	Barclays Bank PLC	$2,314		£1,695	4/15/2026	71
Forward Currency Contract	Barclays Bank PLC	$39,972		€34,396	4/17/2026	187
Forward Currency Contract	Barclays Bank PLC	$486		£356	4/23/2026	15
Forward Currency Contract	Barclays Bank PLC	$473		£354	4/23/2026	4
Forward Currency Contract	Barclays Bank PLC	£20		$26	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$197		€169	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	5/15/2026	2
Forward Currency Contract	Barclays Bank PLC	$7		€6	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$27		£20	5/15/2026	1
Forward Currency Contract	Barclays Bank PLC	$12		€10	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$18		€15	5/15/2026	1
Forward Currency Contract	Barclays Bank PLC	$279		€235	6/10/2026	7
Forward Currency Contract	Barclays Bank PLC	$210		£156	7/7/2026	2
Forward Currency Contract	Barclays Bank PLC	$23		€19	7/14/2026	1
Forward Currency Contract	Barclays Bank PLC	£20		$26	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$407		£309	8/13/2026	(2)
Forward Currency Contract	Barclays Bank PLC	$15		£11	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$27		£20	8/13/2026	1
Forward Currency Contract	Barclays Bank PLC	$12		€10	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$13		€11	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$194		€166	8/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$137	C$	187	8/17/2026	2
Forward Currency Contract	Barclays Bank PLC	$10,447		£7,719	8/25/2026	240
Forward Currency Contract	Barclays Bank PLC	$209		£156	10/7/2026	3
Forward Currency Contract	Barclays Bank PLC	$23		€19	10/14/2026	1
Forward Currency Contract	Barclays Bank PLC	£19		$26	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$26		£19	11/13/2026	1
Forward Currency Contract	Barclays Bank PLC	$12		€10	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$199		€170	11/16/2026	1
Forward Currency Contract	Barclays Bank PLC	$136	C$	185	11/16/2026	2
Forward Currency Contract	Barclays Bank PLC	$18		€15	11/16/2026	1
Forward Currency Contract	Barclays Bank PLC	$11,810		€9,781	11/30/2026	398
Forward Currency Contract	Barclays Bank PLC	$207		£155	1/7/2027	3

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2027	$1
Forward Currency Contract	Barclays Bank PLC	£19		$26	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$382		£291	2/12/2027	(2)
Forward Currency Contract	Barclays Bank PLC	$15		£11	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$26		£19	2/12/2027	1
Forward Currency Contract	Barclays Bank PLC	$183		€156	2/16/2027	1
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	2/16/2027	2
Forward Currency Contract	Barclays Bank PLC	$12		€10	2/16/2027	—
Forward Currency Contract	Barclays Bank PLC	$16,568		€13,677	3/5/2027	564
Forward Currency Contract	Barclays Bank PLC	$920		€764	3/5/2027	26
Forward Currency Contract	Barclays Bank PLC	$653		€542	3/30/2027	19
Forward Currency Contract	Barclays Bank PLC	$9,677		£7,254	4/7/2027	118
Forward Currency Contract	Barclays Bank PLC	$23		€19	4/14/2027	1
Forward Currency Contract	Barclays Bank PLC	£1,131		$1,510	5/14/2027	(21)
Forward Currency Contract	Barclays Bank PLC	$905		£669	5/14/2027	24
Forward Currency Contract	Barclays Bank PLC	$1,525		£1,131	5/14/2027	36
Forward Currency Contract	Barclays Bank PLC	$216		€183	5/17/2027	1
Forward Currency Contract	Barclays Bank PLC	$130	C$	176	5/17/2027	2
Forward Currency Contract	Barclays Bank PLC	$1,184		€971	7/14/2027	44
Forward Currency Contract	Barclays Bank PLC	$5,830	C$	7,900	8/4/2027	65
Forward Currency Contract	Barclays Bank PLC	$202		€171	8/16/2027	1
Forward Currency Contract	Barclays Bank PLC	$10,975		€9,266	10/25/2027	64
Forward Currency Contract	Barclays Bank PLC	$8,084		£6,181	10/29/2027	(31)
Forward Currency Contract	Barclays Bank PLC	$6,335		€5,234	8/14/2028	124
Forward Currency Contract	Barclays Bank PLC	$3,685	C$	5,003	9/26/2028	7
Total Derivative Instruments						$2,242
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
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV and certain assets of its subsidiary CARS Lux Finance (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, the 2024-1 Issuer, CARS Lux Finance, or CARS Lux Master.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)
(f) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance, or CARS Lux Master.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 6, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2026, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. As of March 31, 2026, the reference rates for variable rate loans were the 30-day SOFR at 3.66%, the 90-day SOFR at 3.68%, the 180-day SOFR at 3.70%, the daily SONIA at 3.73%, the 30-day EURIBOR at 1.89%, the 90-day EURIBOR at 2.08%, the 180-day EURIBOR at 2.48%, and the 30-day CORRA at 2.27%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments, structured credit investments, and the investment funds was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $113,398, or 6.32% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of March 31, 2026.
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
(12)Represents a non-income producing security as of March 31, 2026.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of March 31, 2026, the aggregate fair value of these securities is $107,508 or 5.99% of the Company’s net assets.
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. See Note 5, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for more details. Transactions related to the portfolio companies for the three months ended March 31, 2026 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2026	Interest, Dividend, and PIK Income
Align Precision Group, LLC	$20,296	$528	$—	$—	$—	$20,824	$523
Align Precision Group, LLC	2,885	937	—	—	(3)	3,819	92
Align Precision Group, LLC (Equity)	5,449	—	—	—	(66)	5,383	—
Structured Credit Partners JV, LLC, Class A	—	1	—	—	—	1	—
Structured Credit Partners JV, LLC, Class B	—	2,200	—	—	—	2,200	34
Total investments—non-controlled/affiliated	$28,630	$3,666	$—	$—	$(69)	$32,227	$649

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)
(15)As of March 31, 2026, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value on the accompanying Consolidated Statements of Assets and Liabilities:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$1,272	$(10)
AAH Topco., LLC	Delayed Draw	1.00	4,197	(21)
AArete Investment, LLC	Delayed Draw	1.00	3,256	(19)
AArete Investment, LLC	Revolver	0.50	1,302	(7)
Addev Group (France)	Delayed Draw	1.50	€148	(3)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	(20)
AGS Health BCP LLC	Delayed Draw	1.00	2,364	(9)
AGS Health BCP LLC	Revolver	0.50	839	(3)
Align Precision Group, LLC	Delayed Draw	1.00	258	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	2,702	(15)
Alpine Acquisition Corp II	Delayed Draw	0.50	196	—
Alpine Acquisition Corp II	Revolver	0.50	783	—
AmpersCap LLC	Delayed Draw	1.00	11,695	(99)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	725	(1)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	15,570	(98)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	—
Artifact Bidco, Inc.	Revolver	0.25	123	—
Ascend Buyer, LLC	Revolver	0.50	1,847	(7)
Associations, Inc.	Delayed Draw	—	264	—
Associations, Inc.	Revolver	0.50	407	—
Athlete Buyer, LLC	Revolver	0.50	97	(15)
Atlas US Finco, Inc.	Revolver	0.50	1,143	3
Auditboard, Inc.	Revolver	0.50	1,143	(17)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	2
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	(3)
BCTO Bobsled Purchaser, Inc.	Delayed Draw	0.50	7,721	(50)
BCTO Bobsled Purchaser, Inc.	Revolver	0.50	2,316	(15)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	350	(22)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	3,056	(25)
Bingo Group Buyer, Inc.	Revolver	0.50	397	(3)
Bitnova Midco S.p.A. (Italy)	Delayed Draw	1.25	€1,787	(41)
Businessolver.com, Inc.	Delayed Draw	1.00	2,825	(44)
Businessolver.com, Inc.	Revolver	0.50	1,258	(20)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Celerion Buyer, Inc.	Revolver	0.50%	$125	$—
CircusTrix Holdings, LLC	Revolver	0.50	215	(3)
Cliffwater LLC	Revolver	0.38	3,465	(27)
Cority Software Inc. (Canada)	Revolver	0.38	5,208	(62)
Coupa Holdings, LLC	Delayed Draw	1.00	193	—
Coupa Holdings, LLC	Revolver	0.50	148	—
CST Holding Company	Revolver	0.50	165	—
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€1,323	(19)
Deerfield Dakota Holding, LLC	Revolver	0.50	3,419	(66)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(12)
Divisions Holding Corporation	Revolver	0.50	1,600	(1)
Dwyer Instruments, Inc.	Revolver	0.50	1,637	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(137)
Ellkay, LLC	Revolver	0.50	2,459	(53)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	4,762	(44)
Embark Intermediate Holdings, LLC	Revolver	0.50	1,095	(10)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£923	(37)
Enverus, Inc.	Delayed Draw	1.00	2,718	(27)
Enverus, Inc.	Revolver	0.50	1,130	(11)
Espresso Bidco Inc.	Delayed Draw	1.00	345	(5)
Espresso Bidco Inc.	Revolver	0.50	1,903	(26)
Essential Services Holding Corporation	Delayed Draw	1.00	149	(1)
Essential Services Holding Corporation	Revolver	0.50	56	—
Excel Fitness Holdings, Inc.	Revolver	0.50	223	(1)
Excelitas Technologies Corp.	Revolver	0.38	1,164	(1)
Flexera Software LLC	Revolver	0.25	1,620	(53)
FPG Intermediate Holdco, LLC	Delayed Draw	—	43	—
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(34)
Fullsteam Operations LLC	Revolver	0.50	726	(11)
GI DI Emerald Intermediate Limited (United Kingdom)	Delayed Draw	0.50	1,695	(17)
GI DI Emerald Intermediate Limited (United Kingdom)	Revolver	0.50	847	(8)
Goose Borrower, L.P.	Revolver	0.50	2,792	(28)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(13)
GS AcquisitionCo, Inc.	Delayed Draw	0.50	601	(14)
GS AcquisitionCo, Inc.	Revolver	0.50	25	(1)
Gymspa (France)	Delayed Draw	1.80	€554	(3)
Heartland Home Services, Inc.	Revolver	0.50	339	(6)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Hercules Borrower LLC	Revolver	0.38%	$2,160	$—
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50	16,752	(73)
Holding Argon (France)	Delayed Draw	1.00	€3,268	(94)
Hoosier Intermediate, LLC	Revolver	0.38	2,400	—
Horizon Avionics Buyer, LLC	Delayed Draw	1.00	1,228	(5)
Horizon Avionics Buyer, LLC	Revolver	0.50	489	(2)
HS Spa Holdings Inc.	Revolver	0.50	795	(8)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(19)
Hyphen Solutions, LLC	Revolver	0.50	754	(11)
Icefall Parent, Inc.	Revolver	0.25	744	(1)
iCIMS, Inc.	Revolver	0.50	2,107	(63)
IEM New Sub 2, LLC	Delayed Draw	1.00	3,842	(16)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.38	204	(4)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	0.50	10,231	(131)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(54)
Jawbreaker Parent, Inc.	Delayed Draw	—	10,916	(109)
Jawbreaker Parent, Inc.	Revolver	0.50	3,137	(31)
Kona Buyer, LLC	Delayed Draw	0.50	9,023	(51)
Kona Buyer, LLC	Revolver	0.50	902	(5)
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	6,567	(60)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,770	(26)
Leo BuyerCo, LLC	Delayed Draw	1.00	3,429	(30)
Leo BuyerCo, LLC	Revolver	0.50	2,171	(19)
Lifelong Learner Holdings, LLC	Revolver	0.50	18	(3)
Material Holdings, LLC	Delayed Draw	—	1,096	—
Material Holdings, LLC	Revolver	—	192	—
Matterhorn Finco, Inc.	Revolver	0.25	2,778	(28)
Merative L.P.	Delayed Draw	0.50	4,706	23
Merative L.P.	Revolver	0.50	4,118	20
Mindbody, Inc.	Revolver	0.50	2,684	(40)
Modernizing Medicine, Inc.	Revolver	0.50	1,099	(9)
Monarch Buyer, Inc.	Delayed Draw	0.50	8,897	(90)
Monarch Buyer, Inc.	Revolver	0.38	3,655	(37)
More Cowbell II, LLC	Delayed Draw	0.50	1,112	—
More Cowbell II, LLC	Revolver	0.50	2,225	—
NFO Orange Buyer, LLC	Delayed Draw	—	2,375	(10)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
NFO Orange Buyer, LLC	Revolver	0.50%	$1,267	$(5)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	486	(3)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,308	(7)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(49)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,373	(25)
Oak Purchaser, Inc.	Revolver	0.50	824	(8)
OEConnection, LLC	Delayed Draw	0.50	5,839	(23)
OEConnection, LLC	Revolver	0.50	1,538	(6)
OEI, Inc.	Delayed Draw	0.50	10,651	(67)
OEI, Inc.	Revolver	0.50	4,260	(27)
Optimizely North America Inc.	Revolver	0.50	1,364	(40)
Orthrus Limited (United Kingdom)	Delayed Draw	1.00	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£1,648	(33)
PDI TA Holdings, Inc	Revolver	0.50	39	(2)
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	5,267	(101)
PPV Intermediate Holdings, LLC	Revolver	0.50	972	—
Prophix Software Inc. (Canada)	Delayed Draw	—	577	(2)
Prophix Software Inc. (Canada)	Revolver	0.50	858	(4)
Propio LS, LLC	Revolver	0.50	182	(4)
PROS Parent, Inc.	Revolver	0.38	2,665	(6)
PXO Holdings I Corp.	Revolver	0.50	424	(9)
QBS Parent, Inc.	Delayed Draw	0.50	12,283	(110)
QBS Parent, Inc.	Revolver	0.50	4,279	(38)
Radwell Parent, LLC	Revolver	0.38	267	(1)
Rialto Management Group, LLC	Revolver	0.38	894	(2)
Rotation Buyer, LLC	Delayed Draw	1.00	2,257	(37)
Rotation Buyer, LLC	Revolver	0.50	1,136	(18)
Saguaro Buyer, LLC	Delayed Draw	1.00	4,129	(41)
Saguaro Buyer, LLC	Revolver	0.50	1,531	(15)
SCHP Purchaser, INC	Revolver	0.50	3,100	(26)
SCP Eye Care HoldCo, LLC	Revolver	0.50	14	—
Seahawk Bidco, LLC	Delayed Draw	1.00	727	(3)
Seahawk Bidco, LLC	Revolver	0.50	1,924	(8)
SIG Parent Holdings, LLC	Delayed Draw	0.75	15,217	(133)
SIG Parent Holdings, LLC	Revolver	0.38	459	(4)
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50	1,286	(23)
Smarsh Inc.	Delayed Draw	1.00	726	(6)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Smarsh Inc.	Revolver	0.50%		$482	$(4)
Specialty Pharma III, Inc.	Revolver	0.50		3,197	(12)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(88)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Delayed Draw	1.00		8,478	(72)
Spotless Brands, LLC	Revolver	0.50		1,096	5
Summit Bidco, Inc. (Canada)	Delayed Draw	0.50	C$	1,895	(11)
Summit Bidco, Inc. (Canada)	Revolver	0.50	C$	962	(6)
Tank Holding Corp.	Revolver	0.38		828	(92)
The Chartis Group, LLC	Delayed Draw	1.00		5,311	53
The Chartis Group, LLC	Revolver	0.50		3,187	32
Total Power Limited (Canada)	Delayed Draw	1.00	C$	824	(8)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(10)
Trintech, Inc.	Delayed Draw	0.75		2,788	(58)
Trintech, Inc.	Revolver	0.50		2,091	(44)
Tufin Software North America, Inc.	Revolver	0.50		2,820	(9)
U.S. Legal Support, Inc.	Revolver	0.50		922	(4)
UFT Buyer LLC	Delayed Draw	0.50		5,425	(47)
UFT Buyer LLC	Revolver	0.50		2,149	(19)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00		—	—
US INFRA SVCS Buyer, LLC	Revolver	0.50		350	(86)
Victors Purchaser, LLC	Delayed Draw	0.50		1,330	(2)
Victors Purchaser, LLC	Revolver	0.50		2,529	(4)
Whitney Merger Sub, Inc.	Revolver	0.50		4,895	(95)
Wineshipping.com LLC	Delayed Draw	—		1,171	(383)
Wineshipping.com LLC	Revolver	0.50		238	(78)
World 50, Inc.	Revolver	0.50		860	(2)
Wrench Group, LLC	Delayed Draw	1.00		938	(14)
Wrench Group, LLC	Revolver	0.50		938	(14)
YLG Holdings, Inc.	Delayed Draw	1.00		592	—
YLG Holdings, Inc.	Revolver	0.50		291	—
Total unfunded commitments				$410,243	$(4,243)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)
The type of investments as of March 31, 2026 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,386,683	$2,338,827	89.8%
Second Lien Debt	46,998	42,145	1.6
Equity Investments	107,426	113,398	4.4
Structured Credit Investments	111,121	107,508	4.1
Investment Fund	2,201	2,201	0.1
Total	$2,654,429	$2,604,079	100.0%
The rate type of debt investments as of March 31, 2026 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,539,891	$2,483,562	99.8%
Fixed Rate	4,911	4,918	0.2
Total	$2,544,802	$2,488,480	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)
The industry composition of investments as of March 31, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$61,395	$60,953	2.3%
Auto Aftermarket & Services	49,652	46,769	1.8
Beverage & Food	18,309	11,745	0.5
Business Services	230,059	227,666	8.7
Capital Equipment	103,927	102,132	3.9
Chemicals, Plastics & Rubber	35,338	35,121	1.3
Construction & Building	103,579	96,556	3.7
Consumer Goods: Durable	427	397	0.0
Consumer Goods: Non-Durable	4,681	4,717	0.2
Consumer Services	214,755	208,504	8.0
Containers, Packaging & Glass	64,306	64,240	2.5
Diversified Financial Services	286,611	286,606	11.1
Energy: Electricity	27,528	27,505	1.1
Energy: Oil & Gas	34,652	34,370	1.3
Environmental Industries	111,246	99,422	3.8
Healthcare & Pharmaceuticals	392,944	395,156	15.3
High Tech Industries	120,639	117,598	4.5
Investment Funds	2,201	2,201	0.1
Leisure Products & Services	152,691	151,061	5.8
Media: Broadcasting & Subscription	14,189	14,204	0.5
Media: Diversified & Production	13,075	14,064	0.5
Retail	17,755	17,568	0.7
Software	346,081	344,659	13.2
Sovereign & Public Finance	80	80	—
Structured Credit	111,121	107,508	4.2
Telecommunications	10,146	8,393	0.3
Transportation: Cargo	34,669	33,837	1.3
Transportation: Consumer	37,603	36,599	1.4
Utilities: Oil & Gas	34,790	34,274	1.3
Utilities: Water	8,672	8,835	0.3
Wholesale	11,308	11,339	0.4
Total	$2,654,429	$2,604,079	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)
The geographical composition of investments as of March 31, 2026 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,239	$2,234	0.1%
Bermuda	2,860	2,729	0.1
Canada	118,363	123,423	4.7
Cayman Islands	90,807	86,661	3.3
France	27,505	28,045	1.1
Ireland	25,511	26,725	1.0
Italy	30,591	31,697	1.2
Luxembourg	61,094	58,884	2.3
Netherlands	7,641	7,655	0.3
Spain	7,538	7,511	0.3
Sweden	1,168	276	0.0
United Kingdom	102,446	103,670	4.0
United States	2,176,666	2,124,569	81.6
Total	$2,654,429	$2,604,079	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (89.0% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)(c)(f)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.18%	3/31/2025	3/31/2031	$20,145	$19,938	$19,912	1.13%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.72%	3/31/2025	12/31/2027	2,242	2,173	2,200	0.12
AArete Investment, LLC	(a)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	6/5/2025	6/5/2031	6,609	6,476	6,548	0.37
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(c)	(2)(7)	Transportation: Consumer	SOFR	5.25%	8.92%	10/3/2025	10/3/2032	15,000	14,706	14,869	0.84
Addev Group (France)	(d)	(2)(7)(15)	Chemicals, Plastics & Rubber	EURIBOR	5.75%	7.77%	10/28/2025	10/28/2032	€259	293	295	0.02
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.80%	8/16/2022	8/16/2028	24,642	24,262	22,114	1.25
Advanced Web Technologies Holding Company	(a)(b)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.33%	12/17/2020	12/17/2027	18,794	18,676	18,569	1.05
AGS Health BCP LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2025	7/31/2032	6,864	6,840	6,900	0.39
AI Grace AUS Bidco Pty LTD (Australia)	(f)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.01%	12/5/2023	12/5/2029	2,286	2,236	2,269	0.13
Allied Benefit Systems Intermediate LLC	(b)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.73%	10/31/2023	10/31/2030	19,462	19,336	19,334	1.10
Alpine Acquisition Corp II	(a)(b)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	9.65%	4/19/2022	11/30/2029	23,824	23,167	10,561	0.60
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.92%	12/17/2024	12/17/2032	4,426	4,253	4,245	0.24
AP Plastics Acquisition Holdings, LLC	(a)(b)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	3/28/2025	8/10/2030	23,817	23,786	23,790	1.35
Apex Companies Holdings, LLC	(a)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2023	1/31/2028	14,841	14,463	14,599	0.83
Applied Technical Services, LLC	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.25%	8.92%	4/8/2025	4/8/2031	33,609	33,261	33,294	1.89
Artifact Bidco, Inc.	(b)	(2)(3)(15)	Software	SOFR	4.15%	7.82%	7/26/2024	7/26/2031	704	696	704	0.04
Ascend Buyer, LLC	(b)(c)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.92%	9/30/2021	9/30/2028	13,734	13,591	13,694	0.78
Associations, Inc.	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.40%	5/3/2024	7/2/2028	6,687	6,682	6,724	0.38
Athlete Buyer, LLC	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.67%	3/29/2024	4/26/2029	4,658	4,585	4,098	0.23
Atlas US Finco, Inc.	(a)(c)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	8.61%	12/15/2022	12/12/2029	11,675	11,588	11,684	0.66
Auditboard, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.50%	8.19%	7/12/2024	7/12/2031	8,857	8,775	8,848	0.50
Auditboard, Inc.	(b)	(2)(3)	Software	SOFR	4.50%	8.24%	12/10/2025	7/12/2031	2,571	2,552	2,570	0.15
Azurite Intermediate Holdings, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	6.00%	9.72%	3/19/2024	3/19/2031	3,577	3,531	3,597	0.20

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bamboo Health Holdings, LLC	(a)(b)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.47%	5/6/2021	5/6/2028	$28,361	$28,178	$28,526	1.62%
Barnes & Noble, Inc.	(b)(c)(f)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.88%	5/7/2025	5/7/2030	16,216	15,884	16,011	0.91
Bianalisi S.p.A. (Italy)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.02%	2/26/2025	2/26/2032	€15,524	16,260	17,864	1.01
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	6/4/2024	6/4/2031	€3,389	3,602	3,873	0.22
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	7/17/2025	6/4/2031	€229	266	262	0.01
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	303	289	285	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	5,480	5,347	5,329	0.30
Bingo Group Buyer, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.48%	7/10/2024	7/10/2031	5,860	5,766	5,779	0.33
Birsa S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.27%	7/2/2024	6/30/2031	€3,553	3,995	4,103	0.23
BlueCat Networks, Inc. (Canada)	(a)(b)(f)	(2)(3)(7)	High Tech Industries	SOFR	5.75%	9.48%	8/8/2022	8/8/2028	26,412	26,147	25,825	1.46
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.17%	9/30/2019	9/30/2026	28,156	28,061	26,318	1.49
Businessolver.com, Inc.	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	12/3/2025	12/3/2032	18,867	18,754	18,752	1.06
Calabrio, Inc.	(c)	(2)	Telecommunications	SOFR	4.00%	7.82%	11/26/2025	11/26/2032	10,000	9,505	9,500	0.54
Celerion Buyer, Inc.	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.89%	11/3/2022	11/3/2029	7,358	7,300	7,320	0.41
CircusTrix Holdings, LLC	(a)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	10.47%	7/18/2023	7/14/2028	9,474	9,335	9,419	0.53
Cliffwater LLC	(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2025	4/22/2032	36,261	35,895	36,232	2.05
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.41%	7/30/2023	7/30/2028	1,368	1,354	1,382	0.08
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.83%	5/22/2024	5/22/2029	19,885	19,662	19,636	1.11
Cority Software Inc. (Canada)	(b)(f)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.34%	10/31/2025	10/31/2032	44,792	44,547	44,542	2.52
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	5.63%	9.38%	1/29/2025	8/1/2028	7,529	7,428	5,910	0.33
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.25%	2/18/2025	5/15/2031	2,363	2,294	1,662	0.09
Coupa Holdings, LLC	(c)(f)	(2)(3)(15)	Software	SOFR	5.25%	9.34%	2/27/2023	2/28/2030	2,127	2,085	2,139	0.12
CST Holding Company	(c)(f)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2022	11/1/2028	2,417	2,375	2,431	0.14

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Dance Midco S.a.r.l. (United Kingdom)	(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.06%	10/25/2024	10/25/2031	€11,625	$12,237	$13,501	0.76%
DCA Investment Holding LLC	(a)(b)	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.06%	3/11/2021	4/3/2028	11,816	11,745	10,348	0.59
Deerfield Dakota Holding, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2025	9/12/2032	45,963	45,482	45,456	2.58
Denali Intermediate Holdings, Inc.	(c)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2025	8/26/2032	14,372	14,220	14,217	0.81
Denali Midco 2, LLC	(c)(f)	(2)(3)	Consumer Services	SOFR	5.25%	8.97%	9/15/2022	12/22/2028	8,423	8,299	8,374	0.47
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	8.82%	8/4/2020	8/4/2030	636	628	627	0.04
Divisions Holding Corporation	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	4/17/2025	4/17/2032	18,354	18,161	18,488	1.05
Dwyer Instruments, Inc.	(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2021	7/21/2029	27,096	26,870	27,096	1.53
Einstein Parent, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	6.50%	10.36%	1/22/2025	1/22/2031	30,371	29,783	30,019	1.70
Eliassen Group, LLC	(b)(f)	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2022	4/14/2028	20,953	20,814	20,418	1.16
Ellkay, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.60%	5/14/2025	9/14/2030	34,932	34,601	34,678	1.96
Embark Intermediate Holdings, LLC	(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.22%	9/2/2025	9/2/2032	5,986	5,871	5,868	0.33
Enkindle Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.75%, 3.50% PIK	11.22%	4/16/2025	4/16/2031	£1,556	1,865	2,022	0.11
Enkindle Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.88%, 4.43% PIK	12.28%	4/16/2025	4/16/2031	£4,128	5,312	5,453	0.31
Enverus, Inc.	(a)(b)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2025	12/18/2032	11,115	11,053	11,052	0.63
Espresso Bidco Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.42%	3/25/2025	3/25/2032	15,840	15,545	15,811	0.90
Essential Services Holding Corporation	(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.88%	6/17/2024	6/17/2031	795	787	793	0.04
Excel Fitness Holdings, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.48%	4/29/2022	4/29/2030	490	483	486	0.03
Excel Fitness Holdings, Inc.	(f)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.42%	8/11/2022	4/29/2030	8,882	8,818	8,845	0.50
Excelitas Technologies Corp.	(b)	(2)(3)	Capital Equipment	EURIBOR	5.25%	7.15%	8/12/2022	8/12/2029	€3,180	3,300	3,737	0.21
Excelitas Technologies Corp.	(a)(b)(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.97%	8/12/2022	8/12/2029	6,096	6,035	6,097	0.35
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.68%	8/15/2025	8/15/2032	€5,247	6,127	6,151	0.35
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.60%	8/15/2025	8/15/2032	22,421	22,363	22,361	1.27
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.75%	7/25/2025	6/30/2029	79	77	78	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00%	8.70%	7/25/2025	6/30/2029	164	164	164	0.01
Fullsteam Operations LLC	(c)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.11%	8/8/2025	8/8/2031	6,531	6,442	6,437	0.36

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Galileo Parent, Inc.	(b)(c)(f)	(2)(3)(15)	Telecommunications	SOFR	5.75%	9.42%	11/26/2024	5/3/2030	$33,397	$33,403	$33,572	1.90%
Generator US Buyer, Inc.	(b)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.17%	10/1/2024	7/22/2030	1,514	1,492	1,503	0.09
Greenhouse Software, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	3/1/2021	9/1/2028	32,796	32,401	32,796	1.86
GS AcquisitionCo, Inc.	(a)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	3/26/2024	5/25/2028	1,109	1,105	1,109	0.06
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.47%	9/30/2022	12/16/2030	81	80	81	0.00
Gymspa (France)	(d)(e)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.05%	5/14/2025	5/14/2031	€9,781	10,606	11,343	0.64
Hadrian Acquisition Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.15%, 3.15% PIK	12.19%	2/28/2022	2/28/2029	£18,413	23,915	24,888	1.41
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.42%	2/10/2022	12/15/2026	3,922	3,914	3,826	0.22
Heartland Home Services, Inc.	(b)(c)(f)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	9.67%	12/15/2020	12/15/2026	31,887	31,762	31,126	1.76
Hercules Borrower LLC	(a)(b)(f)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.42%	12/14/2020	12/14/2028	17,757	17,626	17,768	1.01
Higginbotham Insurance Agency, Inc.	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.22%	12/11/2025	6/11/2031	7,078	6,995	6,958	0.39
Holding Argon (France)	(d)(e)	(2)(7)(15)	Business Services	EURIBOR	5.75%	7.75%	4/16/2025	4/16/2032	€14,102	15,597	16,145	0.91
Hoosier Intermediate, LLC	(a)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.85%	11/15/2021	11/15/2028	15,861	15,691	15,861	0.90
Horizon Avionics Buyer, LLC	(c)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.42%	10/25/2025	3/28/2032	3,056	3,033	3,032	0.17
HS Spa Holdings Inc.	(a)(f)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.07%	6/2/2022	6/2/2029	8,618	8,510	8,511	0.48
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.09%	3/12/2024	6/2/2029	635	630	628	0.04
Hyphen Solutions, LLC	(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.22%	8/6/2025	8/6/2032	6,782	6,739	6,735	0.38
Icefall Parent, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	4.50%	8.17%	1/26/2024	1/26/2030	7,566	7,443	7,566	0.43
iCIMS, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.61%	8/18/2022	8/18/2028	28,477	28,248	27,935	1.58
IEM New Sub 2, LLC	(b)(c)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2025	12/3/2031	19,807	19,690	19,689	1.12
IG Investments Holdings, LLC	(b)	(2)(3)(15)	Business Services	SOFR	5.00%	8.84%	11/1/2024	9/22/2028	4,076	4,076	4,076	0.23
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.07%	5/28/2021	5/28/2027	€34,396	41,265	40,422	2.30
IQN Holding Corp.	(a)(b)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.42%	5/2/2022	5/2/2029	11,215	11,142	11,169	0.63
Iron Infinity Buyer Sub, Inc.	(a)(b)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2025	10/16/2032	34,908	34,787	34,773	1.97
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	8.90% (100% PIK)	12.55%	12/22/2021	12/31/2029	5,459	5,017	5,459	0.31
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	10.65%	12/22/2021	12/31/2029	907	833	907	0.05

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Kona Buyer, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.15%	6/27/2025	7/23/2031	$—	$(96)	$70	0.00%
LDS Intermediate Holdings, L.L.C.	(a)(b)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2025	2/7/2032	23,934	23,574	23,826	1.35
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.42%	11/25/2025	11/25/2032	8,571	8,426	8,424	0.48
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	12.59%	10/18/2019	3/31/2027	8,784	8,784	7,747	0.44
Material Holdings, LLC	(c)	(2)(3)(11)	Business Services	SOFR	4.62%, 1.38% PIK	9.67%	8/19/2021	8/19/2027	14,578	14,578	11,241	0.64
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.65%	8/19/2021	8/19/2027	3,654	1,118	—	—
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.67%	6/25/2025	8/19/2027	499	499	499	0.03
Medical Manufacturing Technologies, LLC	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.44%	12/23/2021	12/23/2027	27,967	27,717	27,962	1.58
Merative L.P.	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	9/30/2025	9/30/2032	41,176	40,933	41,176	2.33
Modernizing Medicine, Inc.	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.92%	4/30/2025	4/30/2032	11,925	11,807	11,942	0.68
Monarch Buyer, Inc.	(a)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.32%	6/2/2025	6/2/2032	23,746	23,401	23,366	1.32
More Cowbell II, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.24%	9/3/2025	9/1/2030	16,018	16,018	16,012	0.91
NEFCO Holding Company LLC	(b)(c)(f)	(2)(3)(15)	Construction & Building	SOFR	5.00%	8.97%	8/5/2022	8/5/2028	39,615	39,243	39,616	2.24
North Haven Fairway Buyer, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.77%	5/17/2022	5/17/2028	33,569	33,171	33,300	1.89
Nuzoa Bidco, S.L.U. (Spain)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.02%	6/24/2025	6/24/2032	€6,657	7,531	7,663	0.43
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.35%	4/28/2022	5/31/2028	9,146	9,080	9,120	0.52
Oak Purchaser, Inc.	(a)(b)(f)	(2)(3)	Business Services	SOFR	5.50%	9.37%	2/1/2024	5/31/2028	1,039	1,027	1,028	0.06
OEConnection, LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.23%	12/23/2025	12/23/2032	9,950	9,864	9,864	0.56
OEI, Inc.	(b)(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.19%	12/29/2025	12/29/2032	23,432	23,144	23,144	1.31
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.15%	10/30/2024	10/30/2031	€3,008	3,238	3,478	0.20
Optimizely North America Inc.	(b)(f)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	8.72%	10/30/2024	10/30/2031	8,902	8,814	8,735	0.49
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	9.22%	10/30/2024	10/30/2031	£1,203	1,547	1,597	0.09

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Rotation Buyer, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2024	12/27/2031		$12,861	$12,718	$12,720	0.72%
Saguaro Buyer, LLC	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.23%	7/3/2025	7/3/2032		13,401	13,212	13,361	0.76
SCHP Purchaser, INC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2025	10/24/2032		18,601	18,389	18,389	1.04
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.23%	10/7/2022	10/7/2029		155	153	155	0.01
Seahawk Bidco, LLC	(a)(b)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.47%	12/19/2024	12/19/2031		30,785	30,577	30,872	1.75
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.27%	3/19/2025	3/19/2032		€4,511	4,882	5,235	0.30
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2025	3/19/2032		6,815	6,667	6,714	0.38
SitusAMC Holdings Corporation	(b)(c)(f)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.17%	5/14/2025	5/14/2031		27,623	27,496	27,419	1.55
Smarsh Inc.	(a)(b)(f)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	2/18/2022	2/18/2029		4,523	4,470	4,522	0.26
Specialty Pharma III, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.40%	12/23/2025	12/23/2032		28,318	28,159	28,158	1.59
Speedstar Holding LLC	(b)(c)(f)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.84%	7/2/2024	7/22/2027		17,988	17,848	17,222	0.98
SPF Borrower, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	9.92%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.59
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.17%	2/1/2024	2/1/2028		3,955	3,955	3,955	0.22
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.75%	9/25/2025	7/25/2028		1,510	1,439	1,441	0.08
Spotless Brands, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.62%	6/21/2022	7/25/2028		33,250	32,794	33,421	1.89
Summit Bidco, Inc. (Canada)	(c)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.21%	10/1/2025	10/1/2032	C$	5,563	3,929	3,993	0.23
Tank Holding Corp.	(a)(b)(c)(f)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2022	3/31/2028		24,686	24,480	22,486	1.27
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.72%	9/26/2024	3/31/2028		2,818	2,798	2,574	0.15
TCFI Aevex LLC	(c)(f)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.72%	3/18/2020	3/18/2028		27,680	27,657	27,004	1.53
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		21,671	21,416	21,973	1.24
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.76%	7/22/2024	7/22/2030	C$	9,070	6,457	6,543	0.37
Tufin Software North America, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.65%	8/17/2022	8/17/2028		30,244	29,927	30,113	1.71
Turbo Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	12/2/2019	6/1/2026		45,417	45,395	45,417	2.57
U.S. Legal Support, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.22%	11/30/2018	5/31/2026		21,098	21,092	21,022	1.19
UFT Buyer LLC	(c)	(2)(3)(15)	Environmental Industries	SOFR	4.50%	8.27%	12/4/2025	12/4/2032		16,732	16,483	16,481	0.93

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)(15)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.13%	4/13/2020	4/13/2027	$51,640	$51,477	$41,338	2.34%
USR Parent Inc.	(f)	(2)(3)(10)	Retail	SOFR	7.60%	11.32%	4/22/2022	4/25/2027	2,160	2,153	2,144	0.12
Vensure Employer Services, Inc.	(a)(b)(c)(f)	(2)(15)	Business Services	SOFR	5.00%	8.70%	9/27/2024	9/27/2031	24,800	24,585	24,552	1.39
Victors Purchaser, LLC	(b)(c)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2025	12/23/2032	17,191	17,129	17,129	0.97
Vienna Bidco Limited (United Kingdom)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030	£7,264	9,513	9,571	0.54
Whitney Merger Sub, Inc.	(c)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2025	7/3/2032	34,266	33,895	33,877	1.92
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.92%	10/29/2021	12/29/2028	17,687	17,573	12,339	0.70
World 50, Inc.	(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030	18,805	18,489	18,823	1.07
Wrench Group LLC	(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.42%	9/3/2025	9/3/2032	6,875	6,790	6,889	0.39
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2021	9/13/2027	431	428	395	0.02
YLG Holdings, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.72%	9/30/2020	12/23/2030	11,082	10,994	11,115	0.63
First Lien Debt Total										$2,392,545	$2,360,093	133.67%
Second Lien Debt (2.1% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.32%	9/30/2021	9/30/2028	$11,696	$11,627	$11,696	0.66%
AQA Acquisition Holdings, Inc.	(b)(f)	(2)(3)	High Tech Industries	SOFR	6.25%	10.09%	5/14/2021	3/3/2029	14,410	14,322	14,104	0.81
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	3,166	3,156	3,175	0.18
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,505	1,486	1,482	0.08
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.65%	7/25/2025	6/30/2029	65	64	65	0.00
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.32%	10/28/2020	10/28/2028	14,995	14,818	13,223	0.75
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.34%	11/16/2020	11/2/2028	13,000	12,881	11,984	0.68
Second Lien Debt Total										$58,354	$55,729	3.16%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (4.2% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/12/2025	4/15/2038	$3,500	$3,500	$3,366	0.19%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	3/28/2025	4/20/2038	4,000	3,962	4,012	0.23
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	11/18/2024	1/20/2038	1,250	1,250	1,250	0.07
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.00%	3/28/2025	7/22/2038	4,670	4,670	4,687	0.27
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	11/14/2024	10/17/2037	1,330	1,330	1,336	0.08
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	2/14/2025	4/20/2038	2,500	2,500	2,396	0.14
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	11/22/2024	1/22/2038	3,270	3,270	3,261	0.18
Arini European CLO IV DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.17%	8.20%	1/28/2025	1/15/2038	€2,500	2,630	2,952	0.17
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.18%	11/8/2024	10/15/2038	€1,750	1,876	2,068	0.12
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	11/20/2024	1/15/2038	1,275	1,275	1,251	0.07
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	12/20/2024	1/15/2038	5,000	5,000	4,850	0.27
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	11/15/2024	1/22/2038	3,000	3,000	3,034	0.17
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.65%	2/20/2025	4/15/2038	3,000	3,000	2,851	0.16
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	11/18/2024	1/18/2038	3,000	3,000	3,007	0.17
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/11/2025	3/31/2038	4,000	4,000	3,987	0.23
CVC Cordatus Loan Fund X DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.35%	7.38%	1/24/2025	1/26/2038	€1,100	1,155	1,284	0.07
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	7.78%	12/12/2024	1/15/2038	€3,490	3,653	4,106	0.23
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/21/2025	3/22/2038	2,500	2,500	2,524	0.14
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	10/29/2024	10/20/2037	3,250	3,250	3,194	0.18
Empower CLO 2025-1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.90%	9.55%	5/15/2025	7/20/2038	4,000	4,000	4,020	0.23
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	10/18/2024	1/20/2038	2,190	2,190	2,176	0.12
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	10/31/2024	10/20/2037	3,375	3,375	3,335	0.19
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	11/22/2024	1/15/2038	3,050	3,050	3,074	0.17
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	3/14/2025	4/16/2039	6,000	6,000	6,038	0.35
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.65%	1/30/2025	1/15/2038	1,500	1,500	1,441	0.08
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	11/25/2024	1/15/2038	2,875	2,875	2,878	0.16
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/28/2025	4/20/2038	6,000	6,000	6,043	0.35
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	12/19/2024	1/20/2038	3,000	3,000	2,924	0.17
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	9.90%	11/5/2024	1/20/2038	2,000	2,000	2,000	0.11
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	11/20/2024	1/15/2038	2,220	2,220	2,179	0.12
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.05%	11/25/2024	1/25/2038	1,970	1,970	1,991	0.11
Regatta XXIV Funding Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.80%	12/20/2024	1/20/2038	3,000	3,000	2,971	0.17

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	11/26/2024	1/15/2037	$2,860	$2,860	$2,831	0.16%
Silver Point CLO 1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	12/23/2024	1/20/2038	2,250	2,250	2,207	0.12
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	11/25/2024	1/15/2038	2,200	2,200	2,166	0.12
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.80%	2/28/2025	4/15/2038	1,500	1,500	1,446	0.08
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	2/13/2025	4/26/2038	1,670	1,670	1,630	0.09
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	7.88%	11/12/2024	1/15/2039	€4,380	4,640	5,162	0.30
Structured Credit Investments Total										$111,121	$111,928	6.34%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (3.6% of fair value)
48forty Intermediate Holdings, Inc.	(a)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,585	0.15
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,520	3,582	0.20
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,133	0.06
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	9,818	0.56
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	11	10,624	10,608	0.60
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.65% (100% PIK)	12/31/2024	4,099	1,218	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Comar Aggregator Co, LLC	(b)(c)	(6)(12)	Containers, Packaging & Glass		10/31/2025	25	12,411	13,077	0.74
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	1,075	0.06
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	16	0.00
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	55	49	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	169	204	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	273	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,523	7,543	0.43
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,850	22,851	22,397	1.28
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	393	0.02
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.03
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	915	0.05

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	$262	$195	0.01%
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	1	4,358	4,828	0.27
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,167	363	0.02
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,427	7,276	0.41
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	30	89	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	2,317	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,599	0.15
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,685	0.10
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	640	983	0.06
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	568	0.03
Equity Investments Total							$85,107	$94,906	5.38%
Total investments—non-controlled/non-affiliated							$2,647,127	$2,622,656	148.55%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.9% of fair value)
Align Precision Group, LLC	(b)(c)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.75%	7/3/2025	7/3/2030	$20,296	$20,296	$20,296	1.15%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.42%	7/3/2025	7/3/2030	2,885	2,814	2,885	0.16
First Lien Debt Total									$23,181	$23,110	$23,181	1.31%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,872	$5,449	0.31%
Equity Investments Total							$5,872	$5,449	0.31%
Total investments—non-controlled/affiliated							$28,982	$28,630	1.62%
Total investments							$2,676,109	$2,651,286	150.17%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$15		£11	5/15/2026	$—
Forward Currency Contract	Barclays Bank PLC	$7		€6	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$141	C$	194	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$7		€6	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$137	C$	187	8/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$136	C$	185	11/16/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	2/16/2027	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$130	C$	176	5/17/2027	—
Forward Currency Contract	Barclays Bank PLC	$5,830	C$	7,900	8/4/2027	(17)
Forward Currency Contract	Barclays Bank PLC	$12		€10	2/16/2027	—
Forward Currency Contract	Barclays Bank PLC	$13		€11	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$18		€15	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$18		€15	11/16/2026	—
Forward Currency Contract	Barclays Bank PLC	$19		€16	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$22		€18	4/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	7/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	4/14/2027	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	10/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2027	—
Forward Currency Contract	Barclays Bank PLC	$183		€156	2/16/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$16		£12	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$26		£19	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$26		£19	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$27		£20	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$27		£20	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$28		£21	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$194		€166	8/17/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$197		€169	5/15/2026	(4)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$199		€170	11/16/2026	$(3)
Forward Currency Contract	Barclays Bank PLC	£19		$26	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	£19		$26	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£20		$26	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	£20		$26	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£21		$28	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£1,131		$1,510	5/14/2027	11
Forward Currency Contract	Barclays Bank PLC	$201		€174	2/17/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$382		£291	2/12/2027	(9)
Forward Currency Contract	Barclays Bank PLC	$407		£309	8/13/2026	(10)
Forward Currency Contract	Barclays Bank PLC	$469		£356	2/13/2026	(11)
Forward Currency Contract	Barclays Bank PLC	$506		£373	3/5/2026	3
Forward Currency Contract	Barclays Bank PLC	$905		£669	5/14/2027	6
Forward Currency Contract	Barclays Bank PLC	$1,525		£1,131	5/14/2027	5
Forward Currency Contract	Barclays Bank PLC	$8,084		£6,181	10/29/2027	(216)
Forward Currency Contract	Barclays Bank PLC	$10,447		£7,719	8/25/2026	50
Forward Currency Contract	Barclays Bank PLC	$202		€171	8/16/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$216		€183	5/17/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$279		€235	6/10/2026	1
Forward Currency Contract	Barclays Bank PLC	$653		€542	3/30/2027	5
Forward Currency Contract	Barclays Bank PLC	$920		€764	3/5/2027	7
Forward Currency Contract	Barclays Bank PLC	$1,184		€971	7/14/2027	19
Forward Currency Contract	Barclays Bank PLC	$6,335		€5,234	8/14/2028	(15)
Forward Currency Contract	Barclays Bank PLC	$10,975		€9,266	10/25/2027	(172)
Forward Currency Contract	Barclays Bank PLC	$11,810		€9,781	11/30/2026	161
Forward Currency Contract	Barclays Bank PLC	$16,568		€13,677	3/5/2027	230
Forward Currency Contract	Barclays Bank PLC	$40,886		€34,396	1/7/2026	462
Forward Currency Contract	Barclays Bank PLC	$3,685	C$	5,003	9/26/2028	(44)
Forward Currency Contract	Barclays Bank PLC	$141	C$	198	1/20/2026	(3)
Forward Currency Contract	Barclays Bank PLC	$19,427		£14,487	4/15/2026	(95)
Total Derivative Instruments						$344
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
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV and certain assets of its subsidiary CARS Lux Finance (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, the 2024-1 Issuer, CARS Lux Finance, or CARS Lux Master.
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
(f) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance or CARS Lux Master.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 6, Derivative Instruments, to these unaudited consolidated financial statements for further information.
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
(15)As of December 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$2,843	$(29)
AAH Topco., LLC	Delayed Draw	1.00	5,599	(30)
AArete Investment, LLC	Delayed Draw	1.00	3,256	(18)
AArete Investment, LLC	Revolver	0.50	1,302	(7)
Addev Group (France)	Delayed Draw	1.50	€148	(3)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	(21)
AGS Health BCP LLC	Delayed Draw	1.00	2,364	8
AGS Health BCP LLC	Revolver	0.50	839	3
Align Precision Group, LLC	Delayed Draw	1.00	1,122	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	2,702	(16)
Alpine Acquisition Corp II	Revolver	0.50	695	(376)
AmpersCap LLC	Delayed Draw	1.00	13,759	(137)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	725	(1)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	22,188	(145)
Applied Technical Services, LLC	Delayed Draw	2.00	2,124	(17)
Applied Technical Services, LLC	Revolver	0.50	3,007	(24)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	—
Artifact Bidco, Inc.	Revolver	0.25	123	—
Ascend Buyer, LLC	Revolver	0.50	1,847	(5)
Associations, Inc.	Delayed Draw	—	289	1
Associations, Inc.	Revolver	0.50	407	2
Athlete Buyer, LLC	Revolver	0.50	97	(12)
Atlas US Finco, Inc.	Revolver	0.50	1,143	1
Auditboard, Inc.	Revolver	0.50	1,143	(1)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	2
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	23
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€1,848	(43)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	350	(10)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	3,056	(26)
Bingo Group Buyer, Inc.	Revolver	0.50	397	(3)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€571	(10)
Businessolver.com, Inc.	Delayed Draw	—	2,825	(14)
Businessolver.com, Inc.	Revolver	0.50	1,258	(6)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Celerion Buyer, Inc.	Revolver	0.50%	$125	$(1)
CircusTrix Holdings, LLC	Revolver	0.50	323	(2)
Cliffwater LLC	Revolver	0.38	3,465	(3)
Cority Software Inc. (Canada)	Revolver	0.38	5,208	(26)
Coupa Holdings, LLC	Delayed Draw	1.00	193	1
Coupa Holdings, LLC	Revolver	0.50	148	1
CST Holding Company	Revolver	0.50	235	1
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,036	(24)
Deerfield Dakota Holding, LLC	Revolver	0.50	4,273	(43)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(14)
Divisions Holding Corporation	Revolver	0.50	1,600	11
Dwyer Instruments, Inc.	Revolver	0.50	1,891	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(33)
Ellkay, LLC	Revolver	0.50	2,459	(17)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	4,762	(47)
Embark Intermediate Holdings, LLC	Revolver	0.50	1,143	(11)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£923	(28)
Enverus, Inc.	Delayed Draw	1.00	4,621	(17)
Enverus, Inc.	Revolver	0.50	1,130	(4)
Espresso Bidco Inc.	Delayed Draw	0.50	4,281	(6)
Espresso Bidco Inc.	Revolver	0.50	1,903	(2)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	56	—
Excel Fitness Holdings, Inc.	Revolver	0.50	401	(2)
Excelitas Technologies Corp.	Revolver	0.38	1,164	—
Flexera Software LLC	Revolver	0.25	1,620	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	—	43	—
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(22)
Fullsteam Operations LLC	Revolver	0.50	726	(7)
Galileo Parent, Inc.	Revolver	0.50	1,650	8
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	624	—
GS AcquisitionCo, Inc.	Revolver	0.50	32	—
Gymspa (France)	Delayed Draw	1.80	€554	(8)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,695	6
Heartland Home Services, Inc.	Revolver	0.50	1,542	(35)
Hercules Borrower LLC	Revolver	0.38	2,160	1

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50%	$16,752	$(83)
Holding Argon (France)	Delayed Draw	1.00	€4,094	(96)
Hoosier Intermediate, LLC	Revolver	0.38	2,400	—
Horizon Avionics Buyer, LLC	Delayed Draw	—	1,228	(6)
Horizon Avionics Buyer, LLC	Revolver	0.50	506	(3)
HS Spa Holdings Inc.	Revolver	0.50	962	(11)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(7)
Hyphen Solutions, LLC	Revolver	0.50	754	(4)
Icefall Parent, Inc.	Revolver	0.25	744	—
iCIMS, Inc.	Revolver	0.50	1,641	(30)
IEM New Sub 2, LLC	Revolver	—	3,842	(19)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.38	171	(1)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	—	10,231	(28)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(11)
Kona Buyer, LLC	Delayed Draw	0.50	20,325	68
Kona Buyer, LLC	Revolver	0.50	902	3
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	6,567	(21)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,770	(9)
Leo BuyerCo, LLC	Delayed Draw	—	3,429	(34)
Leo BuyerCo, LLC	Revolver	0.50	2,743	(27)
Lifelong Learner Holdings, LLC	Revolver	0.50	34	(4)
Material Holdings, LLC	Delayed Draw	—	1,419	—
Material Holdings, LLC	Revolver	—	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,866	—
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Modernizing Medicine, Inc.	Revolver	0.50	1,099	1
Monarch Buyer, Inc.	Delayed Draw	0.50	8,897	(91)
Monarch Buyer, Inc.	Revolver	0.38	4,328	(44)
More Cowbell II, LLC	Delayed Draw	0.50	1,112	—
More Cowbell II, LLC	Revolver	0.50	2,225	(1)
NEFCO Holding Company LLC	Revolver	0.50	3,077	—
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	1,495	(11)
North Haven Fairway Buyer, LLC	Revolver	0.50	687	(5)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(42)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,373	(3)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Oak Purchaser, Inc.	Revolver	0.50%	$824	$(2)
OEConnection, LLC	Delayed Draw	0.50	5,839	(29)
OEConnection, LLC	Revolver	0.50	1,538	(8)
OEI, Inc.	Delayed Draw	0.50	10,651	(80)
OEI, Inc.	Revolver	0.50	4,260	(32)
Optimizely North America Inc.	Revolver	0.50	1,364	(22)
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£1,751	(29)
PDI TA Holdings, Inc	Revolver	0.50	156	(4)
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	5,267	—
PPV Intermediate Holdings, LLC	Revolver	0.50	1,360	(3)
Prophix Software Inc. (Canada)	Delayed Draw	—	756	(1)
Prophix Software Inc. (Canada)	Revolver	0.50	858	(1)
Propio LS, LLC	Revolver	0.50	182	(1)
PROS Parent, Inc.	Revolver	0.38	2,665	(7)
PXO Holdings I Corp.	Revolver	0.50	490	(8)
QBS Parent, Inc.	Delayed Draw	—	12,283	78
QBS Parent, Inc.	Revolver	0.50	3,890	25
Radwell Parent, LLC	Revolver	0.38	291	—
Rialto Management Group, LLC	Revolver	0.38	894	1
Rotation Buyer, LLC	Delayed Draw	1.00	2,257	(20)
Rotation Buyer, LLC	Revolver	0.50	1,016	(9)
Saguaro Buyer, LLC	Delayed Draw	1.00	5,047	(10)
Saguaro Buyer, LLC	Revolver	0.50	1,531	(3)
SCHP Purchaser, INC	Revolver	0.50	3,100	(30)
SCP Eye Care HoldCo, LLC	Revolver	0.50	19	—
Seahawk Bidco, LLC	Delayed Draw	1.00	1,650	4
Seahawk Bidco, LLC	Revolver	0.50	2,333	6
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50	1,286	(16)
Smarsh Inc.	Delayed Draw	1.00	816	—
Smarsh Inc.	Revolver	0.50	376	—
Specialty Pharma III, Inc.	Revolver	0.50	3,654	(18)
Speedstar Holding LLC	Delayed Draw	1.00	1,789	(69)
SPF Borrower, LLC	Revolver	0.50	403	—
Spotless Brands, LLC	Delayed Draw	1.00	8,943	(59)
Spotless Brands, LLC	Revolver	0.50	877	4

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Summit Bidco, Inc. (Canada)	Delayed Draw	0.50%	C$	1,895	$(13)
Summit Bidco, Inc. (Canada)	Revolver	0.50	C$	962	(7)
Tank Holding Corp.	Revolver	0.38	828		(71)
The Chartis Group, LLC	Delayed Draw	1.00	5,311		53
The Chartis Group, LLC	Revolver	0.50	3,187		32
Total Power Limited (Canada)	Delayed Draw	1.00	C$	824	(5)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(7)
Tufin Software North America, Inc.	Revolver	0.50	2,820		(11)
Turbo Buyer, Inc.	Revolver	0.50	545		—
U.S. Legal Support, Inc.	Revolver	0.50	674		(2)
UFT Buyer LLC	Delayed Draw	0.50	6,140		(61)
UFT Buyer LLC	Revolver	0.50	2,303		(23)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	—		—
Vensure Employer Services, Inc.	Delayed Draw	0.50	397		(4)
Victors Purchaser, LLC	Delayed Draw	—	1,330		(4)
Victors Purchaser, LLC	Revolver	0.50	2,313		(7)
Whitney Merger Sub, Inc.	Revolver	0.50	4,895		(49)
Wineshipping.com LLC	Delayed Draw	—	1,384		(384)
Wineshipping.com LLC	Revolver	0.50	214		(59)
World 50, Inc.	Revolver	0.50	860		1
Wrench Group LLC	Delayed Draw	1.00	938		1
Wrench Group LLC	Revolver	0.50	938		1
YLG Holdings, Inc.	Delayed Draw	1.00	592		2
YLG Holdings, Inc.	Revolver	0.50	291		1
Total unfunded commitments				$408,527	$(2,725)
The type of investments as of December 31, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,415,655	$2,383,274	89.9%
Second Lien Debt	58,354	55,729	2.1
Equity Investments	90,979	100,355	3.8
Structured Credit Investments	111,121	111,928	4.2
Total	$2,676,109	$2,651,286	100.0%

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Utilities: Oil & Gas	$34,787	$34,773	1.3%
Utilities: Water	8,523	8,886	0.3
Wholesale	11,308	11,399	0.4
Total	$2,676,109	$2,651,286	100.0%
The geographical composition of investments as of December 31, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,236	$2,269	0.1%
Bermuda	2,860	2,831	0.1
Canada	119,482	124,965	4.7
Cayman Islands	90,807	90,068	3.4
France	26,496	27,783	1.0
Ireland	25,503	27,521	1.0
Italy	20,255	21,967	0.8
Luxembourg	60,329	60,119	2.3
Netherlands	7,658	7,727	0.3
Spain	7,531	7,663	0.3
Sweden	1,167	363	0.0
United Kingdom	84,506	88,006	3.3
United States	2,227,279	2,190,004	82.7
Total	$2,676,109	$2,651,286	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2026
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
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company’s core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk-diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in broadly syndicated loans or higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
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
Effective March 3, 2017, the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and effective March 29, 2022, the Company’s name was changed to Carlyle Credit Solutions, Inc. In connection therewith, the Company has adopted a policy to invest, under normal circumstances, at least 80% of total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to the Company’s stockholders. None of the Company’s policies are fundamental, and thus may be changed without stockholder approval.
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
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”). The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”). The $59,500 in the Class C and D notes were retained by the Company and are eliminated in the consolidation. The 2024-1 Issuer is a wholly owned and consolidated subsidiary of the Company and was formed on June 4, 2024. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7, Borrowings, to these unaudited consolidated financial statements for details. The 2024-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
On December 23, 2025, the Company and Carlyle Secured Lending, Inc. (“CGBD”), an affiliated BDC of the Company, together with certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with the Company and CGBD, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners JV, LLC (“Structured Credit Partners”). The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150,000, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600,000, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners. Refer to Note 5, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for additional information regarding Structured Credit Partners.
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
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as net realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net change in unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 6, Derivative Instruments, to these unaudited consolidated financial statements for further information.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 6, Derivative Instruments, to these unaudited consolidated financial statements) are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the ISDA Master Agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the ISDA Master Agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with four large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2026 and December 31, 2025, the Company held restricted cash balances of $159,545 and $105,197, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of March 31, 2026 and December 31, 2025, the Company held $4,280 and $4,903, respectively, in restricted cash denominated in a foreign currency. As of March 31, 2026 and December 31, 2025, the cost of foreign currencies was $8,710 and $5,387, respectively. As of March 31, 2026 and December 31, 2025, the fair value of foreign currencies was $8,645 and $5,421, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2026 and December 31, 2025, the fair value of the loans in the portfolio with PIK provisions was $418,542 and $327,480, respectively, which represents approximately 16.1% and 12.4%, respectively, of total investments at fair value. For the three months ended March 31, 2026 and 2025, the Company earned $5,840 and $5,451 in PIK income, respectively.
Dividend Income
Dividend income from Structured Credit Partners, and other investment funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026 and 2025, the Company earned $2,456 and $951, respectively, in other income, primarily from prepayment fees, unused fees and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, the fair value of investments on non-accrual status was $17,082 and $27,340, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2026 and December 31, 2025 and for the periods then ended.
Credit Facilities and Debt Securitization — Related Costs, Expenses and Deferred Financing Costs
The Credit Facilities and the 2024-1 Debt, each as defined within Note 7, Borrowings, to these unaudited consolidated financial statements, are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2024-1 Debt. Amortization of debt issuance costs for the 2024-1 Debt is computed on the effective yield method over the term of the 2024-1 Debt. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the 2024-1 Debt in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 7, Borrowings, to these unaudited consolidated financial statements for additional information regarding the Company’s financing activity.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2026, there was no expense incurred for excise tax. For the three months ended March 31, 2025, the Company incurred $498 in excise tax expense.

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
In November 2024, the FASB issued ASU 2024-04, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2025. The Company notes this guidance does not have a material impact on its unaudited consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, which is intended to better align hedge accounting with entities’ risk management activities. The amendments expand and clarify hedge accounting guidance for certain financial and nonfinancial risk components and align the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this guidance to have a material impact on its unaudited consolidated financial statements.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; and (iii) the Investment Adviser engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Structured Credit Partners is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of March 31, 2026 and audited consolidated financial statements as of December 31, 2025.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Investments in Structured Credit Partners are valued based on the legal form of investment. Investments structured through LLC membership interests may be valued using either the practical expedient (net asset value method) or a discounted cash flow method, as determined appropriate by the Investment Adviser. For those structured through subordinated notes, a discounted cash flow method is used.
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, there were transfers of $276 out of Level 3 and no transfers into Level 3. For the three months ended March 31, 2025, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,338,827	$2,338,827
Second Lien Debt	—	—	42,145	42,145
Equity Investments	276	—	113,122	113,398
Structured Credit Investments	—	—	107,508	107,508
Investment Funds	—	—	2,201	2,201
Total Investments	$276	$—	$2,603,803	$2,604,079
Derivative Assets(1)	—	2,242	—	2,242
Total				$2,606,321

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,383,274	$2,383,274
Second Lien Debt	—	—	55,729	55,729
Equity Investments	—	—	100,355	100,355
Structured Credit Investments	—	—	111,928	111,928
Total Investments	$—	$—	$2,651,286	$2,651,286
Derivative Assets(1)	—	344	—	344
Total				$2,651,630
(1)As of March 31, 2026 and December 31, 2025, derivative assets consisted of forward currency contracts.
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Investment Fund	Total
Balance, beginning of period	$2,383,274	$55,729	$100,355	$111,928	$—	$2,651,286
Purchases	226,026	238	17,969	—	2,601	246,834
Sales	(11,701)	—	(1,230)	—	(400)	(13,331)
Paydowns	(233,543)	(11,693)	(602)	—	—	(245,838)
Accretion of discount	2,639	99	13	—	—	2,751
Net realized gains (losses)	(12,393)	—	297	—	—	(12,096)
Net change in unrealized appreciation (depreciation)	(15,475)	(2,228)	(3,404)	(4,420)	—	(25,527)
Transfers Out of Level 3	—	—	(276)	—	—	(276)
Balance, end of period	$2,338,827	$42,145	$113,122	$107,508	$2,201	$2,603,803
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(26,517)	$(2,159)	$(2,564)	$(4,420)	$—	$(35,660)

	Financial Assets
	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Purchases	171,122	1,301	7,605	44,584	224,612
Sales	(55)	(2,599)	(668)	—	(3,322)
Paydowns	(168,557)	(36)	—	—	(168,593)
Accretion of discount	2,907	64	40	5	3,016
Net realized gains (losses)	49	(18,011)	29	—	(17,933)
Net change in unrealized appreciation (depreciation)	(8,679)	17,918	45	(263)	9,021
Balance, end of period	$1,717,548	$91,361	$82,364	$106,797	$1,998,070
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(10,742)	$(152)	$33	$(263)	$(11,124)
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
Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing on indicative quotes, which includes quotes from pricing services, brokers, or counterparties as well as recent transaction prices.
Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company.
The investments in Structured Credit Partners Class A and Class B are valued using consensus pricing on indicative quotes, which includes recent transaction prices.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2026 and December 31, 2025:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	March 31, 2026			Low	High
Investments in First Lien Debt	$2,129,979	Discounted Cash Flow	Discount Rate	7.44%	23.66%	9.86%
	150,474	Consensus Pricing	Indicative Quotes	47.50%	99.12%	92.67%
	58,374	Income Approach	Discount Rate	9.86%	13.79%	11.72%
		Market Approach	Comparable Multiple	9.50x	10.85x	9.88x
Total First Lien Debt	2,338,827
Investments in Second Lien Debt	30,053	Discounted Cash Flow	Discount Rate	14.29%	18.57%	17.92%
	12,025	Consensus Pricing	Indicative Quotes	92.50%	92.50%	92.50%
	67	Income Approach	Discount Rate	13.36%	13.36%	13.36%
Total Second Lien Debt	42,145
Investments in Structured Credit	107,508	Consensus Pricing	Indicative Quotes	84.01%	99.32%	95.67%
Total Structured Credit Investments	107,508
Investments in Equity	46,156	Income Approach	Discount Rate	12.06%	16.41%	13.23%
	10,456	Consensus Pricing	Indicative Quotes	98.25%	98.25%	98.25%
	56,510	Market Approach	Comparable Multiple	3.00x	19.00x	9.83x
Total Equity Investments	113,122
Investments in Investment Funds	2,201	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Total Investments in Investment Funds	2,201
Total Level 3 Investments	$2,603,803

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2025			Low	High
Investments in First Lien Debt	$2,016,100	Discounted Cash Flow	Discount Rate	5.54%	23.90%	9.38%
	302,746	Consensus Pricing	Indicative Quotes	64.38%	100.00%	97.63%
	64,428	Income Approach	Discount Rate	11.06%	14.55%	11.97%
		Market Approach	Comparable Multiple	8.50x	11.50x	9.26x
Total First Lien Debt	2,383,274
Investments in Second Lien Debt	43,680	Discounted Cash Flow	Discount Rate	10.89%	17.22%	13.85%
	11,984	Consensus Pricing	Indicative Quotes	92.19%	92.19%	92.19%
	65	Income Approach	Discount Rate	13.35%	13.35%	13.35%
Total Second Lien Debt	55,729
Investments in Structured Credit	111,928	Consensus Pricing	Indicative Quotes	95.03%	101.13%	99.30%
Total Structured Credit Investments	111,928
Investments in Equity	37,832	Income Approach	Discount Rate	12.34%	16.16%	13.42%
	62,523	Market Approach	Comparable Multiple	3.00x	21.25x	11.34x
Total Equity Investments	100,355
Total Level 3 Investments	$2,651,286
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
The significant unobservable inputs used in the fair value measurement of the Company’s structured credit investments are indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s investments in the member’s interest of Structured Credit Partners are indicative quotes. Significant increases in the discount rate or default rate in isolation would result in a significantly lower fair value measurement. A significant decrease in the recovery rate in isolation would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities and 2024-1 Debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
SPV Credit Facility	$367,294	$367,294	$388,750	$388,750
SPV2 Credit Facility	330,000	330,000	330,000	330,000
2024-1 Aaa/AAA Class A-1 Notes	92,500	92,235	92,500	92,826
2024-1 Aaa/AAA Class A-L1 Notes	104,000	103,702	104,000	104,366
2024-1 Aaa/AAA Class A-L2 Notes	50,000	49,857	50,000	50,176
2024-1 Aaa/AAA Class A-2 Notes	17,000	17,049	17,000	17,061
2024-1 Aaa/AAA Class B Notes	25,500	25,451	25,500	25,504
Total	$986,294	$985,588	$1,007,750	$1,008,683
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
Pursuant to the Investment Advisory Agreement, effective January 21, 2022, (i) the income-based incentive fee rate was reduced from 15.0% to 12.5%, and the “hurdle rate” was reduced from 1.75% (7.0% annualized) to 1.25% (5.0% annualized); (ii) the capital gains incentive fee was reduced from 15.0% to 12.5%; and (iii) the calculation of the annual base management fee was changed to 1.00% of the Company's net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions paid and issuer share repurchases made during the current calendar quarter) from 1.00% of the Company's average Capital Under Management. The terms of the Investment Advisory Agreement were effective upon execution of the agreement, except for the change to the income-based incentive fee which became effective for the calendar quarter ending June 30, 2022. Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
Below is a summary of the base management fees and incentive fees incurred during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Base management fees	$4,328	$3,688
Incentive fees	5,582	4,966
Total base management fees and incentive fees	$9,910	$8,654
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2026 and 2025, there were no accrued or realized capital gains incentive fees.
As of March 31, 2026 and December 31, 2025, $9,910 and $10,013, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 18, 2017, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent

Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for an additional one year term.
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
For the three months ended March 31, 2026 and 2025, the Company incurred $513 and $259, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $1,733 and $1,339, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Sub-Administration Agreements for an additional one year term.
For the three months ended March 31, 2026 and 2025, the Company incurred $266 and $159, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $573 and $552, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
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
No shares of Class S or Class D common stock were issued or outstanding during the three months ended March 31, 2026. Accordingly, the Company did not accrue any distribution and/or shareholder servicing fees attributable to shares of Class S or Class D common stock.
Placement Agent Agreement
On January 30, 2026, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with TCG. Pursuant to the Placement Agent Agreement, no upfront transaction fee will be paid with respect to shares of Class I, Class S or Class D common stock, however, if stockholders purchase shares of Class S or Class D common stock through certain financial intermediaries, they may directly charge stockholders transaction fees or other fees.
The Placement Agent Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Distributor with 60 days’ written notice. The Placement Agent Agreement will automatically terminate in the event of its assignment, as defined in the Investment Company Act.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three months ended March 31, 2026 and 2025, the Company incurred $107 and $86, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, no fees or expenses associated with its directors were payable.
5. STRUCTURED CREDIT PARTNERS JV, LLC
Overview
On December 23, 2025, the Company and CGBD, an affiliated BDC of the Company, together with Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Structured Credit Partners primarily invests in broadly syndicated loans and is co-managed by Carlyle and Sixth Street. The broadly syndicated loans are financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street.
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
Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership. The Class A, Class B, and Class C memberships are as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Credit Solutions, Inc.	$1	$1	$15,000	$2,200	$135,000	$—
Carlyle Secured Lending, Inc.	1	1	135,000	19,798	15,000	—
Sixth Street	2	2	150,000	21,998	150,000	—
Total	$4	$4	$300,000	$43,996	$300,000	$—
As of March 31, 2026, Structured Credit Partners had three wholly owned subsidiaries. Carlyle US CLO 2026-A, Ltd., a Cayman Islands Corporation, was formed on December 23, 2025. Carlyle US CLO 2026-B, Ltd., a Cayman Islands Corporation, was formed on January 2, 2026 and Sixth Street SCP Warehouse 2, Ltd., a Cayman Islands Corporation, was formed on January 14, 2026. Each subsidiary primarily invests in broadly syndicated loans. As the subsidiaries are wholly owned subsidiaries, they are consolidated in Structured Credit Partners’ unaudited consolidated financial statements commencing from the date of their respective formation.

Below is certain summarized consolidated financial information for Structured Credit Partners as of March 31, 2026.

As of
March 31, 2026
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,033,006)	$1,028,239
Cash and cash equivalents(1)	12,389
Other assets	4,042
Total assets	$1,044,670
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$320,581
Dividend payable	670
Accrued expenses and other liabilities	684,707
Total Members’ Equity(2)	38,712
Total liabilities and members’ equity	$1,044,670
(1)As of March 31, 2026, none of Structured Credit Partners’ cash and cash equivalents was restricted.
(2)As of March 31, 2026, the fair value of the Company’s ownership interest in the members’ equity was $2,201.

Three Months Ended March 31,
2026
Selected Consolidated Statements of Operations Information:	(unaudited)
Total investment income	$1,450
Expenses
Interest expense and credit facility fees	531
Other expenses	800
Total expenses	1,331
Net investment income (loss)	119
Net realized gain (loss) on investments	30
Net change in unrealized appreciation (depreciation) on investments	(4,767)
Net increase (decrease) resulting from operations	$(4,618)

Below is a summary of Structured Credit Partners’ portfolio as of March 31, 2026:

As of
March 31, 2026
Senior secured loans(1)	$1,044,693
Number of portfolio companies in Structured Credit Partners	334
Average amount per portfolio company(1)	$3,128
Floating rate loans(2)	100.0%
(1)At par/principal amount.
(2)Percent of total investments at fair value.

The industry and geography composition of investments as of March 31, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$40,712	$40,659	3.9%
Auto Aftermarket & Services	30,623	30,497	3.0
Beverage & Food	32,615	32,606	3.2
Business Services	130,746	130,199	12.6
Capital Equipment	59,961	59,813	5.8

Industry	Amortized Cost	Fair Value	% of Fair Value
Chemicals, Plastics & Rubber	$21,009	$20,809	2.0%
Construction & Building	41,280	40,894	4.0
Consumer Goods: Durable	16,495	16,416	1.6
Consumer Goods: Non-Durable	13,240	13,156	1.3
Consumer Services	84,546	84,303	8.2
Containers, Packaging & Glass	30,493	30,035	2.9
Diversified Financial Services	121,301	120,611	11.7
Energy: Electricity	5,451	5,436	0.5
Energy: Oil & Gas	15,418	15,414	1.5
Environmental Industries	8,720	8,742	0.9
Forest Products & Paper	5,386	5,130	0.5
Healthcare & Pharmaceuticals	60,156	60,096	5.8
High Tech Industries	72,970	72,589	7.1
Leisure Products & Services	66,587	66,372	6.5
Media: Advertising, Printing & Publishing	12,110	12,118	1.2
Media: Broadcasting & Subscription	2,723	2,717	0.3
Media: Diversified & Production	21,050	21,072	2.0
Metals & Mining	3,981	3,975	0.4
Retail	22,661	22,493	2.2
Telecommunications	10,481	10,454	1.0
Transportation: Cargo	5,198	5,184	0.5
Transportation: Consumer	19,309	19,194	1.9
Utilities: Electric	3,187	3,202	0.3
Utilities: Oil & Gas	1,954	1,948	0.2
Wholesale	72,643	72,105	7.0
Total	$1,033,006	$1,028,239	100.0%

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,855	$1,849	0.2%
Bermuda	1,359	1,386	0.1
Canada	11,106	11,021	1.1
Denmark	589	587	0.1
Germany	15,050	15,048	1.4
Hong Kong	3,210	3,174	0.3
Luxembourg	19,525	19,446	1.9
Netherlands	13,418	13,314	1.3
United Kingdom	15,189	15,126	1.5
United States	951,705	947,288	92.1
Total	$1,033,006	$1,028,239	100.0%

Debt
Structured Credit Partners and its subsidiaries are party to separate credit facilities, as listed below. On a weighted average basis, the credit facilities bear interest at a spread of SOFR + 1.05%. As of March 31, 2026, Structured Credit Partners and its subsidiaries were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Carlyle US CLO 2026-A, Ltd	Carlyle US CLO 2026-B, Ltd.	Sixth Street SCP Warehouse 2, Ltd.	Total
Three Months Ended March 31, 2026
Outstanding borrowings, beginning of period	$—	$—	$—	$—
Borrowings	200,341	565	119,675	320,581
Repayments	—	—	—	—
Outstanding borrowings, end of period	$200,341	$565	$119,675	$320,581
6. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of March 31, 2026 and December 31, 2025.

As of March 31, 2026
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$10,188	C$	13,819	$82
Barclays Bank PLC	$90,105		€76,062	1,444
Barclays Bank PLC	$54,919		£41,035	737
Barclays Bank PLC	£1,209		$1,614	(21)
				$2,242

As of December 31, 2025
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$10,472	C$	14,211	$(64)
Barclays Bank PLC	$91,278		€76,286	674
Barclays Bank PLC	$42,363		£31,671	(277)
Barclays Bank PLC	£1,230		$1,642	11
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

The following table is intended to provide additional information about the effect of the forward currency contracts on the unaudited consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of March 31, 2026 and December 31, 2025. Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments.

As of March 31, 2026
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$2,299	$(57)	$2,242	$—	$2,242

As of December 31, 2025
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$963	$(619)	$344	$—	$344
7. BORROWINGS
SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2026 and December 31, 2025, asset coverage was 282.0% and 275.2%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
SPV Credit Facility	$367,294	$388,750
SPV2 Credit Facility	330,000	330,000
2024-1 Debt	289,000	289,000
Total principal amount outstanding	986,294	1,007,750
Less: unamortized debt issuance costs	(1,876)	(1,916)
Total carrying value	$984,418	$1,005,834
SPV Credit Facility
SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender on April 1, 2019, which was most recently amended and restated on August 26, 2025, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $400,000 as of March 31, 2026, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. Effective December 12, 2025, the total commitments increased from $300,000 to $400,000. The SPV Credit Facility will be subject to an additional increase of $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. The SPV Credit Facility has a revolving period through October 15, 2028 (October 15, 2026 prior to the August 26, 2025 amendment), and a maturity date of April 3, 2030 (April 3, 2028 prior to the August 26, 2025 amendment), with one one-year extension option, subject to SPV’s and the lender’s consent. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% (2.35% prior to the August 26, 2025 amendment) per year. SPV also pays a fee of 0.75% per year on unused amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.

Below is a summary of the borrowings and repayments under the SPV Credit Facility for the three months ended March 31, 2026 and 2025, and the outstanding balances under the SPV Credit Facility for the respective periods.

	Three Months Ended March 31,
	2026	2025
Outstanding borrowings, beginning of period	$388,750	$164,732
Borrowings	319,585	144,919
Repayments	(339,000)	(125,649)
Foreign currency translation	(2,041)	2,110
Outstanding borrowings, end of period	$367,294	$186,112
The SPV Credit Facility consisted of the following as of March 31, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
March 31, 2026	$400,000	$367,294	$32,706	$32,706
December 31, 2025	$400,000	$388,750	$11,250	$11,250
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2026 and 2025, the components of interest expense and credit facility fees of the SPV Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$3,230	$2,590
Facility unused commitment fee	381	257
Amortization of deferred financing costs	252	221
Total interest expense and credit facility fees	$3,863	$3,068
Cash paid for interest expense and credit facility fees	$3,179	$1,831
Weighted average debt principal outstanding	$250,143	$162,992
Weighted average interest rate(1)	5.17%	6.36%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of March 31, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the SPV Credit Facility were as follows:

	As of
	March 31, 2026	December 31, 2025
Interest expense payable	$2,583	$2,271
Unused commitment fees payable	349	295
Other credit facility fees payable	243	301
Interest and credit facility fees payable	$3,175	$2,867
Weighted average interest rate	5.32%	5.50%
SPV2 Credit Facility
SPV2 entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility”, together with the SPV Credit Facility, the “Credit Facilities”) with a lender on May 13, 2020, which was most recently amended and restated on October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of March 31, 2026, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to the October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to the October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 pays a fee of 0.25% per year on unused amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a security interest on substantially all of the assets of SPV2.
Below is a summary of the borrowings and repayments under the SPV2 Credit Facility for the three months ended March 31, 2026 and 2025, and the outstanding balances under the SPV2 Credit Facility for the respective periods.

	Three Months Ended March 31,
	2026	2025
Outstanding borrowings, beginning of period	$330,000	$55,000
Borrowings	—	82,500
Repayments	—	—
Outstanding borrowings, end of period	$330,000	$137,500
The SPV2 Credit Facility consisted of the following as of March 31, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
March 31, 2026	$550,000	$330,000	$220,000	$220,000
December 31, 2025	$550,000	$330,000	$220,000	$220,000
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2026 and 2025, the components of interest expense and credit facility fees of the SPV2 Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$5,126	$1,917
Facility unused commitment fee	138	441
Amortization of deferred financing costs	229	228
Total interest expense and credit facility fees	$5,493	$2,586
Cash paid for interest expense and credit facility fees	$1,887	$2,088
Weighted average debt principal outstanding	$330,000	$111,833
Weighted average interest rate(1)	6.21%	6.86%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of March 31, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the SPV2 Credit Facility were as follows:

	As of
	March 31, 2026	December 31, 2025
Interest expense payable	$3,468	$178
Unused commitment fees payable	93	5
Other credit facility fees payable	243	194
Interest and credit facility fees payable	$3,804	$377
Weighted average interest rate	6.20%	6.49%
Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and were scheduled to mature in October 2037. As of March 31, 2026, the Company retained $59,500 in the Class C and D notes. The

Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt and the principal amount and carrying value as of March 31, 2026 and December 31, 2025:

				As of
2024-1 Debt Tranche(1)	Credit Rating	Reference Rate	Spread	March 31, 2026	December 31, 2025
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,876)	(1,916)
Total Carrying Value				$287,124	$287,084
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
During the reinvestment period, pursuant to the indenture governing the 2024-1 Debt, all principal collections received on the underlying collateral may be used by the 2024-1 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager under a collateral management agreement (the “Collateral Management Agreement”) of the 2024-1 Issuer and in accordance with the Company’s investment strategy.
Pursuant to the Collateral Management Agreement, the 2024-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2024-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2024-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2024-1 Issuer.
As of March 31, 2026, the 2024-1 Debt was secured by 85 investments with a total fair value of $405,309 and cash of $15,523. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2024-1 Debt.

For the three months ended March 31, 2026 and 2025, the components of interest expense and credit facility fees on the 2024-1 Debt were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$3,944	$4,758
Amortization of deferred financing costs and debt issuance costs	40	40
Total interest expense and credit facility fees	$3,984	$4,798
Cash paid for interest expense and credit facility fees	$5,083	$—
Weighted average debt principal outstanding	$289,000	$289,000
Weighted average interest rate(1)	5.58%	6.69%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of March 31, 2026 and December 31, 2025, $2,778 and $2,920, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of March 31, 2026 and December 31, 2025, the weighted average interest rates were 5.41% and 5.60%, respectively, based on benchmark rates.
8. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2026 and December 31, 2025:

	As of
Payment Due by Period	March 31, 2026	December 31, 2025
Less than one year	$—	$—
1-3 years	—	—
3-5 years	367,294	388,750
More than 5 years	619,000	619,000
Total	$986,294	$1,007,750
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of March 31, 2026 and audited consolidated financial statements as of December 31, 2025 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$254,976	$250,388
Unfunded revolving loan commitments	155,267	158,139
Total unfunded commitments	$410,243	$408,527
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of Class I common stock, par value $0.01 per share, of which 97,563,051 and 93,812,679 Shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. The Company has the authority to issue 50,000,000 shares of Class S common stock, par value $0.01 per share, and 50,000,000 shares of Class D common stock, par value $0.01 per share. There were no shares of Class S or Class D common stock outstanding as of March 31, 2026 and December 31, 2025. The different classes of common stock have been issued in accordance with an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. Each class of shares is subject to different fees and expenses. The Company may offer additional classes of shares in the future.
Share Issuances
New Continuous Offering
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the three months ended March 31, 2026 and 2025. There were no shares of Class S or Class D common stock issued for the periods presented.

	Shares Issued	Proceeds Received
Three Months Ended March 31, 2025
January 1, 2025	640,973	$12,454
February 1, 2025	592,986	11,534
March 1, 2025	191,543	3,718
Total	1,425,502	$27,706
Three Months Ended March 31, 2026
January 1, 2026	6,511,297	$122,543
February 1, 2026	801,534	15,077
March 1, 2026	353,591	6,555
Total	7,666,422	$144,175
On April 1, 2026, the Company accepted subscriptions in the amount of $38,159 with 2,074,963 Class I Shares issued as of such date. There were no shares of Class S or Class D common stock issued on April 1, 2026.
Dividend Reinvestment
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the three months ended March 31, 2026 and 2025. There were no shares of Class S or Class D common stock outstanding for the periods presented.

	Shares Issued	Total Consideration
Three Months Ended March 31, 2025
January 17, 2025	72,192	$1,403
February 18, 2025	67,606	1,315
March 18, 2025	68,955	1,338
Total	208,753	$4,056
Three Months Ended March 31, 2026
January 29, 2026	91,268	$1,717
February 26, 2026	85,305	1,605
March 27, 2026	87,707	1,626
Total	264,280	$4,948
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company conducted quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer was conducted, at a per Share price equal to the NAV per Share as of the last date of the quarter in which the Quarterly Tender Offer was conducted, less an early repurchase fee of 2% of the NAV of such Shares in the case of Shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. On February 18, 2026, the Board of Directors approved an increase in the maximum number of Shares that may be repurchased through the Quarterly Tender Offers from 3.5% to 5.0% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the

Quarterly Tender Offer is conducted. Accordingly, the Company now expects to offer to repurchase up to 5.0% of such number of Shares in each Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered Shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of March 31, 2026, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on March 23, 2026, with a cash payment date of April 29, 2026.
The following summarizes the results of the Quarterly Tender Offers completed for the three months ended March 31, 2026 and 2025. There were no shares of Class S or Class D common stock outstanding for the periods presented.

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 31, 2025	3.5%	$19.43	December 31, 2024	$16,067	826,938	1.1%
April 28, 2025	3.5%	$19.23	March 31, 2025	$12,676	659,196	0.8%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 30, 2026	3.5%	$18.82	December 31, 2025	$78,674	4,180,330	4.5%	(5)
April 29, 2026	5.0%	$18.39	March 31, 2026	$86,665	4,712,598	4.8%	(6)
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
(5)Pursuant to Rule 13e-4(f)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company accepted an additional 1,471,222 shares in the Quarterly Tender Offer that had a December 31, 2025 Repurchase Pricing Date, representing approximately 1.90% of its common stock outstanding as of September 30, 2025.
(6)Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 21,964 shares in the Quarterly Tender Offer that had a March 31, 2026 Repurchase Pricing Date, representing approximately 0.02% of its common stock outstanding as of December 31, 2025.

On March 23, 2026, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 4,690,634 Shares, representing 5.0% of the number of Shares outstanding as of December 31, 2025. On April 17, 2026, the Quarterly Tender Offer expired and the Company accepted 4,712,598 Shares for purchase, which share amount includes an additional 21,964 Shares accepted. The 4,712,598 Shares represent approximately 4.8% of the total number of Shares outstanding as of March 31, 2026. The 21,964 of additional Shares included in the Quarterly Tender Offer represents approximately 0.02% of the number of Shares outstanding as of December 31, 2025. The purchase price of the Shares tendered is the Company’s NAV per Share as of March 31, 2026, or $18.39 per Share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the NAV of the tendered Shares as of March 31, 2026 less the 2% early repurchase fee applicable to Shares that have not been outstanding for at least one year.

The following tables summarize capital activity during the three months ended March 31, 2026 and March 31, 2025:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, January 1, 2026	93,812,679	$938	$1,871,027	$31,000	$(104,993)	$(32,348)	$1,765,624
Common stock issued	7,666,422	77	144,098	—	—	—	144,175
Dividend reinvestment	264,280	3	4,945	—	—	—	4,948
Repurchase of common stock	(4,180,330)	(42)	(78,632)	—	—	—	(78,674)
Net investment income (loss)	—	—	—	39,093	—	—	39,093
Net realized gain (loss)	—	—	—	—	(11,121)	—	(11,121)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(21,969)	(21,969)
Dividends declared	—	—	—	(47,523)	—	—	(47,523)
Balance, March 31, 2026	97,563,051	$976	$1,941,438	$22,570	$(116,114)	$(54,317)	$1,794,553

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, January 1, 2025	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462
Common stock issued	1,425,501	14	27,692	—	—	—	27,706
Dividend reinvestment	208,753	2	4,054	—	—	—	4,056
Repurchase of common stock	(826,938)	(8)	(16,054)	—	—	—	(16,062)
Net investment income (loss)	—	—	—	34,772	—	—	34,772
Net realized gain (loss)	—	—	—	—	(12,814)	—	(12,814)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	105	105
Dividends declared	—	—	—	(37,844)	—	—	(37,844)
Balance, March 31, 2025	77,620,179	$776	$1,564,930	$45,271	$(65,145)	$(53,451)	$1,492,381
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.
Basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$6,003	$22,063
Weighted-average shares outstanding	98,052,063	77,394,571
Basic and diluted earnings per Class I share	$0.06	$0.29

Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date. There were no shares of Class S or Class D common stock outstanding for the periods presented.

Date Declared	Record Date	Payment Date	Per Share Amount (Class I)
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
November 29, 2024	November 29, 2024	December 17, 2024	$0.32
December 18, 2024	December 18, 2024	January 17, 2025	$0.17
January 29, 2025	January 31, 2025	February 18, 2025	$0.16
February 26, 2025	February 28, 2025	March 18, 2025	$0.16
March 20, 2025	March 31, 2025	April 29, 2025	$0.17
April 24, 2025	April 30, 2025	May 30, 2025	$0.16
May 23, 2025	May 30, 2025	June 27, 2025	$0.16
June 17, 2025	June 30, 2025	July 29, 2025	$0.17
July 25, 2025	July 31, 2025	August 27, 2025	$0.16
August 25, 2025	August 29, 2025	September 26, 2025	$0.16
September 18, 2025	September 30, 2025	October 29, 2025	$0.17
October 28, 2025	October 31, 2025	November 25, 2025	$0.16
November 25, 2025	November 28, 2025	December 29, 2025	$0.16
December 18, 2025	December 31, 2025	January 29, 2026	$0.17
January 28, 2026	January 30, 2026	February 26, 2026	$0.16
February 25, 2026	February 27, 2026	March 27, 2026	$0.16
March 19, 2026	March 31, 2026	April 28, 2026	$0.17
April 24, 2026	April 30, 2026	May 27, 2026	$0.16
On April 24, 2026, the Board of Directors declared a dividend of $0.16 per Class I Share, which is payable on or about May 27, 2026, to common stockholders of record as of April 30, 2026.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2026 and 2025. The amounts presented below are for Class I common stock and there were no shares of Class S or Class D common stock outstanding during the periods presented.

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Net asset value per share, beginning of period	$18.82	$19.43
Net investment income (loss)(1)	0.40	0.45
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(0.34)	(0.16)
Net increase (decrease) in net assets resulting from operations	0.06	0.29
Dividends declared(2)	(0.49)	(0.49)
Net asset value per share, end of period	$18.39	$19.23
Number of shares outstanding, end of period	97,563,051	77,620,179
Total return based on net asset value(3)	0.32%	1.49%
Net assets, end of period	$1,794,553	$1,492,381
Ratio to average net assets:(4)
Expenses before incentive fees	1.13%	1.09%
Expenses after incentive fees	1.44%	1.42%
Net investment income (loss)	2.20%	2.33%
Interest expense and credit facility fees	0.75%	0.70%
Ratios/Supplemental Data:
Asset coverage, end of period	281.95%	343.61%
Portfolio turnover	9.45%	8.67%
Weighted-average shares outstanding	98,052,063	77,394,571
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 9, Net Assets, to these unaudited consolidated financial statements).
(3)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period.
(4)These ratios to average net assets attributable to Common Stockholders have not been annualized.
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
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of March 31, 2026 and December 31, 2025, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2026 and December 31, 2025.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Ordinary income	$47,523	$37,844
Tax return of capital	$—	$—
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
•the impact of supply chain constraints on our portfolio companies and the global economy, including, in particular, as a result of the military conflict in Iran;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions in other regions such as the Middle East, the status of tariffs and developing tensions between China and the United States;
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”).
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
Our investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in broadly syndicated loans or higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.

We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We are externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Advisers Act”) and a subsidiary of Carlyle. We benefit from the Investment Adviser’s investment team of over 210 investment professionals with deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including the Investment Adviser and its affiliates.
First Quarter 2026 Highlights
Quarterly Results
•Net investment income was $39.1 million or $0.40 per Share.
•During the three months ended March 31, 2026, dividends declared on Class I Shares were $47.5 million or $0.49 per Share.
•Net investment income for the three months ended March 31, 2026 increased from the comparable period in the prior year primarily due to a higher average outstanding investment balance.
•NAV per Share decreased to $18.39 as of March 31, 2026 from $18.82 as of December 31, 2025.
Portfolio and Investment Activity
•As of March 31, 2026, we held 278 investments across 202 portfolio companies (including 38 investments in structured credit investments across 35 different collateral managers) and 31 industries for a total fair value of $2.6 billion.
•During the three months ended March 31, 2026, our investment balance decreased from $2.7 billion to $2.6 billion due to an increase in repayment activity, which outpaced new investment fundings.
•As of March 31, 2026, non-accrual investments represented 0.8% and 0.7% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended March 31, 2026, we received $144.2 million in total subscriptions and issued 7,666,422 Class I Shares in connection with these subscriptions.
•During the three months ended March 31, 2026, through our Quarterly Tender Offers, we repurchased and extinguished 4,180,330 Shares for a cost of $78.7 million.
•Total liquidity as of March 31, 2026 was $439.9 million in cash and unused debt capacity.
•Commencing with our March 2026 Quarterly Tender Offer, our Board of Directors approved an increase in the maximum number of Shares that may be purchased through our Quarterly Tender Offer from 3.5% of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offering is conducted to 5.0% of such number of Shares.
Recent Developments
•On April 1, 2026, we accepted subscriptions in the amount of $38.2 million for 2,074,963 Class I Shares.
•On April 17, 2026, we repurchased and extinguished 4,712,598 shares for a cost of $86.7 million.
•On April 24, 2026, we declared a dividend of $0.16 per Class I Share payable on or about May 27, 2026 to common stockholders of record as of April 30, 2026.

Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per Share. For the three months ended March 31, 2026, we recorded basic and diluted earnings per Share of $0.06, declared dividends per Share of $0.49 and earned $0.40 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per Class I Share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2026	December 31, 2025
Net increase (decrease) in net assets resulting from operations	$6,003	$26,181
Weighted-average shares outstanding	98,052,063	92,436,260
Earnings per share - Basic and Diluted	$0.06	$0.28
For the three months ended March 31, 2026 and December 31, 2025, we declared dividends of $0.49 per Share for each period. As of March 31, 2026 and December 31, 2025, our NAV per Share was $18.39 and $18.82, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	Three Months Ended
	March 31, 2026	December 31, 2025
Total investment income	$64,707	$65,017
Total expenses (including excise tax expense)	25,614	25,470
Net investment income	$39,093	$39,547
Weighted-average shares outstanding	98,052,063	92,436,260
Net investment income per share	$0.40	$0.43
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of March 31, 2026:

	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Investment Fund	Total Investments
Count of investments	195	7	35	38	3	278
Investments, at amortized cost	$2,386,683	$46,998	$107,426	$111,121	$2,201	$2,654,429
Investments, at fair value	$2,338,827	$42,145	$113,398	$107,508	$2,201	$2,604,079
Percentage of total investments at fair value	89.8%	1.6%	4.4%	4.1%	0.1%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	9.3%	9.5%
Second Lien Debt(1)	11.7%	13.1%
Total Debt and Income Producing Investments(1)(2)	9.4%	9.6%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 9.3% as of March 31, 2026.
(2)Weighted average yield for total debt and income producing investments includes Structured Credit Partners as well as income producing equity investments.
The geographical composition of investments at fair value as of March 31, 2026 were as follows:

Geography—% of Fair Value	As of March 31, 2026
Australia	0.1%
Bermuda	0.1
Canada	4.7
Cayman Islands	3.3
France	1.1
Ireland	1.0
Italy	1.2
Luxembourg	2.3
Netherlands	0.3
Spain	0.3
Sweden	0.0
United Kingdom	4.0
United States	81.6
Total	100.0%

The industry composition of investments at fair value as of March 31, 2026 were as follows:

Industry—% of Fair Value	As of March 31, 2026
Aerospace & Defense	2.3%
Auto Aftermarket & Services	1.8
Beverage & Food	0.5
Business Services	8.7
Capital Equipment	3.9
Chemicals, Plastics & Rubber	1.3
Construction & Building	3.7
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	8.0
Containers, Packaging & Glass	2.5
Diversified Financial Services	11.1
Energy: Electricity	1.1
Energy: Oil & Gas	1.3
Environmental Industries	3.8
Healthcare & Pharmaceuticals	15.3

Industry—% of Fair Value	As of March 31, 2026
High Tech Industries	4.5%
Investment Funds	0.1
Leisure Products & Services	5.8
Media: Broadcasting & Subscription	0.5
Media: Diversified & Production	0.5
Retail	0.7
Software	13.2
Sovereign & Public Finance	0.0
Structured Credit	4.2
Telecommunications	0.3
Transportation: Cargo	1.3
Transportation: Consumer	1.4
Utilities: Oil & Gas	1.3
Utilities: Water	0.3
Wholesale	0.4
Total	100.0%

Our investment activity for the three months ended March 31, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
March 31, 2026
Investments:
Total investments, beginning of period	$2,676,109
New investments purchased	246,834
Net accretion of discount on investments	2,751
Net realized gain (loss) on investments	(12,096)
Investments sold or repaid	(259,169)
Total Investments, end of period	$2,654,429
Principal amount of investments funded:
First Lien Debt	$225,409
Second Lien Debt	239
Equity Investments(1)	17,969
Structured Credit Investments	—
Investment Funds	2,201
Total	$245,818
Principal amount of investments sold or repaid:
First Lien Debt	$(260,104)
Second Lien Debt	(11,696)
Equity Investments(1)	(1,832)
Structured Credit Investments	—
Investment Funds	—
Total	$(273,632)
Number of new investment commitments(2)(3)	14
Average new investment commitment amount	$15,823
(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company, including structured credit investments, as part of an individual transaction.
(3)For the three months ended March 31, 2026, 100.0% of new funded debt investments and structured credit investments were at floating interest rates.
See the Consolidated Schedules of Investments as of March 31, 2026 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

The Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. The Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	2,199,650	92.4	2,274,037	93.3
Internal Risk Rating 3	164,240	6.9	137,626	5.6
Internal Risk Rating 4	17,082	0.7	16,779	0.7
Internal Risk Rating 5	0	0.0	10,561	0.4
Total	$2,380,972	100.0%	$2,439,003	100.0%

As of March 31, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1 in both periods. As of March 31, 2026 and December 31, 2025, five and six of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	272	$2,586,997	99.3%	250	$2,623,946	99.0%
Non-accrual(1)	6	17,082	0.7	7	27,340	1.0
Total	278	$2,604,079	100.0%	257	$2,651,286	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Portfolio Financing
Our primary source of financing is secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance as of
	March 31, 2026	December 31, 2025
SPV Credit Facility	$367,294	$388,750
SPV2 Credit Facility	330,000	330,000
2024-1 Debt	289,000	289,000
Total	$986,294	$1,007,750
Weighted average interest rate	5.64%	5.85%
SPV Credit Facility
On April 1, 2019, SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender, which was most recently amended and restated on August 26, 2025, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $400,000 as of March 31, 2026, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. Effective December 12, 2025, the total commitments increased from $300,000 to $400,000. The SPV Credit Facility will be subject to an additional increase of $100,000 on June 12, 2026, provided satisfaction of commitment increase conditions on such dates. The SPV Credit Facility has a maturity date of April 3, 2030, with one one-year extension option, subject to SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2028. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% per year. The SPV also pays a fee of 0.75% per year on unused amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.
The SPV Credit Facility consisted of the following as of March 31, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2026	$400,000	$367,294	$32,706	$32,706	5.32%
December 31, 2025	$400,000	$388,750	$11,250	$11,250	5.50%
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

The SPV2 Credit Facility consisted of the following as of March 31, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2026	$550,000	$330,000	$220,000	$220,000	6.20%
December 31, 2025	$550,000	$330,000	$220,000	$220,000	6.49%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Securitizations
On October 29, 2024, we completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”), which was inclusive of $59,500 in Class C and D Notes retained by the Company as of March 31, 2026. The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans and is scheduled to mature in October 2037.
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
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount as of March 31, 2026 and December 31, 2025:

				As of
2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	March 31, 2026	December 31, 2025
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,876)	(1,916)
Total Carrying Value				$287,124	$287,084
Weighted average interest rate				5.41%	5.60%
(1)     Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
Forward Currency Contracts
In order to better define our contractual rights and to secure rights that will help us mitigate our counterparty risk, we have entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between us and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of March 31, 2026, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $2,242.
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

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Credit Solutions, Inc.	$1	$1	$15,000	$2,200	$135,000	$—
Carlyle Secured Lending, Inc.	1	1	135,000	19,798	15,000	—
Sixth Street	2	2	150,000	21,998	150,000	—
Total	$4	$4	$300,000	$43,996	$300,000	$—
Funding of capital commitments generally requires board approval. In accordance with their respective economic interests, the SCP Members indirectly bear an allocable share of all expenses and other obligations of Structured Credit Partners.
Structured Credit Partners invests in the equity and debt of financing subsidiaries that act as warehouses for the acquisition of broadly syndicated loans and issue debt securities collateralized by such loans, with investment opportunities sourced primarily by affiliates of the SCP Members. Portfolio and investment decisions with respect to Structured Credit Partners must be unanimously approved by a quorum of Structured Credit Partners’ investment committee consisting of an equal number of representatives appointed by the Carlyle-affiliated SCP Members and the Sixth Street-affiliated SCP Members. Therefore, because we do not own more than 25% of the voting interests of Structured Credit Partners, we do not believe that we have control over Structured Credit Partners for accounting purposes or for purposes of the Investment Company Act.
Our share of the dividends declared by Structured Credit Partners was $34 for the three months ended March 31, 2026. As of March 31, 2026, our annualized dividend yield from Structured Credit Partners was 10.7%.
Below is a summary of Structured Credit Partners’ portfolio as of March 31, 2026:

As of
March 31, 2026
Senior secured loans(1)	$1,044,693
Weighted average yield on senior secured loans based on amortized cost(2)	6.9%
Weighted average yield on senior secured loans based on fair value(2)	7.0%
Number of portfolio companies in Structured Credit Partners	334
Average amount per portfolio company	$3,128
Floating rate loans(3)	100.0%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Percent of total investments at fair value.

Consolidated Results of Operations
For the three months ended March 31, 2026 and December 31, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and December 31, 2025:

	Three Months Ended		Change
	March 31, 2026	December 31, 2025	$
Investment income:
Interest income	$56,377	$58,543	$(2,166)
PIK income	5,840	5,430	410
Dividend income	34	—	34
Other income	2,456	1,044	1,412
Total investment income	64,707	65,017	(310)
Expenses:
Base management fees	4,328	4,359	(31)
Incentive fees	5,582	5,653	(71)
Professional fees	708	612	96
Administrative service fees	513	494	19
Interest expense and credit facility fees	13,340	13,467	(127)
Directors’ fees and expenses	107	117	(10)
Other general and administrative	1,036	763	273
Excise tax expense	—	5	(5)
Total expenses	25,614	25,470	144
Net investment income (loss)	39,093	39,547	(454)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(12,096)	(18,680)	6,584
Net realized currency gain (loss) on non-investment assets and liabilities	(150)	(200)	50
Net realized gain (loss) on forward currency contracts	1,125	558	567
Net change in unrealized appreciation (depreciation) on investments	(25,527)	5,255	(30,782)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,660	(166)	1,826
Net change in unrealized gain (loss) on forward currency contracts	1,898	(133)	2,031
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(33,090)	(13,366)	(19,724)
Net increase (decrease) in net assets resulting from operations	$6,003	$26,181	$(20,178)
Investment Income
The decrease in investment income for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025, was primarily driven by a lower weighted average yield on the portfolio. As of March 31, 2026, the size of our portfolio decreased to $2,654,429 from $2,676,109 as of December 31, 2025, at amortized cost. As of March 31, 2026 and December 31, 2025, the weighted average yield of our total debt and income producing investments was 9.4% and 9.6%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2026 and December 31, 2025, six and seven of our debt and preferred equity investments, respectively, were on non-accrual status. As of March 31, 2026 and December 31, 2025, non-accrual investments had a fair value of $17,082 and $27,340, which represented approximately 0.7% and 1.0% of total investments at fair value, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2026 and December 31, 2025.

The increase in dividend income for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, is due to dividends declared from Structured Credit Partners.
The increase in other income for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, was primarily driven by an increase in prepayment fees.
Expenses
The decrease in interest expense and credit facility fees for the three months ended March 31, 2026 from the three months ended December 31, 2025 was primarily driven by a lower weighted average debt balance and lower base rates.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended March 31, 2026 compared to the three months ended December 31, 2025.
For the three months ended March 31, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2026. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 and December 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	December 31, 2025
Realized gains on investments	$488	$9
Number of investments with realized gains	2	2
Realized losses on investments	$(12,584)	$(18,689)
Number of investments with realized losses	2	3
Change in unrealized appreciation on investments	$15,912	$25,571
Number of investments with unrealized appreciation	48	87
Change in unrealized depreciation on investments	$(41,439)	$(20,316)
Number of investments with unrealized depreciation	209	158
During the three months ended March 31, 2026, we recognized a net realized loss related to the restructuring of our investments in 48forty Intermediate Holdings, Inc. During the three months ended December 31, 2025, we recognized a net realized loss related to the sale of Comar Holding Company, LLC and the sale of our investment in iRobot Corporation.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

For the three months ended March 31, 2026 and March 31, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	$
Investment income:
Interest income	$56,377	$49,566	$6,811
PIK income	5,840	5,451	389
Dividend income	34	—	34
Other income	2,456	951	1,505
Total investment income	64,707	55,968	8,739
Expenses:
Base management fees	4,328	3,688	640
Incentive fees	5,582	4,966	616
Professional fees	708	455	253
Administrative service fees	513	259	254
Interest expense and credit facility fees	13,340	10,452	2,888
Directors’ fees and expenses	107	86	21
Other general and administrative	1,036	792	244
Excise tax expense	—	498	(498)
Total expenses	25,614	21,196	4,418
Net investment income (loss)	39,093	34,772	4,321
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(12,096)	(17,933)	5,837
Net realized currency gain (loss) on non-investment assets and liabilities	(150)	1,477	(1,627)
Net realized gain (loss) on forward currency contracts	1,125	3,642	(2,517)
Net change in unrealized appreciation (depreciation) on investments	(25,527)	9,021	(34,548)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,660	(2,275)	3,935
Net change in unrealized gain (loss) on forward currency contracts	1,898	(6,641)	8,539
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(33,090)	(12,709)	(20,381)
Net increase (decrease) in net assets resulting from operations	$6,003	$22,063	$(16,060)
Investment Income
The increase in investment income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by a higher average outstanding investment balance. As of March 31, 2026, the size of our portfolio increased to $2,654,429 from $2,046,580 as of March 31, 2025, at amortized cost. As of March 31, 2026 and March 31, 2025, the weighted average yield of our total debt and income producing investments was 9.4% and 10.7%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2026 and March 31, 2025, six and five of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $17,082 and $35,000, which represented approximately 0.7% and 1.8% of total investments at fair value as of March 31, 2026 and March 31, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2026 and March 31, 2025.
The increase in dividend income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily driven by the dividend received from Structured Credit Partners.

The increase in other income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily driven by an increase in prepayment fees.
Expenses
The increase in interest expense and credit facility fees for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by a higher average principal balance during the three months ended March 31, 2026.
The increase in base management fees for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was driven by a higher net asset value for the three months ended March 31, 2026.
The increase in incentive fees for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was driven by higher pre-incentive fee net investment income for the three months ended March 31, 2026.
For the three months ended March 31, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2026. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Realized gains on investments	$488	$79
Number of investments with realized gains	2	3
Realized losses on investments	$(12,584)	$(18,012)
Number of investments with realized losses	2	2
Change in unrealized appreciation on investments	$15,912	$29,949
Number of investments with unrealized appreciation	48	83
Change in unrealized depreciation on investments	$(41,439)	$(20,928)
Number of investments with unrealized depreciation	209	121
During the three months ended March 31, 2026, we recognized a net realized loss related to the restructuring of our investments in 48forty Intermediate Holdings, Inc. During the three months ended March 31, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. As of March 31, 2026, we had $986,294 of outstanding consolidated indebtedness under the Credit Facilities and the 2024-1 Debt, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of March 31, 2026, we had $439,889 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of March 31, 2026 and December 31, 2025, the debt to equity ratio was 0.55x and 0.57x, respectively. Refer to Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$187,183	$122,352
Available borrowings under Credit Facilities	252,706	231,250
Total Liquidity	$439,889	$353,602
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made for any such exposure in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2026 and December 31, 2025:

	Par / Principal Amount as of
	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$254,976	$250,388
Unfunded revolving commitments	155,267	158,139
Total unfunded commitments	$410,243	$408,527
Pursuant to an undertaking by us in connection with the 2024-1 Debt Securitization, we agreed to hold on an ongoing basis the 2024-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding principal amount of all collateral obligations issued by the 2024-1 Issuer, subject to adjustments, for so long as any securities of the 2024-1 Issuer remains outstanding. As of March 31, 2026 and December 31, 2025, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Three Months Ended
March 31, 2026
Cash flows provided by (used in) operating activities	$60,682
Cash flows provided by (used in) financing activities	4,149
Net increase (decrease) in cash, cash equivalents and restricted cash	$64,831
During the three months ended March 31, 2026, we paid $224,552 related to cost of investments purchased and received $247,562 in proceeds from sales and repayments on our investments. During the three months ended March 31, 2026, we had net repayments of $19,415 on our Credit Facilities. During the three months ended March 31, 2026, we issued 7,666,422 shares for an aggregate offering price of $144,175, and repurchased and extinguished 4,180,330 shares for an aggregate purchase price of $78,674.
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
Interest Rate Risk
As of March 31, 2026, on a fair value basis, approximately 99.8% of our debt investments bear interest at floating rates, which primarily are subject to interest rate floors. The Credit Facilities and 2024-1 Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Structured Credit Partners, held as of March 31,

2026 and December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2026 and December 31, 2025 and based on the terms of our Credit Facilities and 2024-1 Debt. Interest expense on our Credit Facilities and 2024-1 Debt is calculated using the stated interest rate as of March 31, 2026 and December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Structured Credit Partners, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$76,336	$(29,589)	$46,747	$76,863	$(30,232)	$46,631
Up 200 basis points	$50,891	$(19,726)	$31,165	$51,242	$(20,155)	$31,087
Up 100 basis points	$25,445	$(9,863)	$15,582	$25,621	$(10,077)	$15,544
Down 100 basis points	$(25,445)	$9,863	$(15,582)	$(25,621)	$10,077	$(15,544)
Down 200 basis points	$(50,745)	$19,726	$(31,019)	$(51,107)	$20,155	$(30,952)
Down 300 basis points	$(71,715)	$28,666	$(43,049)	$(72,737)	$29,529	$(43,208)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 12. Litigation, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Share Repurchases
In the second quarter of 2022, we commenced a quarterly liquidity program pursuant to which we conducted quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of shares of our common stock outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer was conducted, at a per share price equal to the net asset value per share as of the last day of the quarter in which the Quarterly Tender Offer was conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. Commencing with our Quarterly Tender Offer that commenced in March 2026, the Board of Directors approved an increase in the maximum number of shares that may be repurchased through Quarterly Tender Offers from 3.5% to 5.0% of the number of shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted. Accordingly, we now expect to offer to repurchase up to 5.0% of such number of shares in each Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not we will purchase common stock from stockholders, and we are not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, we do not engage in a Quarterly Tender Offer in which we accept for purchase 100% of properly tendered shares (a “Qualifying Tender”), we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to our continuing to use available funds and liquidity for certain purposes. See also Note 9, Net Assets, to the unaudited consolidated financial statements, included in Part I, Item 1 of this Form 10-Q.
During the three months ended March 31, 2026, upon completion of our tender offer that commenced December 22, 2025, we repurchased 4,180,330 shares for a purchase price of $18.82 per share, or approximately $78.7 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Subscription Agreement*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS, INC.

Dated: May 14, 2026	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Director, President, Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)