Form 10-Q
period 2026-06-30
Carlyle Credit Solutions, Inc.
filed 2026-08-11
CIK 1702510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 11, 2026 was 95,076,328. Shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

CARLYLE CREDIT SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,795,646 and $2,647,127, respectively)	$2,711,808	$2,622,656
Investments—non-controlled/affiliated, at fair value (amortized cost of $38,790 and $28,982, respectively)	37,858	28,630
Total investments, at fair value (amortized cost of $2,834,436 and $2,676,109, respectively)	2,749,666	2,651,286
Cash, cash equivalents and restricted cash	67,393	122,352
Interest and dividend receivable	19,578	24,834
Receivable for issuance of common stock	18	18
Derivative assets, at fair value (Note 6)	4,459	344
Prepaid expenses and other assets	13,826	14,258
Total assets	$2,854,940	$2,813,092
LIABILITIES
Debt and secured borrowings (Note 7)	$1,096,502	$1,005,834
Payable for investments purchased	250	4,957
Interest and credit facility fees payable (Note 7)	11,196	6,164
Dividend payable (Note 9)	13,405	15,982
Management and incentive fees payable (Note 4)	9,391	10,013
Administrative service fees payable (Note 4)	913	1,339
Other accrued expenses and liabilities	2,826	3,179
Total liabilities	1,134,483	1,047,468
Total net assets	1,720,457	1,765,624
Commitments and contingencies (Notes 8 and 12)

NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 95,501,542 and 93,812,679 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	955	938
Paid-in capital in excess of par value	1,903,495	1,871,027
Total distributable earnings (loss)	(183,993)	(106,341)
Total net assets	$1,720,457	$1,765,624

NET ASSETS PER SHARE
Class I Shares:
Net assets	1,720,457	1,765,624
Common shares outstanding ($0.01 par value, 200,000,000 shares authorized)	95,501,542	93,812,679
Net asset value per share	$18.01	$18.82
Class S Shares:
Net assets	$—	$—
Common shares outstanding ($0.01 par value, 50,000,000 shares authorized)	—	—
Net asset value per share	$—	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.01 par value, 50,000,000 shares authorized)	—	—
Net asset value per share	$—	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$57,006	$52,890	$113,380	$102,456
PIK income	5,412	4,716	10,640	10,167
Other income	743	1,336	3,199	2,287
Total investment income from non-controlled/non-affiliated investments	63,161	58,942	127,219	114,910
From non-controlled/affiliated investments:
Interest income	5	—	8	—
PIK income	651	—	1,263	—
Dividend income	254	—	288	—
Total investment income from non-controlled/affiliated investments	910	—	1,559	—
Total investment income	64,071	58,942	128,778	114,910
Expenses:
Base management fees (Note 4)	4,036	3,567	8,364	7,255
Net investment income incentive fees (Note 4)	5,355	5,152	10,937	10,118
Professional fees	600	420	1,308	875
Administrative service fees (Note 4)	704	334	1,217	593
Interest expense and credit facility fees (Note 7)	15,222	11,910	28,562	22,362
Directors’ fees and expenses	114	104	221	190
Other general and administrative	948	859	1,984	1,651
Total expenses	26,979	22,346	52,593	43,044
Net investment income (loss) before taxes	37,092	36,596	76,185	71,866
Excise tax expense	4	511	4	1,009
Net investment income (loss)	37,088	36,085	76,181	70,857
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	338	13	(11,758)	(17,920)
Net realized currency gain (loss) on non-investment assets and liabilities	(127)	4	(277)	1,481
Net realized gain (loss) on forward currency contracts	(420)	(4,537)	705	(895)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(33,909)	5,175	(59,367)	14,196
Non-controlled/affiliated investments	(511)	—	(580)	—
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,079	(6,724)	2,739	(8,999)
Net change in unrealized gain (loss) on forward currency contracts	2,217	(1,533)	4,115	(8,174)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(31,333)	(7,602)	(64,423)	(20,311)
Net increase (decrease) in net assets resulting from operations	$5,755	$28,483	$11,758	$50,546
Basic and diluted earnings per share (Note 9)	$0.06	$0.37	$0.12	$0.65
Weighted average shares of common stock outstanding—basic and diluted (Note 9)	96,324,445	77,837,977	97,183,481	77,617,499

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$76,181	$70,857
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(11,330)	(17,334)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(53,093)	(2,977)
Net increase (decrease) in net assets resulting from operations	$11,758	$50,546

Distributions to stockholders (Note 9):
Class I	$(89,410)	$(75,939)
Net decrease in net assets resulting from distributions to stockholders	$(89,410)	$(75,939)

Share transactions:
Class I:
Common stock issued	$188,210	$45,356
Dividend reinvestment	9,591	8,193
Repurchase of common stock	(165,316)	(28,737)
Net increase (decrease) in net assets resulting from share transactions	$32,485	$24,812

Net increase (decrease) in net assets	(45,167)	(581)
Net assets at beginning of period	1,765,624	1,492,462
Net assets at end of period	$1,720,457	$1,491,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,758	$50,546
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt issuance costs	1,058	989
Net accretion of discount on investments	(4,288)	(5,861)
Paid-in-kind interest	(13,155)	(11,066)
Net realized (gain) loss on investments	11,758	17,920
Net realized currency (gain) loss on non-investment assets and liabilities	277	(1,481)
Net change in unrealized (appreciation) depreciation on investments	59,947	(14,196)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(2,739)	8,999
Net change in unrealized (gain) loss on forward currency contracts	(4,115)	8,174
Cost of investments purchased and change in payable for investments purchased	(471,581)	(644,166)
Proceeds from sales and repayments of investments and change in receivable for investments sold	313,575	311,287
Changes in operating assets:
Interest and dividend receivable	5,256	(7,566)
Prepaid expenses and other assets	(87)	(2,029)
Changes in operating liabilities:
Interest and credit facility fees payable	5,032	2,871
Management and incentive fees payable	(622)	(19)
Administrative service fees payable	(426)	(1,151)
Other accrued expenses and liabilities	(353)	433
Net cash provided by (used in) operating activities	(88,705)	(286,316)
Cash flows from financing activities:
Proceeds from issuance of common stock	188,210	32,902
Repurchase of common stock	(165,316)	(28,737)
Borrowings on Credit Facilities	657,991	514,444
Repayments of Credit Facilities	(564,284)	(199,649)
Dividends paid in cash	(82,396)	(67,527)
Debt issuance costs paid	(459)	—
Net cash provided by (used in) financing activities	33,746	251,433
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,959)	(34,883)
Cash, cash equivalents and restricted cash, beginning of period	122,352	108,453
Cash, cash equivalents and restricted cash, end of period	$67,393	$73,570
Supplemental disclosures:
Interest and credit facility fees paid during the period	$22,543	$19,481
Taxes, including excise tax, paid during the period	$1,051	$1,621
Dividends declared during the period	$89,410	$75,939
Dividends reinvested during the period	$9,591	$8,193
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (89.5% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)(c)(f)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.23%	3/31/2025	3/31/2031	$21,619	$21,430	$21,458	1.25%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.64%	3/31/2025	12/31/2027	4,962	4,899	4,916	0.29
AArete Investment, LLC	(a)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.98%	6/5/2025	6/5/2031	6,575	6,448	6,559	0.38
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(c)	(2)(7)	Transportation: Consumer	SOFR	5.25%	8.98%	10/3/2025	10/3/2032	14,925	14,648	13,246	0.77
Addev Group (France)	(d)	(2)(7)(15)	Aerospace & Defense	EURIBOR	5.50%	7.79%	10/28/2025	10/28/2032	€37	43	41	0.00
Addev Group (France)	(d)	(2)(7)	Aerospace & Defense	SOFR	5.50%	9.23%	10/28/2025	10/28/2032	258	253	254	0.01
Addev Group (France)	(d)	(2)(7)	Aerospace & Defense	SONIA	5.50%	9.23%	10/28/2025	10/28/2032	£96	131	126	0.01
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)	Consumer Services	SOFR	1.00%, 5.00% PIK	9.85%	8/16/2022	8/16/2028	25,747	25,432	21,621	1.26
Advanced Infusion Solutions Acquisition, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.64%	6/4/2026	6/4/2032	15,260	14,910	14,906	0.87
Advanced Web Technologies Holding Company	(a)(b)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.37%	12/17/2020	12/17/2027	18,914	18,823	18,721	1.09
AGS Health BCP LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	7/31/2025	7/31/2032	6,864	6,841	6,885	0.40
AI Grace AUS Bidco Pty LTD (Australia)	(f)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	8.90%	12/5/2023	12/5/2029	2,286	2,242	2,281	0.13
Allied Benefit Systems Intermediate LLC	(b)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.64%	10/31/2023	10/31/2030	19,364	19,250	19,337	1.12
Alpine Acquisition Corp II	(a)	(2)(3)(15)	Transportation: Cargo	SOFR	4.75%	8.38%	1/14/2026	1/14/2031	—	—	—	—
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.64%	1/14/2026	1/14/2031	2,032	2,032	2,032	0.12
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	8.89%	1/14/2026	1/14/2031	2,609	2,609	2,609	0.15
AmpersCap LLC	(a)(f)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.98%	12/17/2024	12/17/2032	8,527	8,364	8,393	0.49
AP Plastics Acquisition Holdings, LLC	(a)(b)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.37%	3/28/2025	8/10/2030	23,697	23,671	23,226	1.35
Apex Companies Holdings, LLC	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.67%	1/31/2023	1/31/2030	21,370	21,039	21,208	1.23
API Holdings III LLC	(b)(c)	(2)(3)(15)	Aerospace & Defense	SOFR	5.50%	9.15%	6/5/2026	6/5/2033	13,493	13,321	13,320	0.77

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Apollo Purchaser, Inc. (Canada)	(c)	(2)(3)(7)(15)	Telecommunications	CORRA	5.00%	7.34%	6/30/2026	6/30/2033	C$	4,845	$3,356	$3,356	0.20%
Apollo Purchaser, Inc. (Canada)	(c)	(2)(3)(7)	Telecommunications	SOFR	5.00%	8.73%	6/30/2026	6/30/2033		3,411	3,377	3,377	0.20
Artifact Bidco, Inc.	(b)	(2)(3)(15)	Software	SOFR	4.15%	7.88%	7/26/2024	7/26/2031		704	697	704	0.04
Ascend Buyer, LLC	(b)(c)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.98%	9/30/2021	9/30/2028		13,665	13,545	13,608	0.79
Associations, Inc.	(a)(b)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.24%	5/3/2024	7/2/2028		15,964	15,934	15,963	0.93
Athlete Buyer, LLC	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.73%	3/29/2024	4/26/2029		4,635	4,571	3,775	0.22
Atlas US Finco, Inc.	(a)(c)(f)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.50%	8.16%	12/15/2022	12/9/2029		11,615	11,539	11,624	0.68
Auctane, Inc.	(c)	(2)(3)	Transportation: Cargo	SOFR	5.75%	9.42%	6/1/2026	6/1/2033		25,000	24,629	24,625	1.43
Auditboard, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.00%	8.73%	7/12/2024	7/12/2031		8,857	8,781	8,662	0.50
Auditboard, Inc.	(b)	(2)(3)	Software	SOFR	5.00%	8.73%	12/10/2025	7/12/2031		2,571	2,554	2,521	0.15
Azurite Intermediate Holdings, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	6.00%	9.64%	3/19/2024	3/19/2031		9,104	8,907	8,948	0.52
Bamboo Health Holdings, LLC	(a)(b)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.39%	5/6/2021	5/6/2028		28,361	28,237	28,286	1.64
Barnes & Noble, Inc.	(b)(c)(f)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.80%	5/7/2025	5/7/2030		15,795	15,501	15,399	0.90
BCTO Bobsled Purchaser, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.48%	1/16/2026	1/16/2033		23,162	22,926	22,934	1.33
Bianalisi S.p.A. (Italy)	(d)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.29%	2/26/2025	2/26/2032		€17,373	18,477	19,652	1.14
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.75%	6/4/2024	6/4/2031		€3,475	3,710	3,742	0.22
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.75%	7/17/2025	6/4/2031		€238	276	256	0.01
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.23%	6/4/2024	6/4/2031		310	298	269	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.26%	6/4/2024	6/4/2031		5,618	5,505	5,267	0.31
Bingo Group Buyer, Inc.	(b)(c)(f)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.48%	7/10/2024	7/10/2031		6,405	6,320	6,311	0.37
Birsa S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	7.91%	7/2/2024	6/30/2031		€4,124	4,664	4,630	0.27
Bitnova Midco S.p.A. (Italy)	(d)	(2)(7)	High Tech Industries	EURIBOR	5.50%	7.72%	2/19/2026	2/19/2033		€6,521	7,527	7,321	0.43
Bitnova Midco S.p.A. (Italy)	(e)	(2)(7)(15)	High Tech Industries	EURIBOR	5.50%	7.82%	2/19/2026	2/19/2033		€—	(39)	(36)	0.00

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
BlueCat Networks, Inc. (Canada)	(a)(b)(f)	(2)(3)(7)	High Tech Industries	SOFR	5.50%	9.16%	8/8/2022	8/8/2028	$26,281	$26,063	$25,837	1.50%
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	2.75%, 3.25% PIK	9.73%	9/30/2019	3/31/2028	28,378	28,346	26,042	1.51
Businessolver.com, Inc.	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.23%	12/3/2025	12/3/2032	18,867	18,760	18,557	1.08
Calabrio, Inc.	(c)	(2)	Telecommunications	SOFR	4.00%	7.67%	11/26/2025	11/26/2032	10,000	9,532	7,708	0.45
Celerion Buyer, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.63%	5/18/2026	5/8/2033	21,615	21,379	21,376	1.24
Chartwell Cumming Holding Corporation	(c)	(2)(3)(15)	Construction & Building	SOFR	4.75%	8.48%	6/16/2026	6/16/2033	2,780	2,664	2,664	0.15
CircusTrix Holdings, LLC	(a)(b)(f)	(2)(3)	Leisure Products & Services	SOFR	6.75%	10.40%	7/18/2023	7/14/2028	9,750	9,636	9,184	0.53
Cliffwater LLC	(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.50%	8.14%	4/22/2025	4/22/2032	36,078	35,736	35,885	2.09
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.35%	7/30/2023	7/30/2028	1,145	1,136	1,157	0.07
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.73%	5/22/2024	5/22/2029	12,559	12,429	12,432	0.72
Cority Software Inc. (Canada)	(b)(f)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.16%	10/31/2025	10/31/2032	44,792	44,560	44,542	2.59
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	5.63%	9.29%	1/29/2025	8/1/2028	7,490	7,402	4,269	0.25
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.16%	2/18/2025	5/15/2031	2,351	2,287	1,195	0.07
Coupa Holdings, LLC	(c)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.91%	2/27/2023	2/28/2030	2,407	2,371	2,407	0.14
CST Holding Company	(c)(f)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.64%	11/1/2022	11/1/2028	2,405	2,369	2,401	0.14
Dance Midco S.a.r.l. (United Kingdom)	(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.44%	10/25/2024	10/25/2031	€12,648	13,445	14,334	0.83
DCA Buyer LLC	(a)(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%, 2.25% PIK	10.16%	6/2/2026	6/2/2031	6,335	6,335	6,335	0.37
DCA Buyer LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.66%	6/2/2026	6/2/2031	937	928	937	0.05
Deerfield Dakota Holding, LLC	(c)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.48%	9/12/2025	9/12/2032	46,358	45,947	45,357	2.64
Deerfield Dakota Holding, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	5.25%	8.98%	9/12/2025	9/12/2032	1,567	1,529	1,475	0.09
Denali Intermediate Holdings, Inc.	(c)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.15%	8/26/2025	8/26/2032	14,559	14,417	14,445	0.84
Denali Midco 2, LLC	(c)(f)	(2)(3)	Consumer Services	SOFR	5.50%	9.14%	9/15/2022	12/22/2028	8,423	8,318	8,373	0.49
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	8.67%	8/4/2020	8/4/2030	636	629	616	0.04
Divisions Holding Corporation	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.23%	4/17/2025	4/17/2032	18,582	18,400	18,606	1.08

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Dwyer Instruments, Inc.	(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.48%	7/21/2021	7/21/2029		$28,405	$28,209	$28,405	1.65%
Einstein Parent, Inc.	(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.91%	1/22/2025	1/22/2031		30,371	29,834	29,028	1.69
Eliassen Group, LLC	(b)(f)	(2)(3)	Business Services	SOFR	5.75%	9.48%	4/14/2022	4/14/2028		20,845	20,734	19,916	1.16
Ellkay, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.00%, 3.50% PIK	10.13%	5/14/2025	9/14/2030		35,660	35,361	34,207	1.99
Eltera Bidco AS (Norway)	(e)	(2)(7)(15)	Business Services	NIBOR	5.00%	9.54%	5/11/2026	5/12/2033	NOK	61,361	6,550	6,072	0.35
Embark Intermediate Holdings, LLC	(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.14%	9/2/2025	9/2/2032		9,233	9,126	9,126	0.53
Enkindle Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.85%, 4.20% PIK	11.79%	4/16/2025	4/16/2031		£1,583	1,904	2,026	0.12
Enkindle Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.85%, 4.20% PIK	11.79%	4/16/2025	4/16/2031		£4,220	5,445	5,472	0.32
Enverus, Inc.	(a)(b)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.15%	12/18/2025	12/18/2032		13,061	13,002	12,934	0.75
Espresso Bidco Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.49%	3/25/2025	3/25/2032		20,071	19,795	19,767	1.15
Essential Services Holding Corporation	(c)	(2)(3)	Consumer Services	SOFR	2.88%, 2.88% PIK	9.43%	6/17/2024	6/17/2031		762	756	755	0.04
Essential Services Holding Corporation	(c)	(2)(3)(15)	Consumer Services	SOFR	5.25%	8.93%	6/17/2024	6/17/2031		41	40	40	0.00
Ethos Bidco, Ltd. (United Kingdom)	(d)	(2)(7)	Healthcare & Pharmaceuticals	SONIA	5.25%	8.98%	3/12/2026	3/12/2033		£7,033	9,301	9,189	0.53
Excel Fitness Holdings, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.38%	4/29/2022	4/29/2030		—	(6)	(19)	0.00
Excel Fitness Holdings, Inc.	(f)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.48%	8/11/2022	4/29/2030		8,838	8,779	8,647	0.50
Excelitas Technologies Corp.	(b)	(2)	Capital Equipment	EURIBOR	5.25%	7.46%	8/12/2022	8/12/2029		€3,164	3,287	3,609	0.21
Excelitas Technologies Corp.	(a)(b)(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.89%	8/12/2022	8/12/2029		6,097	6,042	6,086	0.35
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.71%	8/15/2025	8/15/2032		€5,247	6,128	5,861	0.34
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.15%	8/15/2025	8/15/2032		22,421	22,367	21,820	1.27
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00% (100% PIK)	8.63%	7/25/2025	6/30/2029		89	87	89	0.01
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00% (100% PIK)	8.67%	7/25/2025	6/30/2029		171	171	171	0.01
Fullsteam Operations LLC	(c)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	8.90%	8/8/2025	8/8/2031		6,767	6,685	6,404	0.37
Generator US Buyer, Inc.	(b)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.36%	10/1/2024	7/22/2030		1,655	1,635	1,630	0.09
GGG Midco, LLC	(b)(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.42%	4/1/2026	4/1/2033		18,439	18,166	18,167	1.06
GI DI Emerald Intermediate Limited (United Kingdom)	(d)	(2)(3)(7)	Business Services	EURIBOR	4.75%	7.04%	2/12/2026	2/12/2033		€1,813	2,090	2,052	0.12
GI DI Emerald Intermediate Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Business Services	SOFR	4.75%	8.48%	2/12/2026	2/12/2033		2,942	2,890	2,890	0.17

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Goose Borrower, L.P.	(c)	(2)(3)(15)	Software	SOFR	4.75%	8.48%	2/3/2026	3/2/2033	$15,737	$15,559	$15,560	0.90%
Greenhouse Software, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.48%	3/1/2021	9/1/2028	32,796	32,468	32,420	1.88
GS AcquisitionCo, Inc.	(a)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.98%	3/26/2024	5/25/2028	1,136	1,132	1,050	0.06
Guidehouse LLP	(a)(c)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.39%	9/30/2022	12/16/2030	80	80	76	0.00
Gymspa (France)	(d)(e)	(2)(7)(15)	Leisure Products & Services	EURIBOR	5.75%, 1.75% PIK	9.78%	5/14/2025	5/14/2031	€9,973	10,855	11,456	0.67
Hadrian Acquisition Limited (United Kingdom)	(d)(e)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.19%, 3.29% PIK	12.00%	4/30/2026	2/28/2029	£11,985	15,449	15,938	0.93
Hadrian Acquisition Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.19%, 3.29% PIK	12.00%	2/28/2022	2/28/2029	£8,423	11,077	11,173	0.65
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.48%	2/10/2022	12/15/2026	3,902	3,898	3,837	0.22
Heartland Home Services, Inc.	(b)(c)(f)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.73%	12/15/2020	12/15/2026	30,488	30,433	30,016	1.74
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	6.75%	10.49%	12/15/2020	12/15/2026	2,862	2,858	2,818	0.16
Hercules Borrower LLC	(a)(b)(f)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.48%	12/14/2020	12/14/2028	17,668	17,547	17,535	1.02
Hermes BidCo Germany GmbH (Germany)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.54%	4/29/2026	4/29/2033	€8,446	9,668	9,457	0.55
Higginbotham Insurance Agency, Inc.	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.14%	12/11/2025	6/11/2031	13,364	13,289	13,258	0.77
Holding Argon (France)	(e)	(2)(7)(15)	Business Services	EURIBOR	6.00%	8.24%	1/16/2026	4/16/2032	€1,405	1,587	1,499	0.09
Holding Argon (France)	(d)	(2)(7)	Business Services	EURIBOR	6.00%	8.24%	4/16/2025	4/16/2032	€13,142	14,579	14,603	0.85
Holding Argon (France)	(e)	(2)(7)	Business Services	SOFR	6.00%	9.68%	1/16/2026	4/16/2032	445	445	436	0.03
Hoosier Intermediate, LLC	(a)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.65%	11/15/2021	11/15/2028	15,779	15,638	15,779	0.92
Horizon Avionics Buyer, LLC	(c)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.49%	10/25/2025	3/28/2032	3,747	3,725	3,726	0.22
HS Spa Holdings Inc.	(a)(f)	(2)(3)(15)	Consumer Services	SOFR	5.25%	8.88%	6/2/2022	6/2/2029	8,665	8,572	8,599	0.50
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	8.91%	3/12/2024	6/2/2029	632	628	627	0.04
Hyphen Solutions, LLC	(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.14%	8/6/2025	8/6/2032	6,748	6,710	6,635	0.39
Icefall Parent, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	4.50%	8.23%	1/26/2024	1/26/2030	7,566	7,456	7,503	0.44
iCIMS, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	8/18/2022	8/18/2028	28,379	28,189	27,076	1.57
IEM New Sub 2, LLC	(b)(c)(f)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.37%	12/3/2025	12/3/2031	19,705	19,549	19,609	1.14
IG Investments Holdings, LLC	(b)	(2)(3)(15)	Business Services	SOFR	5.00%	8.66%	11/1/2024	9/22/2028	4,055	4,055	4,055	0.24
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.23%	5/28/2021	5/28/2027	€35,358	42,515	40,401	2.35

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
IQN Holding Corp.	(a)(b)	(2)(3)(15)	Business Services	SOFR	5.25%	8.99%	5/2/2022	5/2/2029	$11,298	$11,235	$11,204	0.65%
Iron Infinity Buyer Sub, Inc.	(a)(b)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.50%	8.23%	10/16/2025	10/16/2032	34,820	34,707	34,246	1.98
Jawbreaker Parent, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	4.75%	8.48%	1/30/2026	1/30/2033	24,049	23,760	23,763	1.38
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	2.90%, 6.00% PIK	12.53%	12/22/2021	12/31/2029	5,742	4,970	5,742	0.33
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	1.00%, 6.00% PIK	10.63%	12/22/2021	12/31/2029	952	828	952	0.06
Kona Buyer, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.16%	6/27/2025	7/23/2031	11,370	11,280	11,402	0.66
LDS Intermediate Holdings, L.L.C.	(b)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.64%	2/7/2025	2/7/2032	23,814	23,479	23,282	1.35
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.48%	11/25/2025	11/25/2032	9,142	9,006	9,008	0.52
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 6.75% PIK	11.41%	10/18/2019	4/12/2027	9,062	9,061	7,376	0.43
Material Holdings, LLC	(c)	(2)(3)(11)	Business Services	SOFR	2.29%, 3.71% PIK	9.73%	8/19/2021	8/19/2027	14,192	14,192	9,311	0.54
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.73%	8/19/2021	8/19/2027	4,040	1,312	—	—
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.73%	6/25/2025	8/19/2027	1,110	1,110	1,110	0.06
Matterhorn Finco, Inc.	(c)	(2)(3)(15)	Software	SOFR	5.50%	9.23%	3/5/2026	3/5/2033	18,056	17,854	17,856	1.04
Merative L.P.	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.23%	9/30/2025	9/30/2032	40,971	40,744	40,971	2.38
Mindbody, Inc.	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	6.00%	9.73%	3/30/2026	3/30/2033	21,475	21,122	21,122	1.23
Modernizing Medicine, Inc.	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.48%	4/30/2025	4/30/2032	12,060	11,950	12,071	0.70
Monarch Buyer, Inc.	(a)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.75%	8.49%	6/2/2025	6/2/2032	25,836	25,515	25,339	1.47
More Cowbell II, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.24%	9/3/2025	9/1/2030	15,938	15,938	15,938	0.93
NFO Orange Buyer, LLC	(c)(f)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.13%	1/13/2026	1/13/2033	11,954	11,882	11,883	0.69
North Haven Fairway Buyer, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.74%	5/17/2022	5/17/2028	35,195	34,876	34,993	2.03
Nuzoa Bidco, S.L.U. (Spain)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.10%	6/24/2025	6/24/2032	€6,657	7,544	7,451	0.43
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.23%	4/28/2022	5/31/2028	7,651	7,621	7,587	0.44
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.23%	2/1/2024	5/31/2028	2,651	2,620	2,585	0.15
OEConnection, LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.14%	12/23/2025	12/23/2032	9,950	9,869	9,728	0.57
OEI, Inc.	(b)(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.23%	12/29/2025	12/29/2032	23,373	23,091	23,732	1.38

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Onward Acquierco, Inc.	(c)	(2)(3)(15)	Software	SOFR	2.38%, 2.68% PIK	8.69%	4/1/2026	4/1/2033	$11,685	$11,549	$11,550	0.67%
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	3.25%, 2.50% PIK	7.96%	10/30/2024	10/30/2031	€3,005	3,239	3,162	0.18
Optimizely North America Inc.	(b)(f)	(2)(3)(15)	High Tech Industries	SOFR	3.00%, 2.50% PIK	9.14%	10/30/2024	10/30/2031	8,895	8,813	8,101	0.47
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	3.50%, 2.50% PIK	9.73%	10/30/2024	10/30/2031	£1,202	1,547	1,474	0.09
Orbcomm Inc.	(b)(c)(f)	(2)(15)	Telecommunications	SOFR	5.25%	8.98%	4/27/2026	4/27/2032	27,429	27,088	27,090	1.57
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.55%	12/4/2024	12/4/2031	€1,881	1,975	2,128	0.12
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	9.90%	12/4/2024	12/4/2031	4,970	4,912	4,921	0.29
Orthrus Limited (United Kingdom)	(e)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	9.90%	7/24/2025	12/4/2031	719	719	712	0.04
Orthrus Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	9.98%	12/4/2024	12/4/2031	£2,105	2,687	2,759	0.16
PAM Bidco Limited (United Kingdom)	(d)(e)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£82	108	107	0.01
PAM Bidco Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.03%	10/29/2024	10/29/2031	£6,955	8,890	9,143	0.53
PDI TA Holdings, Inc	(b)	(2)(3)	Software	SOFR	3.50%, 2.50% PIK	9.74%	2/1/2024	2/1/2031	8,315	8,293	7,766	0.45
Pound Bidco Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	5.25%	8.95%	2/1/2021	5/1/2029	1,800	1,796	1,790	0.10
Pound Bidco Inc. (Canada)	(a)(b)(f)	(2)(3)(7)	Software	SOFR	5.25%	8.89%	11/21/2023	5/1/2029	20,008	19,957	19,935	1.16
PPV Intermediate Holdings, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	8.92%	8/7/2024	8/31/2029	3,386	3,330	3,044	0.18
PPV Intermediate Holdings, LLC	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.42%	8/7/2024	8/31/2029	18,612	18,572	18,228	1.06
PPV Intermediate Holdings, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.67%	8/7/2024	8/31/2029	229	229	223	0.01
Project Castle, Inc.	(f)	(2)(3)(8)	Capital Equipment	SOFR	5.50%	9.13%	6/24/2022	6/1/2029	7,219	6,796	1,666	0.10
Propio LS, LLC	(b)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.48%	5/12/2025	5/12/2030	12,010	11,910	11,725	0.68
PROS Parent, Inc.	(b)(c)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.40%	12/9/2025	12/9/2032	22,988	22,928	22,944	1.33
PXO Holdings I Corp.	(a)(b)(f)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.23%	3/8/2022	3/8/2028	11,555	11,462	11,350	0.66
QBS Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.23%	11/7/2024	6/3/2032	22,544	22,380	22,097	1.28
Radwell Parent, LLC	(a)(b)(c)(f)	(2)(3)(15)	Wholesale	SOFR	4.75%	8.48%	12/1/2022	4/1/2030	11,775	11,630	11,752	0.68
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.14%	12/19/2024	12/19/2031	7,688	7,624	7,649	0.44

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Ranpak Corp.	(c)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.14%	12/19/2024	12/19/2031		$12,012	$11,912	$11,952	0.69%
Rialto Management Group, LLC	(b)(c)(f)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.64%	12/5/2024	12/5/2030		18,289	18,193	18,082	1.05
Rotation Buyer, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.49%	12/27/2024	12/27/2031		12,948	12,816	12,616	0.73
Saguaro Buyer, LLC	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.23%	7/3/2025	7/3/2032		15,797	15,621	15,628	0.91
SCHP Purchaser, INC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.16%	10/24/2025	10/24/2032		18,601	18,401	18,438	1.07
SCHP Purchaser, INC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.63%	5/29/2026	10/24/2032		4,048	4,008	4,064	0.24
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.39%	10/7/2022	10/7/2029		159	157	159	0.01
Seahawk Bidco, LLC	(b)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.73%	12/19/2024	12/19/2031		32,684	32,502	32,370	1.88
SIG Parent Holdings, LLC	(a)(b)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	8.39%	2/25/2026	8/21/2031		3,921	3,760	3,841	0.22
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.57%	3/19/2025	3/19/2032		€4,511	4,888	5,103	0.30
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.87%	3/19/2025	3/19/2032		6,815	6,677	6,714	0.39
SitusAMC Holdings Corporation	(b)(c)(f)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.23%	5/14/2025	5/14/2031		27,485	27,368	27,315	1.59
Smarsh Inc.	(a)(b)(f)	(2)(3)(15)	Software	SOFR	4.75%	8.48%	2/18/2022	2/18/2029		4,728	4,682	4,633	0.27
Specialty Pharma III, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.45%	12/23/2025	12/23/2032		28,775	28,624	28,682	1.67
Speedstar Holding LLC	(b)(c)(f)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.73%	7/2/2024	7/22/2027		17,897	17,801	14,434	0.84
SPF Borrower, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	9.98%	2/1/2024	2/1/2028		10,444	10,444	10,444	0.61
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.38%	2/1/2024	2/1/2028		4,225	4,225	4,225	0.25
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.85%	9/25/2025	7/25/2028		3,940	3,882	3,847	0.22
Spotless Brands, LLC	(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.60%	6/21/2022	7/25/2028		32,862	32,490	32,862	1.91
Summit Bidco, Inc. (Canada)	(c)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.09%	10/1/2025	10/1/2032	C$	7,441	5,283	5,194	0.30
Tank Holding Corp.	(a)(b)(c)(f)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.38%	3/31/2022	3/31/2028		24,655	24,492	22,485	1.31
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.64%	9/26/2024	3/31/2028		2,804	2,788	2,572	0.15
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.98%	9/17/2024	9/17/2031		22,070	21,834	22,070	1.28
Thor (BC) Bidco AB (Sweden)	(e)	(2)(7)	Wholesale	STIBOR	5.00%	7.06%	6/1/2026	6/1/2033	SEK	74,240	7,905	7,580	0.44

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Thor (BC) Bidco AB (Sweden)	(e)	(2)(7)(15)	Wholesale	STIBOR	5.00%	7.32%	6/1/2026	6/1/2033	SEK	—	$(11)	$(15)	0.00%
Total Power Limited (Canada)	(b)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.84%	7/22/2024	7/22/2030	C$	9,098	6,487	6,300	0.37
Trintech, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	4.75%	8.39%	1/29/2026	1/29/2033		16,726	16,521	16,294	0.95
TS Imagine Intermediate Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	6.25%	9.91%	6/12/2026	6/12/2031		16,375	16,103	16,101	0.94
Tufin Software North America, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.58%	8/17/2022	8/17/2028		30,091	29,830	30,091	1.75
U.S. Legal Support, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	8.92%	11/30/2018	5/31/2027		20,848	20,848	20,652	1.20
UFT Buyer LLC	(c)	(2)(3)(15)	Environmental Industries	SOFR	2.25%, 2.75% PIK	8.73%	12/4/2025	12/4/2032		18,466	18,233	18,374	1.07
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(8)(11)	Environmental Industries	SOFR	1.00%, 5.75% PIK	10.38%	4/13/2020	6/13/2028		50,523	49,978	15,661	0.91
USR Parent Inc.	(f)	(2)(3)(10)	Retail	SOFR	7.60%	11.22%	4/22/2022	4/25/2027		1,842	1,839	1,825	0.11
Vensure Employer Services, Inc.	(a)(b)(c)(f)	(2)(3)	Business Services	SOFR	5.00%	8.73%	9/27/2024	9/27/2031		25,066	24,866	24,681	1.43
Victors Purchaser, LLC	(b)(c)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.24%	12/23/2025	12/23/2032		17,222	17,164	17,174	1.00
Vienna Bidco Limited (United Kingdom)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.38%	8/20/2025	8/20/2030		£7,264	9,533	9,394	0.55
Whitney Merger Sub, Inc.	(c)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.48%	7/3/2025	7/3/2032		34,094	33,749	33,393	1.94
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.98%	10/29/2021	12/29/2028		18,596	18,511	11,823	0.69
World 50, Inc.	(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	3/22/2024	3/22/2030		18,593	18,295	18,586	1.08
Wrench Group LLC	(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.48%	9/3/2025	9/3/2032		6,841	6,762	6,795	0.39
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.52%	9/13/2021	9/13/2027		429	427	399	0.02
YLG Holdings, Inc.	(b)(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.43%	9/30/2020	12/23/2030		11,054	10,977	11,043	0.64
First Lien Debt Total											$2,543,500	$2,461,802	143.09%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Second Lien Debt (1.5% of fair value)
AQA Acquisition Holdings, Inc.	(b)(f)	(2)(3)	High Tech Industries	SOFR	6.25%	9.91%	5/14/2021	3/3/2029	$14,410	$14,334	$11,521	0.67%
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,458	2,452	2,458	0.14
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	939	936	941	0.05
Denali Midco 2, LLC	(a)		Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,606	1,590	1,585	0.09
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.63%	7/25/2025	6/30/2029	68	64	68	0.00
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.17%	10/28/2020	10/28/2028	15,147	14,998	14,391	0.85
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.16%	11/16/2020	11/2/2028	13,000	12,899	11,505	0.67
Second Lien Debt Total										$47,273	$42,469	2.47%

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (3.5% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.88%	3/12/2025	4/15/2038	$3,500	$3,500	$3,366	0.20%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.73%	3/28/2025	4/20/2038	4,000	3,963	4,002	0.24
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.73%	11/18/2024	1/20/2038	1,250	1,250	1,232	0.07
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	8.98%	3/28/2025	7/22/2038	4,670	4,670	4,632	0.27
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.88%	11/14/2024	10/17/2037	1,330	1,330	1,330	0.08
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.13%	2/14/2025	4/20/2038	2,500	2,500	2,390	0.14
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.13%	11/22/2024	1/22/2038	3,270	3,270	3,215	0.19
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.63%	11/20/2024	1/15/2038	1,275	1,275	1,227	0.07
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.13%	12/20/2024	1/15/2038	5,000	5,000	4,696	0.27
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.43%	11/15/2024	1/22/2038	3,000	3,000	3,004	0.17
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.63%	2/20/2025	4/15/2038	3,000	3,000	2,845	0.17
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.38%	11/18/2024	1/18/2038	3,000	3,000	2,952	0.17
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.88%	3/11/2025	3/31/2038	4,000	4,000	3,936	0.23
CVC Cordatus Loan Fund X DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.35%	7.67%	1/24/2025	1/26/2038	€1,100	1,155	1,257	0.07
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.88%	3/21/2025	3/22/2038	2,500	2,500	2,511	0.15
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.38%	10/29/2024	10/20/2037	3,250	3,250	3,232	0.19
Empower CLO 2025-1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.90%	9.53%	5/15/2025	7/20/2038	4,000	4,000	3,973	0.23
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.63%	10/18/2024	1/20/2038	2,190	2,190	2,154	0.13

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.38%	10/31/2024	10/20/2037	$3,375	$3,375	$3,169	0.18%
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.43%	11/22/2024	1/15/2038	3,050	3,050	3,019	0.18
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.13%	3/14/2025	4/16/2039	6,000	6,000	5,930	0.34
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.63%	1/30/2025	1/15/2038	1,500	1,500	1,416	0.08
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.73%	11/25/2024	1/15/2038	2,875	2,875	2,790	0.16
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.88%	3/28/2025	4/20/2038	6,000	6,000	5,905	0.34
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.38%	12/19/2024	1/20/2038	3,000	3,000	2,912	0.17
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	9.88%	11/5/2024	1/20/2038	2,000	2,000	1,885	0.11
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.63%	11/20/2024	1/15/2038	2,220	2,220	1,942	0.11
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.03%	11/25/2024	1/25/2038	1,970	1,970	1,942	0.11
Regatta XXIV Funding Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.78%	12/20/2024	1/20/2038	3,000	3,000	2,860	0.17
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.13%	11/26/2024	1/15/2037	2,860	2,860	2,807	0.16
Silver Point CLO 1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.88%	12/23/2024	1/20/2038	2,250	2,250	2,020	0.12
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.38%	11/25/2024	1/15/2038	2,200	2,200	2,079	0.12
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.78%	2/28/2025	4/15/2038	1,500	1,500	1,402	0.08
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.43%	2/13/2025	4/26/2038	1,670	1,670	1,617	0.09
Structured Credit Investments Total										$98,323	$95,649	5.56%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (4.1% of fair value)
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	$6,500	$5,627	0.33%
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	—	—	—
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,811	0.16
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,520	3,582	0.21
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,118	0.06
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	10,381	0.60
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	11	11,327	11,357	0.66
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.63% (100% PIK)	12/31/2024	4,099	1,218	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Comar Aggregator Co, LLC	(b)(c)	(6)(12)	Containers, Packaging & Glass		10/31/2025	25	12,411	12,499	0.73
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	873	0.05
DCA TopCo LP	(a)	(6)(12)	Healthcare & Pharmaceuticals		6/2/2026	408	3,825	3,825	0.22

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	$—	$4	0.00%
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	55	—	—
FS NU Investors, LP	(a)	(6)(8)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	178	—	—
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,529	7,557	0.44
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50%	12/21/2021	24,072	24,073	23,728	1.38
Navacord Intermediate Holdings Inc. (Canada)	(a)	(6)(7)(15)	Diversified Financial Services	11.00% (100% PIK)	2/2/2026	14	10,364	9,940	0.58
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	1,025	0.06
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	177	0.01
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	4,387	4,709	5,082	0.30
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	415	0.02
SPF HoldCo LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,428	5,199	0.30
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	30	78	0.00
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	€1,456	2,745	0.16
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,416	0.14
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	0	—	—	—
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	0	—	—	—
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	0	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	641	641	951	0.06
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	498	0.03
Equity Investments Total							$106,550	$111,888	6.50%
Total investments—non-controlled/non-affiliated							$2,795,646	$2,711,808	157.62%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.9% of fair value)
Align Precision Group, LLC	(b)(c)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.48%	7/3/2025	7/3/2030	$21,374	$21,374	$21,374	1.24%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.48%	7/3/2025	7/3/2030	3,898	3,834	3,898	0.23
First Lien Debt Total										$25,208	$25,272	1.47%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,872	$4,876	0.28%
Equity Investments Total							$5,872	$4,876	0.28%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Par/ Principal Amount *	Cost	Fair Value (5)	% of Net Assets
Investment Funds (0.3% of fair value)
Structured Credit Partners JV, LLC, Class A	(a)	(7)(12)(14)	Investment Funds				2/11/2026	$1	$1	$1	0.00%
Structured Credit Partners JV, LLC, Class B	(a)	(7)(14)	Investment Funds	FIXED	18.70%	18.70%	2/11/2026	7,709	7,709	7,709	0.45
Structured Credit Partners JV, LLC, Class C	(a)	(7)(12)(14)	Investment Funds				2/11/2026	—	—	—	—
Investment Funds Total									$7,710	$7,710	0.45%
Total investments—non-controlled/affiliated									$38,790	$37,858	2.20%
Total investments									$2,834,436	$2,749,666	159.82%

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	£20	$26	8/13/2026	$—
Forward Currency Contract	Barclays Bank PLC	£19	$26	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£19	$26	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	£1,131	$1,510	5/14/2027	(9)
Forward Currency Contract	Barclays Bank PLC	$7	€6	7/22/2026	—
Forward Currency Contract	Barclays Bank PLC	$11	€10	7/22/2026	—
Forward Currency Contract	Barclays Bank PLC	$12	€10	8/14/2026	1
Forward Currency Contract	Barclays Bank PLC	$12	€10	11/13/2026	1
Forward Currency Contract	Barclays Bank PLC	$12	€10	2/16/2027	1
Forward Currency Contract	Barclays Bank PLC	$13	€11	8/14/2026	1
Forward Currency Contract	Barclays Bank PLC	$15	£11	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$15	£11	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$15	£11	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$17	€15	7/22/2026	—
Forward Currency Contract	Barclays Bank PLC	$18	€15	11/16/2026	1
Forward Currency Contract	Barclays Bank PLC	$23	€19	7/14/2026	1
Forward Currency Contract	Barclays Bank PLC	$23	€19	4/14/2027	1
Forward Currency Contract	Barclays Bank PLC	£23	€19	10/14/2026	1
Forward Currency Contract	Barclays Bank PLC	$23	€19	1/14/2027	1
Forward Currency Contract	Barclays Bank PLC	$26	£19	2/12/2027	1
Forward Currency Contract	Barclays Bank PLC	$26	£19	11/13/2026	1
Forward Currency Contract	Barclays Bank PLC	$27	£20	8/13/2026	1

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$37		£28	7/22/2026	$—
Forward Currency Contract	Barclays Bank PLC	$130	C$	176	5/17/2027	4
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	2/16/2027	4
Forward Currency Contract	Barclays Bank PLC	$136	C$	185	11/16/2026	5
Forward Currency Contract	Barclays Bank PLC	$137	C$	187	8/17/2026	5
Forward Currency Contract	Barclays Bank PLC	$143	SEK	1,326	10/16/2026	6
Forward Currency Contract	Barclays Bank PLC	£146	SEK	1,343	1/15/2027	6
Forward Currency Contract	Barclays Bank PLC	$147	SEK	1,346	4/16/2027	6
Forward Currency Contract	Barclays Bank PLC	$160	NOK	1,485	10/14/2026	10
Forward Currency Contract	Barclays Bank PLC	$163	NOK	1,519	4/13/2027	10
Forward Currency Contract	Barclays Bank PLC	$164	NOK	1,525	1/13/2027	10
Forward Currency Contract	Barclays Bank PLC	$183		€156	2/16/2027	3
Forward Currency Contract	Barclays Bank PLC	$194		€166	8/17/2026	3
Forward Currency Contract	Barclays Bank PLC	$199		€170	11/16/2026	4
Forward Currency Contract	Barclays Bank PLC	$202		€171	8/16/2027	4
Forward Currency Contract	Barclays Bank PLC	$207		£155	1/7/2027	2
Forward Currency Contract	Barclays Bank PLC	£209		£156	10/7/2026	2
Forward Currency Contract	Barclays Bank PLC	$210		£156	7/7/2026	2
Forward Currency Contract	Barclays Bank PLC	$216		€183	5/17/2027	4
Forward Currency Contract	Barclays Bank PLC	$382		£291	2/12/2027	(4)
Forward Currency Contract	Barclays Bank PLC	$407		£309	8/13/2026	(3)
Forward Currency Contract	Barclays Bank PLC	$440		£328	7/22/2026	5
Forward Currency Contract	Barclays Bank PLC	$653		€542	3/30/2027	27
Forward Currency Contract	Barclays Bank PLC	$905		£669	5/14/2027	17
Forward Currency Contract	Barclays Bank PLC	$920		€764	3/5/2027	38
Forward Currency Contract	Barclays Bank PLC	$1,184		€971	7/14/2027	56
Forward Currency Contract	Barclays Bank PLC	$1,525		£1,131	5/14/2027	25
Forward Currency Contract	Barclays Bank PLC	$2,305		£1,695	4/15/2027	55
Forward Currency Contract	Barclays Bank PLC	$3,685	C$	5,003	9/26/2028	47
Forward Currency Contract	Barclays Bank PLC	$5,830	C$	7,900	8/4/2027	161
Forward Currency Contract	Barclays Bank PLC	$6,335		£5,234	8/14/2028	152
Forward Currency Contract	Barclays Bank PLC	$6,789	NOK	63,530	5/28/2027	399
Forward Currency Contract	Barclays Bank PLC	$8,084		£6,181	10/29/2027	(118)
Forward Currency Contract	Barclays Bank PLC	$8,263	SEK	75,685	5/28/2027	308
Forward Currency Contract	Barclays Bank PLC	$9,677		£7,254	4/7/2027	51
Forward Currency Contract	Barclays Bank PLC	$10,447		£7,719	8/25/2026	209
Forward Currency Contract	Barclays Bank PLC	$10,975		€9,266	10/25/2027	162

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$11,810	€9,781	11/30/2026	$560
Forward Currency Contract	Barclays Bank PLC	$16,568	€13,677	3/5/2027	772
Forward Currency Contract	Barclays Bank PLC	$19,323	£14,487	4/15/2027	100
Forward Currency Contract	Barclays Bank PLC	$40,773	€34,396	9/15/2026	$1,347
Total Derivative Instruments					$4,459
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
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), or British Pound (“£”).
** Refer to Note 6, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2026, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. As of June 30, 2026, the reference rates for variable rate loans were the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63%, the 180-day SOFR at 3.67%, the daily SONIA at 3.73%, the 30-day EURIBOR at 2.20%, the 90-day EURIBOR at 2.32%, the 180-day EURIBOR at 2.57%, the 30-day CORRA at 2.34%, the 90-day STIBOR at 1.97%, and 90-day NIBOR at 4.57%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $116,764, or 6.79% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of June 30, 2026.
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
As of June 30, 2026
(amounts in thousands) (unaudited)
(11)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(12)Represents a non-income producing security as of June 30, 2026.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of June 30, 2026, the aggregate fair value of these securities is $95,649 or 5.56% of the Company’s net assets.
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. See Note 5, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for more details. Transactions related to the portfolio companies during the six months ended June 30, 2026 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2026	Interest, Dividend, and PIK Income
Align Precision Group, LLC	$20,296	$1,078	$—	$—	$—	$21,374	$1,073
Align Precision Group, LLC	2,885	1,036	(16)	—	(7)	3,898	198
Align Precision Group, LLC (Equity)	5,449	—	—	—	(573)	4,876	—
Structured Credit Partners JV, LLC	—	1	—	—	—	1	—
Structured Credit Partners JV, LLC	—	7,709	—	—	—	7,709	288
Total investments—non-controlled/affiliated	$28,630	$9,824	$(16)	$—	$(580)	$37,858	$1,559

(15)As of June 30, 2026, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Consolidated Statements of Assets and Liabilities:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$1,272	$(9)
AAH Topco., LLC	Delayed Draw	1.00	2,865	(17)
AArete Investment, LLC	Delayed Draw	1.00	3,256	(5)
AArete Investment, LLC	Revolver	0.50	1,302	(2)
Addev Group (France)	Delayed Draw	1.50	€37	(1)
Advanced Infusion Solutions Acquisition, LLC	Delayed Draw	1.00	6,865	(103)
Advanced Infusion Solutions Acquisition, LLC	Revolver	0.50	1,446	(22)
Advanced Web Technologies Holding Company	Revolver	0.50	1,970	(18)
AGS Health BCP LLC	Delayed Draw	1.00	2,364	5
AGS Health BCP LLC	Revolver	0.25	839	2
Align Precision Group, LLC	Delayed Draw	1.00	258	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	2,702	(3)
Alpine Acquisition Corp II	Delayed Draw	0.50	196	—
Alpine Acquisition Corp II	Revolver	0.50	783	—
AmpersCap LLC	Delayed Draw	1.00	9,631	(71)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	725	(14)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	(5)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Apex Companies Holdings, LLC	Delayed Draw	1.00%		$15,570	$(70)
API Holdings III LLC	Delayed Draw	0.50		1,874	(19)
API Holdings III LLC	Revolver	0.50		1,874	(19)
Apollo Purchaser, Inc. (Canada)	Delayed Draw	—	C$	1,995	(14)
Apollo Purchaser, Inc. (Canada)	Revolver	0.50	C$	1,710	(12)
Artifact Bidco, Inc.	Delayed Draw	0.50		172	—
Artifact Bidco, Inc.	Revolver	0.25		123	—
Ascend Buyer, LLC	Revolver	0.50		1,847	(7)
Associations, Inc.	Delayed Draw	—		642	—
Associations, Inc.	Revolver	0.50		872	—
Athlete Buyer, LLC	Revolver	0.50		97	(18)
Atlas US Finco, Inc.	Revolver	0.50		1,143	1
Auditboard, Inc.	Revolver	0.50		1,143	(22)
Azurite Intermediate Holdings, Inc.	Revolver	0.50		397	(7)
Bamboo Health Holdings, LLC	Revolver	0.50		4,542	(10)
BCTO Bobsled Purchaser, Inc.	Delayed Draw	0.50		7,721	(53)
BCTO Bobsled Purchaser, Inc.	Revolver	0.50		2,316	(16)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50		350	(22)
Bingo Group Buyer, Inc.	Delayed Draw	0.75		2,482	(25)
Bingo Group Buyer, Inc.	Revolver	0.50		397	(4)
Bitnova Midco S.p.A. (Italy)	Delayed Draw	1.25		€1,787	(36)
Businessolver.com, Inc.	Delayed Draw	1.00		2,825	(38)
Businessolver.com, Inc.	Revolver	0.50		1,258	(17)
Celerion Buyer, Inc.	Revolver	0.50		2,324	(23)
Chartwell Cumming Holding Corporation	Delayed Draw	1.00		8,126	(81)
Chartwell Cumming Holding Corporation	Revolver	0.50		828	(8)
Cliffwater LLC	Revolver	0.38		3,465	(17)
Cority Software Inc. (Canada)	Revolver	0.38		5,208	(26)
Coupa Holdings, LLC	Revolver	0.50		49	—
CST Holding Company	Revolver	0.50		235	—
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00		€1,013	(9)
Deerfield Dakota Holding, LLC	Revolver	0.50		2,706	(58)
Denali Intermediate Holdings, Inc.	Revolver	0.50		1,179	(9)
Divisions Holding Corporation	Revolver	0.50		1,280	2
Dwyer Instruments, Inc.	Revolver	0.50		448	—
Einstein Parent, Inc.	Revolver	0.50		3,142	(126)
Ellkay, LLC	Revolver	0.50		2,459	(94)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Eltera Bidco AS (Norway)	Delayed Draw	—%	NOK	22,559	$(34)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00		1,429	(13)
Embark Intermediate Holdings, LLC	Revolver	0.50		1,190	(11)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00		£923	(28)
Enverus, Inc.	Delayed Draw	1.00		2,718	(20)
Enverus, Inc.	Revolver	0.50		1,088	(8)
Espresso Bidco Inc.	Delayed Draw	1.00		345	(5)
Espresso Bidco Inc.	Revolver	0.50		1,903	(26)
Essential Services Holding Corporation	Revolver	0.50		52	—
Excel Fitness Holdings, Inc.	Revolver	0.50		891	(19)
Excelitas Technologies Corp.	Revolver	0.50		1,164	(2)
Flexera Software LLC	Revolver	0.38		1,620	(40)
FPG Intermediate Holdco, LLC	Delayed Draw	—		35	—
Fullsteam Operations LLC	Delayed Draw	1.00		2,177	(84)
Fullsteam Operations LLC	Revolver	0.50		490	(19)
GGG Midco, LLC	Delayed Draw	1.00		6,146	(59)
GGG Midco, LLC	Revolver	0.50		3,512	(34)
GI DI Emerald Intermediate Limited (United Kingdom)	Delayed Draw	0.50		1,695	(16)
GI DI Emerald Intermediate Limited (United Kingdom)	Revolver	0.50		847	(8)
Goose Borrower, L.P.	Revolver	0.50		2,792	(27)
Greenhouse Software, Inc.	Revolver	0.50		2,204	(24)
GS AcquisitionCo, Inc.	Revolver	0.50		601	(30)
Gymspa (France)	Delayed Draw	1.73		€554	3
Hercules Borrower LLC	Revolver	0.38		2,160	(15)
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50		10,413	(47)
Holding Argon (France)	Delayed Draw	1.00		€3,268	(75)
Hoosier Intermediate, LLC	Revolver	0.38		2,400	—
Horizon Avionics Buyer, LLC	Delayed Draw	1.00		745	(3)
Horizon Avionics Buyer, LLC	Revolver	0.50		291	(1)
HS Spa Holdings Inc.	Revolver	0.50		873	(6)
Hyphen Solutions, LLC	Delayed Draw	1.00		1,256	(16)
Hyphen Solutions, LLC	Revolver	0.50		754	(10)
Icefall Parent, Inc.	Revolver	0.25		744	(6)
iCIMS, Inc.	Revolver	0.50		1,739	(75)
IEM New Sub 2, LLC	Delayed Draw	1.00		3,842	(16)
IG Investments Holdings, LLC	Revolver	0.50		325	—
IQN Holding Corp.	Revolver	0.38		196	(2)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Iron Infinity Buyer Sub, Inc.	Delayed Draw	0.50%	$10,231	$(119)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(49)
Jawbreaker Parent, Inc.	Delayed Draw	—	3,137	(30)
Jawbreaker Parent, Inc.	Revolver	0.50	3,137	(30)
Kona Buyer, LLC	Delayed Draw	1.00	9,023	14
Kona Buyer, LLC	Revolver	0.50	806	1
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	6,567	(105)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,770	(44)
Leo BuyerCo, LLC	Delayed Draw	1.00	3,429	(31)
Leo BuyerCo, LLC	Revolver	0.50	2,171	(20)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	(1)
Material Holdings, LLC	Delayed Draw	—	808	—
Material Holdings, LLC	Revolver	—	192	—
Matterhorn Finco, Inc.	Revolver	0.25	2,778	(27)
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Mindbody, Inc.	Revolver	0.50	2,684	(39)
Modernizing Medicine, Inc.	Revolver	0.50	1,099	1
Monarch Buyer, Inc.	Delayed Draw	1.00	7,550	(102)
Monarch Buyer, Inc.	Revolver	0.50	3,463	(47)
More Cowbell II, LLC	Delayed Draw	0.50	1,112	—
More Cowbell II, LLC	Revolver	0.50	2,225	—
NFO Orange Buyer, LLC	Delayed Draw	—	2,375	(11)
NFO Orange Buyer, LLC	Revolver	0.50	712	(3)
North Haven Fairway Buyer, LLC	Revolver	0.50	393	(2)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(41)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,373	(22)
Oak Purchaser, Inc.	Revolver	0.50	706	(6)
OEConnection, LLC	Delayed Draw	0.50	5,839	(75)
OEConnection, LLC	Revolver	0.50	1,538	(20)
OEI, Inc.	Delayed Draw	1.00	10,651	100
OEI, Inc.	Revolver	0.50	4,260	40
Onward Acquierco, Inc	Delayed Draw	0.50	4,976	(36)
Onward Acquierco, Inc	Revolver	0.50	2,073	(15)
Optimizely North America Inc.	Revolver	0.50	1,364	(106)
Orbcomm Inc.	Delayed Draw	—	3,005	(29)
Orbcomm Inc.	Revolver	0.50	4,565	(44)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Orthrus Limited (United Kingdom)	Delayed Draw	1.00%		£421	$(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19		£1,411	(14)
Pound Bidco Inc. (Canada)	Revolver	0.50		858	(3)
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		5,267	(208)
PPV Intermediate Holdings, LLC	Revolver	0.50		1,010	(20)
Propio LS, LLC	Revolver	0.50		251	(6)
PROS Parent, Inc.	Revolver	0.38		2,665	(5)
PXO Holdings I Corp.	Revolver	0.50		293	(5)
QBS Parent, Inc.	Delayed Draw	1.00		11,546	(135)
QBS Parent, Inc.	Revolver	0.50		4,279	(50)
Radwell Parent, LLC	Delayed Draw	0.50		13,637	(12)
Radwell Parent, LLC	Revolver	0.38		256	—
Rialto Management Group, LLC	Revolver	0.50		894	(10)
Rotation Buyer, LLC	Delayed Draw	1.00		2,257	(47)
Rotation Buyer, LLC	Revolver	0.50		865	(18)
Saguaro Buyer, LLC	Delayed Draw	1.00		2,597	(22)
Saguaro Buyer, LLC	Revolver	0.50		1,531	(13)
SCHP Purchaser, INC	Revolver	0.50		3,100	(23)
SCP Eye Care HoldCo, LLC	Revolver	0.50		14	—
Seahawk Bidco, LLC	Revolver	0.50		1,924	(17)
SIG Parent Holdings, LLC	Delayed Draw	0.75		15,217	(62)
SIG Parent Holdings, LLC	Revolver	0.38		459	(2)
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,286	(16)
Smarsh Inc.	Delayed Draw	1.00		726	(12)
Smarsh Inc.	Revolver	0.50		261	(4)
Specialty Pharma III, Inc.	Revolver	0.50		3,197	(9)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(315)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Delayed Draw	1.00		6,504	(58)
Spotless Brands, LLC	Revolver	0.50		1,096	—
Summit Bidco, Inc. (Canada)	Revolver	0.38	C$	962	(6)
Tank Holding Corp.	Revolver	0.38		731	(63)
The Chartis Group, LLC	Delayed Draw	1.00		4,801	—
The Chartis Group, LLC	Revolver	0.50		3,187	—
Thor (BC) Bidco AB (Sweden)	Delayed Draw	—	SEK	14,897	(15)
Total Power Limited (Canada)	Delayed Draw	1.00	C$	824	(9)
Total Power Limited (Canada)	Revolver	0.50	C$	831	(9)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Trintech, Inc.	Delayed Draw	0.75%	$2,788	$(56)
Trintech, Inc.	Revolver	0.50	2,091	(42)
TS Imagine Intermediate Inc.	Delayed Draw	—	545	(8)
TS Imagine Intermediate Inc.	Revolver	0.50	1,364	(20)
Tufin Software North America, Inc.	Revolver	0.50	2,820	—
U.S. Legal Support, Inc.	Revolver	0.50	816	(7)
UFT Buyer LLC	Delayed Draw	0.50	4,679	(17)
UFT Buyer LLC	Revolver	0.50	2,303	(8)
Victors Purchaser, LLC	Delayed Draw	0.50	1,330	(3)
Victors Purchaser, LLC	Revolver	0.50	2,282	(5)
Whitney Merger Sub, Inc.	Revolver	0.50	4,895	(88)
Wineshipping.com LLC	Delayed Draw	—	949	(325)
Wineshipping.com LLC	Revolver	0.50	238	(82)
World 50, Inc.	Revolver	0.50	860	—
Wrench Group, LLC	Delayed Draw	1.00	938	(5)
Wrench Group, LLC	Revolver	0.50	937	(5)
YLG Holdings, Inc.	Delayed Draw	1.00	592	(1)
YLG Holdings, Inc.	Revolver	0.50	264	—
Total unfunded commitments			$440,341	$(4,660)
The type of investments as of June 30, 2026 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,568,708	$2,487,074	90.5%
Second Lien Debt	47,273	42,469	1.5
Equity Investments	112,422	116,764	4.2
Structured Credit Investments	98,323	95,649	3.5
Investment Funds	7,710	7,710	0.3
Total	$2,834,436	$2,749,666	100.0%
The rate type of debt investments as of June 30, 2026 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,709,218	$2,620,101	99.8%
Fixed Rate	5,086	5,091	0.2
Total	$2,714,304	$2,625,192	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)
The industry composition of investments as of June 30, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$48,553	$47,615	1.7%
Auto Aftermarket & Services	49,684	45,247	1.6
Beverage & Food	18,785	11,823	0.4
Business Services	241,857	238,073	8.7
Capital Equipment	105,701	102,363	3.7
Chemicals, Plastics & Rubber	35,395	34,753	1.3
Construction & Building	106,275	99,557	3.6
Consumer Goods: Durable	427	399	0.0
Consumer Goods: Non-Durable	4,611	4,682	0.2
Consumer Services	238,104	230,181	8.4
Containers, Packaging & Glass	64,315	64,429	2.3
Diversified Financial Services	298,086	298,027	10.9
Energy: Electricity	27,671	27,539	1.0
Energy: Oil & Gas	35,382	35,031	1.3
Environmental Industries	113,117	79,089	2.9
Healthcare & Pharmaceuticals	437,300	437,004	16.0
High Tech Industries	116,314	111,668	4.1
Investment Funds	7,710	7,710	0.3
Leisure Products & Services	154,659	152,157	5.5
Media: Broadcasting & Subscription	14,417	14,445	0.5
Media: Diversified & Production	13,445	14,334	0.5
Retail	17,340	17,224	0.6
Software	382,849	381,266	13.9
Sovereign & Public Finance	80	76	0.0
Structured Credit	98,323	95,649	3.5
Telecommunications	43,982	42,147	1.5
Transportation: Cargo	59,249	58,175	2.1
Transportation: Consumer	37,576	36,190	1.3
Utilities: Oil & Gas	34,707	34,246	1.2
Utilities: Water	8,998	9,250	0.3
Wholesale	19,524	19,317	0.7
Total	$2,834,436	$2,749,666	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)
The geographical composition of investments as of June 30, 2026 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,242	$2,281	0..1%
Bermuda	2,860	2,807	0.1
Canada	126,607	131,525	4.8
Cayman Islands	90,808	88,333	3.2
France	27,893	28,415	1.0
Germany	9,668	9,457	0.3
Ireland	12,720	13,074	0.5
Italy	30,629	31,567	1.1
Luxembourg	61,872	58,729	2.1
Netherlands	7,624	7,649	0.3
Norway	6,550	6,072	0.3
Spain	7,544	7,451	0.3
Sweden	9,062	7,980	0.3
United Kingdom	103,714	105,024	3.8
United States	2,334,643	2,249,302	81.8
Total	$2,834,436	$2,749,666	100.0%
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Kona Buyer, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.15%	6/27/2025	7/23/2031	$—	$(96)	$70	0.00%
LDS Intermediate Holdings, L.L.C.	(a)(b)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2025	2/7/2032	23,934	23,574	23,826	1.35
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.42%	11/25/2025	11/25/2032	8,571	8,426	8,424	0.48
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	12.59%	10/18/2019	3/31/2027	8,784	8,784	7,747	0.44
Material Holdings, LLC	(c)	(2)(3)(11)	Business Services	SOFR	4.62%, 1.38% PIK	9.67%	8/19/2021	8/19/2027	14,578	14,578	11,241	0.64
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.65%	8/19/2021	8/19/2027	3,654	1,118	—	—
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.67%	6/25/2025	8/19/2027	499	499	499	0.03
Medical Manufacturing Technologies, LLC	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.44%	12/23/2021	12/23/2027	27,967	27,717	27,962	1.58
Merative L.P.	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	9/30/2025	9/30/2032	41,176	40,933	41,176	2.33
Modernizing Medicine, Inc.	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.92%	4/30/2025	4/30/2032	11,925	11,807	11,942	0.68
Monarch Buyer, Inc.	(a)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.32%	6/2/2025	6/2/2032	23,746	23,401	23,366	1.32
More Cowbell II, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.24%	9/3/2025	9/1/2030	16,018	16,018	16,012	0.91
NEFCO Holding Company LLC	(b)(c)(f)	(2)(3)(15)	Construction & Building	SOFR	5.00%	8.97%	8/5/2022	8/5/2028	39,615	39,243	39,616	2.24
North Haven Fairway Buyer, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.77%	5/17/2022	5/17/2028	33,569	33,171	33,300	1.89
Nuzoa Bidco, S.L.U. (Spain)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.02%	6/24/2025	6/24/2032	€6,657	7,531	7,663	0.43
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.35%	4/28/2022	5/31/2028	9,146	9,080	9,120	0.52
Oak Purchaser, Inc.	(a)(b)(f)	(2)(3)	Business Services	SOFR	5.50%	9.37%	2/1/2024	5/31/2028	1,039	1,027	1,028	0.06
OEConnection, LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.23%	12/23/2025	12/23/2032	9,950	9,864	9,864	0.56
OEI, Inc.	(b)(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.19%	12/29/2025	12/29/2032	23,432	23,144	23,144	1.31
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.15%	10/30/2024	10/30/2031	€3,008	3,238	3,478	0.20
Optimizely North America Inc.	(b)(f)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	8.72%	10/30/2024	10/30/2031	8,902	8,814	8,735	0.49
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	9.22%	10/30/2024	10/30/2031	£1,203	1,547	1,597	0.09
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.28%	12/4/2024	12/4/2031	€1,855	1,943	2,159	0.12

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.02%	12/4/2024	12/4/2031	$4,902	$4,839	$4,853	0.27%
Orthrus Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.22%	12/4/2024	12/4/2031	£2,077	2,647	2,766	0.16
Orthrus Limited (United Kingdom)	(e)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.15%	7/24/2025	12/4/2031	708	708	701	0.04
PAM Bidco Limited (United Kingdom)	(d)(e)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£78	103	104	0.01
PAM Bidco Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.26%	10/29/2024	10/29/2031	£6,619	8,420	8,782	0.50
PDI TA Holdings, Inc	(b)	(2)(3)(15)	Software	SOFR	5.50%	9.34%	2/1/2024	2/1/2031	8,150	8,147	7,920	0.45
PF Atlantic Holdco 2, LLC	(c)(f)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2021	11/12/2027	35,920	35,640	35,920	2.03
PPV Intermediate Holdings, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.07%	8/7/2024	8/31/2029	3,403	3,339	3,403	0.19
PPV Intermediate Holdings, LLC	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.82%	8/7/2024	8/31/2029	18,354	18,309	18,305	1.04
PPV Intermediate Holdings, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.57%	8/7/2024	8/31/2029	231	230	230	0.01
Project Castle, Inc.	(f)	(2)(3)	Capital Equipment	SOFR	5.50%	9.36%	6/24/2022	6/1/2029	7,256	6,804	4,671	0.26
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.80%	2/1/2021	2/1/2027	1,800	1,793	1,796	0.10
Prophix Software Inc. (Canada)	(a)(b)(f)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.72%	11/21/2023	2/1/2027	19,710	19,618	19,677	1.11
Propio LS, LLC	(b)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.46%	5/12/2025	5/12/2030	12,138	12,028	12,070	0.68
PROS Parent, Inc.	(b)(c)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.49%	12/9/2025	12/9/2032	22,988	22,924	22,924	1.30
PXO Holdings I Corp.	(a)(b)(f)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.20%	3/8/2022	3/8/2028	11,415	11,299	11,225	0.64
QBS Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.17%	11/7/2024	6/3/2032	22,308	22,133	22,551	1.28
Radwell Parent, LLC	(b)(c)(f)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.17%	12/1/2022	4/1/2029	11,399	11,308	11,399	0.65
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2024	12/19/2031	7,727	7,658	7,727	0.44
Ranpak Corp.	(c)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2024	12/19/2031	12,073	11,965	12,073	0.68
Rialto Management Group, LLC	(b)(c)(f)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2024	12/5/2030	18,289	18,184	18,300	1.04
Rotation Buyer, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2024	12/27/2031	12,861	12,718	12,720	0.72

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Saguaro Buyer, LLC	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.23%	7/3/2025	7/3/2032		$13,401	$13,212	$13,361	0.76%
SCHP Purchaser, INC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2025	10/24/2032		18,601	18,389	18,389	1.04
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.23%	10/7/2022	10/7/2029		155	153	155	0.01
Seahawk Bidco, LLC	(a)(b)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.47%	12/19/2024	12/19/2031		30,785	30,577	30,872	1.75
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.27%	3/19/2025	3/19/2032		€4,511	4,882	5,235	0.30
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2025	3/19/2032		6,815	6,667	6,714	0.38
SitusAMC Holdings Corporation	(b)(c)(f)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.17%	5/14/2025	5/14/2031		27,623	27,496	27,419	1.55
Smarsh Inc.	(a)(b)(f)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	2/18/2022	2/18/2029		4,523	4,470	4,522	0.26
Specialty Pharma III, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.40%	12/23/2025	12/23/2032		28,318	28,159	28,158	1.59
Speedstar Holding LLC	(b)(c)(f)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.84%	7/2/2024	7/22/2027		17,988	17,848	17,222	0.98
SPF Borrower, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	9.92%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.59
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.17%	2/1/2024	2/1/2028		3,955	3,955	3,955	0.22
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.75%	9/25/2025	7/25/2028		1,510	1,439	1,441	0.08
Spotless Brands, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.62%	6/21/2022	7/25/2028		33,250	32,794	33,421	1.89
Summit Bidco, Inc. (Canada)	(c)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.21%	10/1/2025	10/1/2032	C$	5,563	3,929	3,993	0.23
Tank Holding Corp.	(a)(b)(c)(f)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2022	3/31/2028		24,686	24,480	22,486	1.27
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.72%	9/26/2024	3/31/2028		2,818	2,798	2,574	0.15
TCFI Aevex LLC	(c)(f)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.72%	3/18/2020	3/18/2028		27,680	27,657	27,004	1.53
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		21,671	21,416	21,973	1.24
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.76%	7/22/2024	7/22/2030	C$	9,070	6,457	6,543	0.37
Tufin Software North America, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.65%	8/17/2022	8/17/2028		30,244	29,927	30,113	1.71
Turbo Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	12/2/2019	6/1/2026		45,417	45,395	45,417	2.57
U.S. Legal Support, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.22%	11/30/2018	5/31/2026		21,098	21,092	21,022	1.19
UFT Buyer LLC	(c)	(2)(3)(15)	Environmental Industries	SOFR	4.50%	8.27%	12/4/2025	12/4/2032		16,732	16,483	16,481	0.93
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)(15)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.13%	4/13/2020	4/13/2027		51,640	51,477	41,338	2.34

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
USR Parent Inc.	(f)	(2)(3)(10)	Retail	SOFR	7.60%	11.32%	4/22/2022	4/25/2027	$2,160	$2,153	$2,144	0.12%
Vensure Employer Services, Inc.	(a)(b)(c)(f)	(2)(15)	Business Services	SOFR	5.00%	8.70%	9/27/2024	9/27/2031	24,800	24,585	24,552	1.39
Victors Purchaser, LLC	(b)(c)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2025	12/23/2032	17,191	17,129	17,129	0.97
Vienna Bidco Limited (United Kingdom)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030	£7,264	9,513	9,571	0.54
Whitney Merger Sub, Inc.	(c)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2025	7/3/2032	34,266	33,895	33,877	1.92
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.92%	10/29/2021	12/29/2028	17,687	17,573	12,339	0.70
World 50, Inc.	(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030	18,805	18,489	18,823	1.07
Wrench Group LLC	(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.42%	9/3/2025	9/3/2032	6,875	6,790	6,889	0.39
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2021	9/13/2027	431	428	395	0.02
YLG Holdings, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.72%	9/30/2020	12/23/2030	11,082	10,994	11,115	0.63
First Lien Debt Total										$2,392,545	$2,360,093	133.67%
Second Lien Debt (2.1% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.32%	9/30/2021	9/30/2028	$11,696	$11,627	$11,696	0.66%
AQA Acquisition Holdings, Inc.	(b)(f)	(2)(3)	High Tech Industries	SOFR	6.25%	10.09%	5/14/2021	3/3/2029	14,410	14,322	14,104	0.81
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	3,166	3,156	3,175	0.18
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,505	1,486	1,482	0.08
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.65%	7/25/2025	6/30/2029	65	64	65	0.00
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.32%	10/28/2020	10/28/2028	14,995	14,818	13,223	0.75
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.34%	11/16/2020	11/2/2028	13,000	12,881	11,984	0.68
Second Lien Debt Total										$58,354	$55,729	3.16%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (4.2% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/12/2025	4/15/2038	$3,500	$3,500	$3,366	0.19%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	3/28/2025	4/20/2038	4,000	3,962	4,012	0.23
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	11/18/2024	1/20/2038	1,250	1,250	1,250	0.07
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.00%	3/28/2025	7/22/2038	4,670	4,670	4,687	0.27

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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	7.88%	11/12/2024	1/15/2039	€4,380	$4,640	$5,162	0.30%
Structured Credit Investments Total										$111,121	$111,928	6.34%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (3.6% of fair value)
48forty Intermediate Holdings, Inc.	(a)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,585	0.15
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,520	3,582	0.20
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,133	0.06
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	9,818	0.56
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	11	10,624	10,608	0.60
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.65% (100% PIK)	12/31/2024	4,099	1,218	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Comar Aggregator Co, LLC	(b)(c)	(6)(12)	Containers, Packaging & Glass		10/31/2025	25	12,411	13,077	0.74
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	1,075	0.06
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	16	0.00
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	55	49	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	169	204	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	273	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,523	7,543	0.43
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,850	22,851	22,397	1.28
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	393	0.02
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.03
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	915	0.05
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	195	0.01
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	1	4,358	4,828	0.27
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,167	363	0.02
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,427	7,276	0.41
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	30	89	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	2,317	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,599	0.15

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	$933	$1,685	0.10%
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	640	983	0.06
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	568	0.03
Equity Investments Total							$85,107	$94,906	5.38%
Total investments—non-controlled/non-affiliated							$2,647,127	$2,622,656	148.55%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.9% of fair value)
Align Precision Group, LLC	(b)(c)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.75%	7/3/2025	7/3/2030	$20,296	$20,296	$20,296	1.15%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.42%	7/3/2025	7/3/2030	2,885	2,814	2,885	0.16
First Lien Debt Total									$23,181	$23,110	$23,181	1.31%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,872	$5,449	0.31%
Equity Investments Total							$5,872	$5,449	0.31%
Total investments—non-controlled/affiliated							$28,982	$28,630	1.62%
Total investments							$2,676,109	$2,651,286	150.17%

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$15		£11	5/15/2026	$—
Forward Currency Contract	Barclays Bank PLC	$7		€6	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$141	C$	194	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$7		€6	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$137	C$	187	8/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$136	C$	185	11/16/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	11/13/2026	—

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$12		€10	2/17/2026	$—
Forward Currency Contract	Barclays Bank PLC	$135	C$	184	2/16/2027	—
Forward Currency Contract	Barclays Bank PLC	$12		€10	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$130	C$	176	5/17/2027	—
Forward Currency Contract	Barclays Bank PLC	$5,830	C$	7,900	8/4/2027	(17)
Forward Currency Contract	Barclays Bank PLC	$12		€10	2/16/2027	—
Forward Currency Contract	Barclays Bank PLC	$13		€11	8/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$15		£11	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$18		€15	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$18		€15	11/16/2026	—
Forward Currency Contract	Barclays Bank PLC	$19		€16	2/17/2026	—
Forward Currency Contract	Barclays Bank PLC	$22		€18	4/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	7/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	4/14/2027	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	10/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2026	—
Forward Currency Contract	Barclays Bank PLC	$23		€19	1/14/2027	—
Forward Currency Contract	Barclays Bank PLC	$183		€156	2/16/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$16		£12	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$26		£19	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	$26		£19	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$27		£20	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	$27		£20	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$28		£21	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	$194		€166	8/17/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$197		€169	5/15/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$199		€170	11/16/2026	(3)
Forward Currency Contract	Barclays Bank PLC	£19		$26	2/12/2027	—
Forward Currency Contract	Barclays Bank PLC	£19		$26	11/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£20		$26	5/15/2026	—
Forward Currency Contract	Barclays Bank PLC	£20		$26	8/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£21		$28	2/13/2026	—
Forward Currency Contract	Barclays Bank PLC	£1,131		$1,510	5/14/2027	11
Forward Currency Contract	Barclays Bank PLC	$201		€174	2/17/2026	(4)
Forward Currency Contract	Barclays Bank PLC	$382		£291	2/12/2027	(9)
Forward Currency Contract	Barclays Bank PLC	$407		£309	8/13/2026	(10)
Forward Currency Contract	Barclays Bank PLC	$469		£356	2/13/2026	(11)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$506		£373	3/5/2026	$3
Forward Currency Contract	Barclays Bank PLC	$905		£669	5/14/2027	6
Forward Currency Contract	Barclays Bank PLC	$1,525		£1,131	5/14/2027	5
Forward Currency Contract	Barclays Bank PLC	$8,084		£6,181	10/29/2027	(216)
Forward Currency Contract	Barclays Bank PLC	$10,447		£7,719	8/25/2026	50
Forward Currency Contract	Barclays Bank PLC	$202		€171	8/16/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$216		€183	5/17/2027	(3)
Forward Currency Contract	Barclays Bank PLC	$279		€235	6/10/2026	1
Forward Currency Contract	Barclays Bank PLC	$653		€542	3/30/2027	5
Forward Currency Contract	Barclays Bank PLC	$920		€764	3/5/2027	7
Forward Currency Contract	Barclays Bank PLC	$1,184		€971	7/14/2027	19
Forward Currency Contract	Barclays Bank PLC	$6,335		€5,234	8/14/2028	(15)
Forward Currency Contract	Barclays Bank PLC	$10,975		€9,266	10/25/2027	(172)
Forward Currency Contract	Barclays Bank PLC	$11,810		€9,781	11/30/2026	161
Forward Currency Contract	Barclays Bank PLC	$16,568		€13,677	3/5/2027	230
Forward Currency Contract	Barclays Bank PLC	$40,886		€34,396	1/7/2026	462
Forward Currency Contract	Barclays Bank PLC	$3,685	C$	5,003	9/26/2028	(44)
Forward Currency Contract	Barclays Bank PLC	$141	C$	198	1/20/2026	(3)
Forward Currency Contract	Barclays Bank PLC	$19,427		£14,487	4/15/2026	(95)
Total Derivative Instruments						$344
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

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Advanced Web Technologies Holding Company	Revolver	0.50%	$1,970	$(21)
AGS Health BCP LLC	Delayed Draw	1.00	2,364	8
AGS Health BCP LLC	Revolver	0.50	839	3
Align Precision Group, LLC	Delayed Draw	1.00	1,122	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	2,702	(16)
Alpine Acquisition Corp II	Revolver	0.50	695	(376)
AmpersCap LLC	Delayed Draw	1.00	13,759	(137)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	725	(1)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	22,188	(145)
Applied Technical Services, LLC	Delayed Draw	2.00	2,124	(17)
Applied Technical Services, LLC	Revolver	0.50	3,007	(24)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	—
Artifact Bidco, Inc.	Revolver	0.25	123	—
Ascend Buyer, LLC	Revolver	0.50	1,847	(5)
Associations, Inc.	Delayed Draw	—	289	1
Associations, Inc.	Revolver	0.50	407	2
Athlete Buyer, LLC	Revolver	0.50	97	(12)
Atlas US Finco, Inc.	Revolver	0.50	1,143	1
Auditboard, Inc.	Revolver	0.50	1,143	(1)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	2
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	23
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€1,848	(43)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	350	(10)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	3,056	(26)
Bingo Group Buyer, Inc.	Revolver	0.50	397	(3)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€571	(10)
Businessolver.com, Inc.	Delayed Draw	—	2,825	(14)
Businessolver.com, Inc.	Revolver	0.50	1,258	(6)
Celerion Buyer, Inc.	Revolver	0.50	125	(1)
CircusTrix Holdings, LLC	Revolver	0.50	323	(2)
Cliffwater LLC	Revolver	0.38	3,465	(3)
Cority Software Inc. (Canada)	Revolver	0.38	5,208	(26)
Coupa Holdings, LLC	Delayed Draw	1.00	193	1
Coupa Holdings, LLC	Revolver	0.50	148	1
CST Holding Company	Revolver	0.50	235	1
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,036	(24)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Deerfield Dakota Holding, LLC	Revolver	0.50%	$4,273	$(43)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(14)
Divisions Holding Corporation	Revolver	0.50	1,600	11
Dwyer Instruments, Inc.	Revolver	0.50	1,891	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(33)
Ellkay, LLC	Revolver	0.50	2,459	(17)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	4,762	(47)
Embark Intermediate Holdings, LLC	Revolver	0.50	1,143	(11)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£923	(28)
Enverus, Inc.	Delayed Draw	1.00	4,621	(17)
Enverus, Inc.	Revolver	0.50	1,130	(4)
Espresso Bidco Inc.	Delayed Draw	0.50	4,281	(6)
Espresso Bidco Inc.	Revolver	0.50	1,903	(2)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	56	—
Excel Fitness Holdings, Inc.	Revolver	0.50	401	(2)
Excelitas Technologies Corp.	Revolver	0.38	1,164	—
Flexera Software LLC	Revolver	0.25	1,620	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	—	43	—
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(22)
Fullsteam Operations LLC	Revolver	0.50	726	(7)
Galileo Parent, Inc.	Revolver	0.50	1,650	8
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	624	—
GS AcquisitionCo, Inc.	Revolver	0.50	32	—
Gymspa (France)	Delayed Draw	1.80	€554	(8)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,695	6
Heartland Home Services, Inc.	Revolver	0.50	1,542	(35)
Hercules Borrower LLC	Revolver	0.38	2,160	1
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50	16,752	(83)
Holding Argon (France)	Delayed Draw	1.00	€4,094	(96)
Hoosier Intermediate, LLC	Revolver	0.38	2,400	—
Horizon Avionics Buyer, LLC	Delayed Draw	—	1,228	(6)
Horizon Avionics Buyer, LLC	Revolver	0.50	506	(3)
HS Spa Holdings Inc.	Revolver	0.50	962	(11)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(7)
Hyphen Solutions, LLC	Revolver	0.50	754	(4)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Icefall Parent, Inc.	Revolver	0.25%	$744	$—
iCIMS, Inc.	Revolver	0.50	1,641	(30)
IEM New Sub 2, LLC	Revolver	—	3,842	(19)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.38	171	(1)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	—	10,231	(28)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(11)
Kona Buyer, LLC	Delayed Draw	0.50	20,325	68
Kona Buyer, LLC	Revolver	0.50	902	3
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	6,567	(21)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,770	(9)
Leo BuyerCo, LLC	Delayed Draw	—	3,429	(34)
Leo BuyerCo, LLC	Revolver	0.50	2,743	(27)
Lifelong Learner Holdings, LLC	Revolver	0.50	34	(4)
Material Holdings, LLC	Delayed Draw	—	1,419	—
Material Holdings, LLC	Revolver	—	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,866	—
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Modernizing Medicine, Inc.	Revolver	0.50	1,099	1
Monarch Buyer, Inc.	Delayed Draw	0.50	8,897	(91)
Monarch Buyer, Inc.	Revolver	0.38	4,328	(44)
More Cowbell II, LLC	Delayed Draw	0.50	1,112	—
More Cowbell II, LLC	Revolver	0.50	2,225	(1)
NEFCO Holding Company LLC	Revolver	0.50	3,077	—
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	1,495	(11)
North Haven Fairway Buyer, LLC	Revolver	0.50	687	(5)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(42)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,373	(3)
Oak Purchaser, Inc.	Revolver	0.50	824	(2)
OEConnection, LLC	Delayed Draw	0.50	5,839	(29)
OEConnection, LLC	Revolver	0.50	1,538	(8)
OEI, Inc.	Delayed Draw	0.50	10,651	(80)
OEI, Inc.	Revolver	0.50	4,260	(32)
Optimizely North America Inc.	Revolver	0.50	1,364	(22)
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£1,751	(29)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
PDI TA Holdings, Inc	Revolver	0.50%		$156	$(4)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		5,267	—
PPV Intermediate Holdings, LLC	Revolver	0.50		1,360	(3)
Prophix Software Inc. (Canada)	Delayed Draw	—		756	(1)
Prophix Software Inc. (Canada)	Revolver	0.50		858	(1)
Propio LS, LLC	Revolver	0.50		182	(1)
PROS Parent, Inc.	Revolver	0.38		2,665	(7)
PXO Holdings I Corp.	Revolver	0.50		490	(8)
QBS Parent, Inc.	Delayed Draw	—		12,283	78
QBS Parent, Inc.	Revolver	0.50		3,890	25
Radwell Parent, LLC	Revolver	0.38		291	—
Rialto Management Group, LLC	Revolver	0.38		894	1
Rotation Buyer, LLC	Delayed Draw	1.00		2,257	(20)
Rotation Buyer, LLC	Revolver	0.50		1,016	(9)
Saguaro Buyer, LLC	Delayed Draw	1.00		5,047	(10)
Saguaro Buyer, LLC	Revolver	0.50		1,531	(3)
SCHP Purchaser, INC	Revolver	0.50		3,100	(30)
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	—
Seahawk Bidco, LLC	Delayed Draw	1.00		1,650	4
Seahawk Bidco, LLC	Revolver	0.50		2,333	6
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,286	(16)
Smarsh Inc.	Delayed Draw	1.00		816	—
Smarsh Inc.	Revolver	0.50		376	—
Specialty Pharma III, Inc.	Revolver	0.50		3,654	(18)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(69)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Delayed Draw	1.00		8,943	(59)
Spotless Brands, LLC	Revolver	0.50		877	4
Summit Bidco, Inc. (Canada)	Delayed Draw	0.50	C$	1,895	(13)
Summit Bidco, Inc. (Canada)	Revolver	0.50	C$	962	(7)
Tank Holding Corp.	Revolver	0.38		828	(71)
The Chartis Group, LLC	Delayed Draw	1.00		5,311	53
The Chartis Group, LLC	Revolver	0.50		3,187	32
Total Power Limited (Canada)	Delayed Draw	1.00	C$	824	(5)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(7)
Tufin Software North America, Inc.	Revolver	0.50		2,820	(11)

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Turbo Buyer, Inc.	Revolver	0.50%	$545	$—
U.S. Legal Support, Inc.	Revolver	0.50	674	(2)
UFT Buyer LLC	Delayed Draw	0.50	6,140	(61)
UFT Buyer LLC	Revolver	0.50	2,303	(23)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	—	—
Vensure Employer Services, Inc.	Delayed Draw	0.50	397	(4)
Victors Purchaser, LLC	Delayed Draw	—	1,330	(4)
Victors Purchaser, LLC	Revolver	0.50	2,313	(7)
Whitney Merger Sub, Inc.	Revolver	0.50	4,895	(49)
Wineshipping.com LLC	Delayed Draw	—	1,384	(384)
Wineshipping.com LLC	Revolver	0.50	214	(59)
World 50, Inc.	Revolver	0.50	860	1
Wrench Group LLC	Delayed Draw	1.00	938	1
Wrench Group LLC	Revolver	0.50	938	1
YLG Holdings, Inc.	Delayed Draw	1.00	592	2
YLG Holdings, Inc.	Revolver	0.50	291	1
Total unfunded commitments			$408,527	$(2,725)
The type of investments as of December 31, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,415,655	$2,383,274	89.9%
Second Lien Debt	58,354	55,729	2.1
Equity Investments	90,979	100,355	3.8
Structured Credit Investments	111,121	111,928	4.2
Total	$2,676,109	$2,651,286	100.0%
The rate type of debt investments as of December 31, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,580,385	$2,546,170	99.8%
Fixed Rate	4,745	4,761	0.2
Total	$2,585,130	$2,550,931	100.0%

CARLYLE CREDIT SOLUTIONS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
The industry composition of investments as of December 31, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$59,672	$58,666	2.2%
Auto Aftermarket & Services	95,926	93,777	3.5
Beverage & Food	17,846	12,339	0.5
Business Services	256,294	256,977	9.7
Capital Equipment	102,993	103,060	3.9
Chemicals, Plastics & Rubber	35,640	35,505	1.3
Construction & Building	121,940	117,990	4.5
Consumer Goods: Durable	428	395	0.0
Consumer Goods: Non-Durable	4,611	4,700	0.2
Consumer Services	211,295	206,829	7.8
Containers, Packaging & Glass	64,301	65,140	2.5
Diversified Financial Services	264,892	266,929	10.2
Energy: Electricity	27,639	27,735	1.0
Energy: Oil & Gas	33,186	33,603	1.3
Environmental Industries	105,815	95,965	3.6
Healthcare & Pharmaceuticals	383,424	388,084	14.7
High Tech Industries	115,768	115,198	4.3
Leisure Products & Services	165,357	166,007	6.3
Media: Broadcasting & Subscription	14,220	14,217	0.5
Media: Diversified & Production	12,237	13,501	0.5
Retail	18,037	18,155	0.7
Software	270,862	273,568	10.3
Sovereign & Public Finance	80	81	0.0
Structured Credit	111,121	111,928	4.2
Telecommunications	43,536	43,699	1..6
Transportation: Cargo	46,741	34,387	1.3
Transportation: Consumer	37,630	37,793	1.4
Utilities: Oil & Gas	34,787	34,773	1.3
Utilities: Water	8,523	8,886	0.3
Wholesale	11,308	11,399	0.4
Total	$2,676,109	$2,651,286	100.0%

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
As of June 30, 2026
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
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the unaudited consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
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
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 6, Derivative Instruments, to these unaudited consolidated financial statements) are included in cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the ISDA Master Agreement are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the ISDA Master Agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with four large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2026 and December 31, 2025, the Company held restricted cash balances of $51,992 and $105,197, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of June 30, 2026 and December 31, 2025, the Company held $3,537 and $4,903, respectively, in restricted cash denominated in foreign currencies. As of June 30, 2026 and December 31, 2025, the cost of foreign currencies was $5,171 and $5,387, respectively. As of June 30, 2026 and December 31, 2025, the fair value of foreign currencies was $5,105 and $5,421, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2026 and December 31, 2025, the fair value of the loans in the portfolio with PIK provisions was $420,575 and $327,480, respectively, which represents approximately 15.3% and 12.4%, respectively, of total investments at fair value. For the three and six months ended June 30, 2026, the Company earned $6,063 and $11,903 in PIK income, respectively. For the three and six months ended June 30, 2025, the Company earned $4,716 and $10,167 in PIK income, respectively.
Dividend Income
Dividend income from Structured Credit Partners and other investment funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2026, the Company earned $743 and $3,199, respectively, in other income, primarily from prepayment fees, unused commitment fees and amendment fees. For the three and six months ended June 30, 2025, the Company earned $1,336 and $2,287, respectively, in other income, primarily from prepayment fees, unused commitment fees and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, the fair value of investments on non-accrual status was $24,089 and $27,340, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2026 and December 31, 2025 and for the periods then ended.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2026, the Company incurred $4 and $4 in excise tax expense, respectively. For the three and six months ended June 30, 2025, the Company incurred $511 and $1,009 in excise tax expense, respectively.
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
Dividends and Distributions to Common Stockholders
On November 4, 2024, our Board of Directors approved a change in dividend policy from quarterly distributions to monthly distributions, effective December 2024. To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its common stockholders with the first monthly distribution paid in December 2024. Dividends and distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Directors each month and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
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
Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which in many cases may reflect a lag in information.

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of June 30, 2026 and audited consolidated financial statements as of December 31, 2025.
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
•Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, structured credit investments, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,487,074	$2,487,074
Second Lien Debt	—	—	42,469	42,469
Equity Investments	415	—	116,349	116,764
Structured Credit Investments	—	—	95,649	95,649
Investment Funds	—	—	7,710	7,710
Total Investments	$415	$—	$2,749,251	$2,749,666
Derivative assets(1)	—	4,459	—	4,459
Total				$2,754,125

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,383,274	$2,383,274
Second Lien Debt	—	—	55,729	55,729
Equity Investments	—	—	100,355	100,355
Structured Credit Investments	—	—	111,928	111,928
Total Investments	$—	$—	$2,651,286	$2,651,286
Derivative assets(1)	—	344	—	344
Total				$2,651,630
(1)As of June 30, 2026 and December 31, 2025, derivative assets consisted of forward currency contracts.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, there were transfers of $276 out of Level 3 and no transfers into Level 3. For the six months ended June 30, 2025, there were no transfers between levels.
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Investment Funds	Total
Balance, beginning of period	$2,338,827	$42,145	$113,122	$107,508	$2,201	$2,603,803
Purchases	243,582	243	4,971	—	5,509	254,305
Sales	(11,418)	—	(67)	(14,204)	—	(25,689)
Paydowns	(50,484)	—	—	—	—	(50,484)
Accretion of discount	1,484	32	23	(2)	—	1,537
Net realized gains (losses)	(1,139)	—	69	1,408	—	338
Net change in unrealized appreciation (depreciation)	(33,778)	49	(1,769)	939	—	(34,559)
Balance, end of period	$2,487,074	$42,469	$116,349	$95,649	$7,710	$2,749,251
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(35,176)	$49	$(1,769)	$1,820	$—	$(35,076)

	Financial Assets
	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Investment Funds	Total
Balance, beginning of period	$2,383,274	$55,729	$100,355	$111,928	$—	$2,651,286
Purchases	469,608	481	22,940	—	8,110	501,139
Sales	(23,119)	—	(1,297)	(14,204)	(400)	(39,020)
Paydowns	(284,027)	(11,693)	(602)	—	—	(296,322)
Accretion of discount	4,123	131	36	(2)	—	4,288
Net realized gains (losses)	(13,532)	—	366	1,408	—	(11,758)
Net change in unrealized appreciation (depreciation)	(49,253)	(2,179)	(5,173)	(3,481)	—	(60,086)
Transfers Out of Level 3	—	—	(276)	—	—	(276)
Balance, end of period	$2,487,074	$42,469	$116,349	$95,649	$7,710	$2,749,251
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(62,325)	$(2,110)	$(4,333)	$(1,992)	$—	$(70,760)

	Financial Assets
	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,717,548	$91,361	$82,364	$106,797	$1,998,070
Purchases	377,653	592	1,556	4,000	383,801
Sales	(269)	—	—	—	(269)
Paydowns	(102,615)	(38,144)	—	—	(140,759)
Accretion of discount	2,092	717	38	(2)	2,845
Net realized gains (losses)	13	—	—	—	13
Net change in unrealized appreciation (depreciation)	2,193	(2,539)	3,653	1,868	5,175
Balance, end of period	$1,996,615	$51,987	$87,611	$112,663	$2,248,876
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$2,575	$(1,858)	$3,653	$1,868	$6,238

	Financial Assets
	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Purchases	548,775	1,893	9,161	48,584	608,413
Sales	(324)	(2,599)	(668)	—	(3,591)
Paydowns	(271,172)	(38,180)	—	—	(309,352)
Accretion of discount	4,999	781	78	3	5,861
Net realized gains (losses)	62	(18,011)	29	—	(17,920)
Net change in unrealized appreciation (depreciation)	(6,486)	15,379	3,698	1,605	14,196
Balance, end of period	$1,996,615	$51,987	$87,611	$112,663	$2,248,876
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(8,003)	$(1,980)	$3,686	$1,605	$(4,692)
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
Investments in Structured Credit Partners Class A and Class B membership interests are valued using discounted cash flow analysis with the expected discount rate, default rate and recovery rate of principal and interest.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2026 and December 31, 2025:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	June 30, 2026			Low	High
Investments in First Lien Debt	$2,231,127	Discounted Cash Flow	Discount Rate	7.41%	24.07%	9.43%
	181,172	Consensus Pricing	Indicative Quotes	23.08%	100.00%	94.18%
	74,775	Income Approach	Discount Rate	8.59%	18.00%	12.59%
		Market Approach	Comparable Multiple	4.03x	11.00x	8.16x
Total First Lien Debt	2,487,074
Investments in Second Lien Debt	30,896	Discounted Cash Flow	Discount Rate	14.29%	21.72%	17.43%
	11,505	Consensus Pricing	Indicative Quotes	88.50%	88.50%	88.50%
	68	Income Approach	Discount Rate	10.57%	10.57%	10.57%
Total Second Lien Debt	42,469
Investments in Structured Credit	95,649	Consensus Pricing	Indicative Quotes	87.47%	100.43%	97.22%
Total Structured Credit Investments	95,649
Investments in Equities	57,667	Income Approach	Discount Rate	8.79%	15.96%	12.51%
	5,199	Consensus Pricing	Indicative Quotes	1.29x	1.29x	1.29x
	53,483	Market Approach	Comparable Multiple	3.00x	18.75x	9.75x
Total Equity Investments	116,349
Investments in Investment Funds	7,710	Discounted Cash Flow	Discount Rate	13.50%	13.50%	13.50%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	7,710
Total Level 3 Investments	$2,749,251

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2025			Low	High
Investments in First Lien Debt	$2,016,100	Discounted Cash Flow	Discount Rate	5.54%	23.90%	9.38%
	302,746	Consensus Pricing	Indicative Quotes	64.38%	100.00%	97.63%
	64,428	Income Approach	Discount Rate	11.06%	14.55%	11.97%
		Market Approach	Comparable Multiple	8.50x	11.50x	9.26x
Total First Lien Debt	2,383,274
Investments in Second Lien Debt	43,680	Discounted Cash Flow	Discount Rate	10.89%	17.22%	13.85%
	11,984	Consensus Pricing	Indicative Quotes	92.19%	92.19%	92.19%
	65	Income Approach	Discount Rate	13.35%	13.35%	13.35%
Total Second Lien Debt	55,729
Total Structured Credit Investments	111,928	Consensus Pricing	Indicative Quotes	95.03%	101.13%	99.30%
Investments in Equities	111,928
Investments in Equity	37,832	Income Approach	Discount Rate	12.34%	16.16%	13.42%
	62,523	Market Approach	Comparable Multiple	3.00x	21.25x	11.34x
Total Equity Investments	100,355
Total Level 3 Investments	$2,651,286
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
The significant unobservable inputs used in the fair value measurement of the Company’s structured credit investments are indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s investments in the member’s interest of Structured Credit Partners are the discount rate, default rate and recovery rate. Significant increases in the discount rate or default rate in isolation would result in a significantly lower fair value measurement. A significant decrease in the recovery rate in isolation would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities and 2024-1 Debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
SPV Credit Facility	$443,338	$443,338	$388,750	$388,750
SPV2 Credit Facility	366,000	366,000	330,000	330,000
2024-1 Aaa/AAA Class A-1 Notes	92,500	92,502	92,500	92,826
2024-1 Aaa/AAA Class A-L1 Notes	104,000	104,002	104,000	104,366
2024-1 Aaa/AAA Class A-L2 Notes	50,000	50,001	50,000	50,176
2024-1 Aaa/AAA Class A-2 Notes	17,000	17,036	17,000	17,061
2024-1 Aaa/AAA Class B Notes	25,500	25,506	25,500	25,504
Total	$1,098,338	$1,098,385	$1,007,750	$1,008,683
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
Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base management fees	$4,036	$3,567	$8,364	$7,255
Incentive fees	5,355	5,152	10,937	10,118
Total base management fees and incentive fees	$9,391	$8,719	$19,301	$17,373
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2026 and 2025, there were no accrued or realized capital gains incentive fees.
As of June 30, 2026 and December 31, 2025, $9,391 and $10,013, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2026, the Company incurred $704 and $1,217, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2025, the Company incurred $334 and $593, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $913 and $1,339, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three and six months ended June 30, 2026, the Company incurred $209 and $475, respectively, in fees under the State Street Sub-Administration Agreement. For the three and six months ended June 30, 2025, the Company incurred $348 and $507, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $756 and $552, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
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
No shares of Class S or Class D common stock were issued or outstanding during the six months ended June 30, 2026. Accordingly, the Company did not accrue any distribution and/or shareholder servicing fees attributable to shares of Class S or Class D common stock.
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
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee and a Pricing Committee of the Board of Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2026, the Company incurred $114 and $221, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. For the three and six months ended June 30, 2025, the Company incurred $104 and $190, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, no fees or expenses associated with its directors were payable.
5. STRUCTURED CREDIT PARTNERS JV, LLC
Overview
On December 23, 2025, the Company and CGBD, an affiliated BDC of the Company, together with Sixth Street (collectively the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Structured Credit Partners primarily invests in broadly syndicated loans and is co-managed by Carlyle and Sixth Street. The investments are financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street.
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
Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership. The Class A, Class B, and Class C memberships are as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Credit Solutions, Inc.	$1	$1	$15,000	$7,709	$135,000	$—
Carlyle Secured Lending, Inc.	1	1	135,000	69,384	15,000	—
Sixth Street	2	2	150,000	77,093	150,000	—
Total	$4	$4	$300,000	$154,186	$300,000	$—
As of June 30, 2026, Structured Credit Partners had five subsidiaries. The wholly owned subsidiaries include Carlyle US CLO 2026-3, Ltd., a Cayman Islands Corporation and originally incorporated as Carlyle US CLO 2026-A Ltd., which was formed on December 23, 2025; Carlyle US CLO 2026-B, Ltd., a Cayman Islands Corporation, which was formed on January 2, 2026; Sixth Street CLO 32 Ltd., a Cayman Islands Corporation and originally incorporated as Sixth Street SCP Warehouse 2, Ltd., which was formed on January 14, 2026; and Sixth Street SCP Warehouse 3, Ltd., a Cayman Islands Corporation, which was formed on January 14, 2026. Sixth Street SCP Warehouse 4, Ltd. is a majority owned subsidiary, which was formed on February 3, 2026. Each subsidiary primarily invests in broadly syndicated loans. In accordance with U.S. GAAP, Structured Credit Partners consolidates subsidiaries over which it has a controlling financial interest in its unaudited consolidated financial statements, commencing from the date of their respective formation.
Below is certain summarized consolidated financial information for Structured Credit Partners as of June 30, 2026.

As of
June 30, 2026
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,664,368)	$1,659,630
Cash and cash equivalents(1)	130,014
Other assets	35,583
Total assets	$1,825,227
LIABILITIES AND EQUITY
Debt and secured borrowings	$1,353,020
Dividend payable	5,070
Accrued expenses and other liabilities	317,605
Members’ Equity(2)	149,290
Non-controlling interest(3)	242
Total liabilities and equity	$1,825,227
(1)As of June 30, 2026, $9,743 of cash and cash equivalents was restricted.
(2)As of June 30, 2026, the fair value of the Company’s ownership interest in the members’ equity was $7,710.
(3)As of June 30, 2026, a third-party investor had a 5% economic interest in Sixth Street SCP Warehouse 4, Ltd., a consolidated subsidiary of Structured Credit Partners.

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Selected Consolidated Statements of Operations Information:	(unaudited)	(unaudited)
Total investment income	$22,123	$23,573
Expenses
Interest expense and credit facility fees	16,442	16,973
Other expenses	368	1,168
Total expenses	16,810	18,141
Net investment income (loss)	5,313	5,432
Net realized gain (loss) on investments	103	133
Net change in unrealized appreciation (depreciation) on investments	29	(4,738)
Net increase (decrease) resulting from operations	5,445	827
Less: Net increase (decrease) resulting from operations attributable to non-controlling interest	(13)	(13)
Net increase (decrease) resulting from operations attributable to Structured Credit Partners JV, LLC	$5,458	$840
Below is a summary of Structured Credit Partners’ portfolio as of June 30, 2026:

As of
June 30, 2026
Total Investments(1)	$1,681,254
Number of portfolio companies in Structured Credit Partners	428
Average amount per portfolio company(1)	$3,928
Floating rate loans(2)	99.5%
(1)At par/principal amount.
(2)Percent of total investments at fair value.
The industry and geography composition of investments as of June 30, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$77,745	$77,745	4.7%
Auto Aftermarket & Services	45,943	45,985	2.8
Beverage & Food	50,150	50,261	3.0
Business Services	177,077	176,405	10.6
Capital Equipment	105,834	105,845	6.4
Chemicals, Plastics & Rubber	28,790	28,912	1.7
Construction & Building	91,558	91,241	5.5
Consumer Goods: Durable	31,398	31,391	1.9
Consumer Goods: Non-Durable	27,749	27,792	1.7
Consumer Services	125,242	125,148	7.5
Containers, Packaging & Glass	44,160	44,139	2.7
Diversified Financial Services	212,220	210,609	12.7
Energy: Electricity	15,266	15,222	0.9
Energy: Oil & Gas	29,187	29,185	1.8
Environmental Industries	24,057	24,068	1.5
Forest Products & Paper	2,457	2,387	0.1
Healthcare & Pharmaceuticals	102,635	102,638	6.2
High Tech Industries	121,605	119,392	7.2
Leisure Products & Services	80,886	80,764	4.9
Media: Advertising, Printing & Publishing	12,856	12,930	0.8
Media: Broadcasting & Subscription	21,064	21,102	1.3
Media: Diversified & Production	28,004	28,023	1.7

Industry	Amortized Cost	Fair Value	% of Fair Value
Metals & Mining	$3,976	$4,000	0.2%
Retail	25,826	25,717	1.5
Telecommunications	20,090	20,180	1.2
Transportation: Cargo	7,392	7,504	0.5
Transportation: Consumer	27,334	27,244	1.6
Utilities: Electric	10,158	10,209	0.6
Utilities: Oil & Gas	4,909	4,949	0.3
Wholesale	108,800	108,643	6.5
Total	$1,664,368	$1,659,630	100.0%

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,980	$2,009	0.1%
Canada	16,308	16,208	1.0
Germany	15,482	15,573	0.9
Ireland	879	877	0.1
Luxembourg	19,504	19,393	1.2
Netherlands	22,163	22,267	1.3
Switzerland	631	658	0.0
United Kingdom	21,391	21,160	1.3
United States	1,566,030	1,561,485	94.1
Total	$1,664,368	$1,659,630	100.0%
Debt
Structured Credit Partners and its subsidiaries are party to separate credit facilities and CLOs, as listed below. The following table details the principal amount and carrying amount of Structured Credit Partners’ debt and secured borrowings as of June 30, 2026.

As of
June 30, 2026
Carlyle US CLO 2026-3, Ltd.	$642,250
Carlyle US CLO 2026-B, Ltd.	76,243
Sixth Street CLO 32, Ltd.	552,000
Sixth Street SCP Warehouse 3, Ltd.	68,241
Sixth Street SCP Warehouse 4, Ltd.	18,547
Total Principal Amount Outstanding	1,357,281
Less: unamortized debt issuance costs	(4,261)
Total Carrying Value	$1,353,020

As of June 30, 2026, Structured Credit Partners and its subsidiaries were in compliance with all covenants and other requirements of their respective credit facility agreements. On a weighted average basis, the credit facilities bear interest at a spread of SOFR + 1.12%. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Carlyle US CLO 2026-B, Ltd.	Sixth Street SCP Warehouse 3, Ltd.	Sixth Street SCP Warehouse 4, Ltd.	Total
Three Months Ended June 30, 2026
Outstanding borrowings, beginning of period	$565	$—	$—	$565
Borrowings	75,678	68,241	18,547	162,466
Repayments	—	—	—	—
Outstanding borrowings, end of period	$76,243	$68,241	$18,547	$163,031
Six Months Ended June 30, 2026
Outstanding borrowings, beginning of period	$—	$—	$—	$—
Borrowings	76,243	68,241	18,547	163,031
Repayments	—	—	—	—
Outstanding borrowings, end of period	$76,243	$68,241	$18,547	$163,031
On April 22, 2026, Sixth Street SCP Warehouse 2, Ltd. closed as Sixth Street CLO 32, Ltd. upon the issuance of the Sixth Street CLO 32, Ltd.'s rated and subordinated notes. Sixth Street CLO 32, Ltd. has a reinvestment period ending on April 21, 2031 and a final maturity date of April 21, 2039. On April 30, 2026, Carlyle US CLO 2026-A Ltd. closed as Carlyle US CLO 2026-3, Ltd. upon the issuance of the Carlyle US 2026-3 Ltd.'s rated and subordinated notes. Carlyle US CLO 2026-3 Ltd. has a reinvestment period ending on April 15, 2031 and a final maturity date of April 15, 2039.
The following tables summarize the terms of the securitizations and principal amount outstanding as of June 30, 2026:

Carlyle US CLO 2026-3, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	June 30, 2026
A-1	AAA	SOFR	1.16%	$441,000
A-2	AAA	SOFR	1.50%	21,000
B	AA	SOFR	1.60%	68,250
C	A	SOFR	1.80%	40,250
D	BBB	SOFR	3.00%	45,500
E	BB	SOFR	6.00%	26,250
Total Principal Amount Outstanding				642,250
Less: unamortized debt issuance costs				(1,903)
Total Carrying Value				$640,347

Sixth Street CLO 32, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	June 30, 2026
A-1	AAA	SOFR	1.17%	$378,000
A-2	AAA	SOFR	1.50%	24,000
B	AA	SOFR	1.65%	54,000
C	A	SOFR	1.95%	36,000
D	BBB	SOFR	3.10%	36,000
D-2	BBB	SOFR	4.10%	4,500
E	BB	SOFR	6.00%	19,500
Total Principal Amount Outstanding				552,000
Less: unamortized debt issuance costs				(2,358)
Total Carrying Value				$549,642
6. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of June 30, 2026 and December 31, 2025.

As of June 30, 2026
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$10,053	C$	13,635	$226
Barclays Bank PLC	$90,406		€75,640	3,141
Barclays Bank PLC	$54,282		£40,650	346
Barclays Bank PLC	£1,189		$1,588	(9)
Barclays Bank PLC	$7,276	NOK	68,059	429
Barclays Bank PLC	$8,699	SEK	79,700	326
				$4,459

As of December 31, 2025
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$10,472	C$	14,211	$(64)
Barclays Bank PLC	$91,278		€76,286	674
Barclays Bank PLC	$42,363		£31,671	(277)
Barclays Bank PLC	£1,230		$1,642	11
				$344
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, with respect to forward currency contracts, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (“Barclays”). The ISDA Master Agreement is a bilateral agreement between the Company and Barclays that governs over-the-counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement with Barclays permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of Barclays.
For financial reporting purposes, any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement are included in cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the ISDA Master Agreement are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the ISDA Master Agreement are included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the forward currency contracts on the unaudited consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of June 30, 2026 and December 31, 2025. Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivative instruments.

As of	Counterparty	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
June 30, 2026	Barclays Bank PLC	$4,594	$(135)	$4,459	$—	$4,459

As of	Counterparty	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
December 31, 2025	Barclays Bank PLC	$963	$(619)	$344	$—	$344
7. BORROWINGS
SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2026 and December 31, 2025, asset coverage was 256.6% and 275.2%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of June 30, 2026 and December 31, 2025.

	As of
	June 30, 2026	December 31, 2025
SPV Credit Facility	$443,338	$388,750
SPV2 Credit Facility	366,000	330,000
2024-1 Debt	289,000	289,000
Total principal amount outstanding	1,098,338	1,007,750
Less: unamortized debt issuance costs	(1,836)	(1,916)
Total carrying value	$1,096,502	$1,005,834
SPV Credit Facility
SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender on April 1, 2019, which was most recently amended and restated on August 26, 2025, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $500,000 as of June 30, 2026, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. Effective December 12, 2025, and June 12, 2026, the total commitments increased from $300,000 to $400,000 and from $400,000 to $500,000, respectively. The SPV Credit Facility has a revolving period through October 15, 2028 (October 15, 2026 prior to the August 26, 2025 amendment), and a maturity date of April 3, 2030 (April 3, 2028 prior to the August 26, 2025 amendment), with one one-year extension option, subject to SPV’s and the lender’s consent. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% (2.35% prior to the August 26, 2025 amendment) per year. SPV also pays a fee of 0.75% per year on unused amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.
Below is a summary of the borrowings and repayments under the SPV Credit Facility for the three and six months ended June 30, 2026 and 2025, and the outstanding balances under the SPV Credit Facility for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$367,294	$186,112	$388,750	$164,732
Borrowings	237,406	147,525	556,991	292,444
Repayments	(160,284)	(49,000)	(499,284)	(174,649)
Foreign currency translation	(1,078)	6,770	(3,119)	8,880
Outstanding borrowings, end of period	$443,338	$291,407	$443,338	$291,407
The SPV Credit Facility consisted of the following as of June 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
June 30, 2026	$500,000	$443,338	$56,662	$56,662
December 31, 2025	$400,000	$388,750	$11,250	$11,250
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2026 and 2025, the components of interest expense and credit facility fees of the SPV Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$4,721	$3,833	$7,951	$6,423
Facility unused commitment fee	104	98	485	355
Amortization of deferred financing costs	267	229	519	450
Total interest expense and credit facility fees	$5,092	$4,160	$8,955	$7,228
Cash paid for interest expense and credit facility fees	$3,478	$2,236	$6,657	$4,067
Weighted average debt principal outstanding	$350,697	$249,629	$301,675	$206,561
Weighted average interest rate(1)	5.40%	6.07%	5.29%	6.18%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of June 30, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the SPV Credit Facility were as follows:

	As of
	June 30, 2026	December 31, 2025
Interest expense payable	$4,166	$2,271
Unused commitment fees payable	159	295
Other credit facility fees payable	290	301
Interest and credit facility fees payable	$4,615	$2,867
Weighted average interest rate	5.42%	5.50%
SPV2 Credit Facility
SPV2 entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility”, together with the SPV Credit Facility, the “Credit Facilities”) with a lender on May 13, 2020, which was most recently amended and restated on

October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of June 30, 2026, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to the October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to the October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 pays a fee of 0.25% per year on unused amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of SPV2.
Below is a summary of the borrowings and repayments under the SPV2 Credit Facility for the three and six months ended June 30, 2026 and 2025, and the outstanding balances under the SPV2 Credit Facility for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$330,000	$137,500	$330,000	$55,000
Borrowings	101,000	139,500	101,000	222,000
Repayments	(65,000)	(25,000)	(65,000)	(25,000)
Outstanding borrowings, end of period	$366,000	$252,000	$366,000	$252,000
The SPV2 Credit Facility consisted of the following as of June 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
June 30, 2026	$550,000	$366,000	$184,000	$184,000
December 31, 2025	$550,000	$330,000	$220,000	$220,000
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2026 and 2025, the components of interest expense and credit facility fees of the SPV2 Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$5,799	$3,260	$10,925	$5,177
Facility unused commitment fee	113	231	251	672
Amortization of deferred financing costs	229	230	458	458
Total interest expense and credit facility fees	$6,141	$3,721	$11,634	$6,307
Cash paid for interest expense and credit facility fees	$5,961	$2,550	$7,848	$4,638
Weighted average debt principal outstanding	$389,480	$185,011	$359,905	$148,624
Weighted average interest rate(1)	5.96%	6.97%	6.04%	6.93%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of June 30, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the SPV2 Credit Facility were as follows:

	As of
	June 30, 2026	December 31, 2025
Interest expense payable	$3,447	$178
Unused commitment fees payable	67	5
Other credit facility fees payable	290	194
Interest and credit facility fees payable	$3,804	$377
Weighted average interest rate	6.23%	6.49%

Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and are scheduled to mature in October 2037. As of June 30, 2026, the Company retained $59,500 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt and the principal amount and carrying value as of June 30, 2026 and December 31, 2025:

				As of
2024-1 Debt Tranche(1)	Credit Rating	Reference Rate	Spread	June 30, 2026	December 31, 2025
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,836)	(1,916)
Total Carrying Value				$287,164	$287,084
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
Pursuant to the Collateral Management Agreement, the 2024-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2024-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2024-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2024-1 Issuer for the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026, the 2024-1 Debt was secured by 61 investments with a total fair value of $411,333 and cash of $9,208. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2024-1 Debt.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense and credit facility fees on the 2024-1 Debt were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$3,949	$3,989	$7,893	$8,747
Amortization of deferred financing costs and debt issuance costs	40	40	80	80
Total interest expense and credit facility fees	$3,989	$4,029	$7,973	$8,827
Cash paid for interest expense and credit facility fees	$2,955	$10,776	$8,038	$10,776
Weighted average debt principal outstanding	$289,000	$289,000	$289,000	$289,000
Weighted average interest rate(1)	5.46%	5.52%	5.49%	6.08%

(1)Includes amortization of deferred financing costs and debt issuance costs.
As of June 30, 2026 and December 31, 2025, $2,777 and $2,920, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of June 30, 2026 and December 31, 2025, the weighted average interest rates were 5.41% and 5.60%, respectively, based on benchmark rates.
8. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2026 and December 31, 2025:

	As of
Payment Due by Period	June 30, 2026	December 31, 2025
Less than one year	$—	$—
1-3 years	—	—
3-5 years	443,338	388,750
More than 5 years	655,000	619,000
Total	$1,098,338	$1,007,750
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2026 and audited consolidated financial statements as of December 31, 2025 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$271,410	$250,388
Unfunded revolving loan commitments	168,931	158,139
Total unfunded commitments	$440,341	$408,527
9. NET ASSETS
The Company has the authority to issue 200,000,000 shares of Class I common stock, par value $0.01 per share, of which 95,501,542 and 93,812,679 Shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. The Company has the authority to issue 50,000,000 shares of Class S common stock, par value $0.01 per share, and 50,000,000 shares of Class D common stock, par value $0.01 per share. There were no shares of Class S or Class D common stock outstanding as of June 30, 2026 and December 31, 2025. The different classes of common stock have been issued in accordance with an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. Each class of shares is subject to different fees and expenses. The Company may offer additional classes of shares in the future.
Share Issuances
New Continuous Offering
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the six months ended June 30, 2026 and 2025. There were no shares of Class S or Class D common stock issued for the periods presented.

	Shares Issued	Proceeds Received
Six Months Ended June 30, 2025
January 1, 2025	640,973	$12,454
February 1, 2025	592,986	11,534
March 1, 2025	191,543	3,718
April 1, 2025	343,968	6,615
May 1, 2025	284,021	5,413
June 1, 2025	294,504	5,622
Total	2,347,995	$45,356
Six Months Ended June 30, 2026
January 1, 2026	6,511,297	$122,543
February 1, 2026	801,534	15,077
March 1, 2026	353,591	6,555
April 1, 2026	2,074,963	38,158
May 1, 2026	637	12
June 1, 2026	322,258	5,865
Total	10,064,280	$188,210
On July 1, 2026, the Company accepted subscriptions in the amount of $52,318 with 2,904,955 Class I Shares issued as of such date. There were no shares of Class S or Class D common stock issued on July 1, 2026.

Dividend Reinvestment
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Directors are reinvested on behalf of common stockholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the six months ended June 30, 2026 and 2025. There were no shares of Class S or Class D common stock outstanding for the periods presented.

	Shares Issued	Total Consideration
Six Months Ended June 30, 2025
January 17, 2025	72,192	$1,403
February 18, 2025	67,606	1,315
March 18, 2025	68,955	1,338
April 29, 2025	73,790	1,419
May 30, 2025	70,167	1,337
June 27, 2025	72,328	1,381
Total	425,038	$8,193
Six Months Ended June 30, 2026
January 29, 2026	91,268	$1,717
February 26, 2026	85,305	1,605
March 27, 2026	87,707	1,626
April 28, 2026	90,980	1,673
May 27, 2026	86,043	1,582
June 26, 2026	76,208	1,388
Total	517,511	$9,591
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company conducted quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer was conducted, at a per Share price equal to the NAV per Share as of the last date of the quarter in which the Quarterly Tender Offer was conducted, less an early repurchase fee of 2% of the NAV of such Shares in the case of Shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. On February 18, 2026, the Board of Directors approved an increase in the maximum number of Shares that may be repurchased through the Quarterly Tender Offers from 3.5% to 5.0% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted. Accordingly, the Company now expects to offer to repurchase up to 5.0% of such number of Shares in each Quarterly Tender Offer. However, the Board of Directors has the discretion to determine whether or not the Company will purchase common stock from stockholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered Shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of June 30, 2026, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on June 22, 2026, with a cash payment date of July 30, 2026.

The following summarizes the results of the Quarterly Tender Offers completed for the six months ended June 30, 2026 and 2025. There were no shares of Class S or Class D common stock outstanding for the periods presented.

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 31, 2025	3.5%	$19.43	December 31, 2024	$16,063	826,938	1.1%
April 28, 2025	3.5%	$19.23	March 31, 2025	$12,674	659,197	0.8%
July 29, 2025	3.5%	$19.10	June 30, 2025	$34,036	1,782,012	2.3%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 30, 2026	3.5%	$18.82	December 31, 2025	$78,674	4,180,330	4.5%	(5)
April 29, 2026	5.0%	$18.39	March 31, 2026	$86,643	4,712,598	4.8%	(6)
July 30, 2026	5.0%	$18.01	June 30, 2026	$61,265	3,406,190	3.6%
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
(5)Pursuant to Rule 13e-4(f)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company accepted an additional 1,471,222 shares in the Quarterly Tender Offer that had a December 31, 2025 Repurchase Pricing Date, representing approximately 1.9% of its common stock outstanding as of September 30, 2025.
(6)Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 21,964 shares in the Quarterly Tender Offer that had a March 31, 2026 Repurchase Pricing Date, representing approximately 0.0% of its common stock outstanding as of December 31, 2025.

On June 22, 2026, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 4,878,153 Shares, representing 5.0% of the number of Shares outstanding as of March 31, 2026. On July 20, 2026, the Quarterly Tender Offer expired and the Company accepted 3,406,190 Shares for purchase representing approximately 3.6% of the total number of Shares outstanding as of June 30, 2026. The purchase price of the Shares tendered is the Company’s NAV per Share as of June 30, 2026, or $18.01 per Share. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note has been issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the NAV of the tendered Shares as of June 30, 2026 less the 2% early repurchase fee applicable to Shares that have not been outstanding for at least one year.
The following tables summarize capital activity during the three and six months ended June 30, 2026:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, April 1, 2026	97,563,051	$976	$1,941,438	$22,570	$(116,114)	$(54,317)	$1,794,553
Common stock issued	2,397,858	24	44,011	—	—	—	44,035
Dividend reinvestment	253,231	2	4,643	—	—	—	4,645
Repurchase of common stock	(4,712,598)	(47)	(86,597)	—	—	—	(86,644)
Net investment income (loss)	—	—	—	37,088	—	—	37,088
Net realized gain (loss)	—	—	—	—	(209)	—	(209)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(31,124)	(31,124)
Dividends declared	—	—	—	(41,887)	—	—	(41,887)
Balance, June 30, 2026	95,501,542	$955	$1,903,495	$17,771	$(116,323)	$(85,441)	$1,720,457

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, January 1, 2026	93,812,679	$938	$1,871,027	$31,000	$(104,993)	$(32,348)	$1,765,624
Common stock issued	10,064,280	101	188,109	—	—	—	188,210
Dividend reinvestment	517,511	5	9,586	—	—	—	9,591
Repurchase of common stock	(8,892,928)	(89)	(165,227)	—	—	—	(165,316)
Net investment income (loss)	—	—	—	76,181	—	—	76,181
Net realized gain (loss)	—	—	—	—	(11,330)	—	(11,330)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(53,093)	(53,093)
Dividends declared	—	—	—	(89,410)	—	—	(89,410)
Balance, June 30, 2026	95,501,542	$955	$1,903,495	$17,771	$(116,323)	$(85,441)	$1,720,457
The following tables summarize capital activity during the three and six months ended June 30, 2025:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2025	77,620,179	$776	$1,564,930	$45,271	$(65,145)	$(53,451)	$1,492,381
Common stock issued	922,493	9	17,641	—	—	—	17,650
Dividend reinvestment	216,285	3	4,133	—	—	—	4,136
Repurchase of common stock	(659,196)	(7)	(12,667)	—	—	—	(12,674)
Net investment income (loss)	—	—	—	36,085	—	—	36,085
Net realized gain (loss)	—	—	—	—	(4,520)	—	(4,520)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(3,082)	(3,082)
Dividends declared	—	—	—	(38,095)	—	—	(38,095)
Balance, June 30, 2025	78,099,761	$781	$1,574,037	$43,261	$(69,665)	$(56,533)	$1,491,881

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2025	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462
Common stock issued	2,347,995	23	45,333	—	—	—	45,356
Dividend reinvestment	425,038	5	8,188	—	—	—	8,193
Repurchase of common stock	(1,486,135)	(15)	(28,722)	—	—	—	(28,737)
Net investment income (loss)	—	—	—	70,857	—	—	70,857
Net realized gain (loss)	—	—	—	—	(17,334)	—	(17,334)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(2,977)	(2,977)
Dividends declared	—	—	—	(75,939)	—	—	(75,939)
Balance, June 30, 2025	78,099,761	$781	$1,574,037	$43,261	$(69,665)	$(56,533)	$1,491,881
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.

Basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$5,755	$28,483	$11,758	$50,546
Weighted-average shares outstanding	96,324,445	77,837,977	97,183,481	77,617,499
Basic and diluted earnings per Class I share	$0.06	$0.37	$0.12	$0.65
Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date. There were no shares of Class S or Class D common stock outstanding for the periods presented.

Date Declared	Record Date	Payment Date	Per Share Amount (Class I)
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
November 29, 2024	November 29, 2024	December 17, 2024	$0.32
December 18, 2024	December 18, 2024	January 17, 2025	$0.17
January 29, 2025	January 31, 2025	February 18, 2025	$0.16
February 26, 2025	February 28, 2025	March 18, 2025	$0.16
March 20, 2025	March 31, 2025	April 29, 2025	$0.17
April 24, 2025	April 30, 2025	May 30, 2025	$0.16
May 23, 2025	May 30, 2025	June 27, 2025	$0.16
June 17, 2025	June 30, 2025	July 29, 2025	$0.17
July 25, 2025	July 31, 2025	August 27, 2025	$0.16
August 25, 2025	August 29, 2025	September 26, 2025	$0.16
September 18, 2025	September 30, 2025	October 29, 2025	$0.17
October 28, 2025	October 31, 2025	November 25, 2025	$0.16
November 25, 2025	November 28, 2025	December 29, 2025	$0.16
December 18, 2025	December 31, 2025	January 29, 2026	$0.17
January 28, 2026	January 30, 2026	February 26, 2026	$0.16
February 25, 2026	February 27, 2026	March 27, 2026	$0.16
March 19, 2026	March 31, 2026	April 28, 2026	$0.17
April 24, 2026	April 30, 2026	May 27, 2026	$0.16
May 26, 2026	May 29, 2026	June 26, 2026	$0.14
June 17, 2026	June 30, 2026	July 29, 2026	$0.14
On July 27, 2026, the Board of Directors declared a dividend of $0.14 per Class I Share, which is payable on or about August 27, 2026, to common stockholders of record as of July 31, 2026.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2026 and 2025. The amounts presented below are for Class I common stock and there were no shares of Class S or Class D common stock outstanding during the periods presented.

	Six Months Ended June 30,
	2026	2025
Per Share Data:
Net asset value per share, beginning of period	$18.82	$19.43
Net investment income (loss)(1)	0.78	0.91
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(0.66)	(0.26)
Net increase (decrease) in net assets resulting from operations	0.12	0.65
Dividends declared(2)	(0.93)	(0.98)
Net asset value per share, end of period	$18.01	$19.10
Number of shares outstanding, end of period	95,501,542	78,099,761
Total return based on net asset value(3)	0.79%	3.41%
Net assets, end of period	$1,720,457	$1,491,881
Ratio to average net assets:(4)
Expenses before incentive fees	2.37%	2.27%
Expenses after incentive fees	2.99%	2.95%
Net investment income (loss)	4.33%	4.75%
Interest expense and credit facility fees	1.62%	1.50%
Ratios/Supplemental Data:
Asset coverage, end of period	256.64%	279.22%
Portfolio turnover	12.67%	15.03%
Weighted-average shares outstanding	97,183,481	77,617,499
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
11. SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The chief operating decision maker (“CODM”) is the Company’s chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). The CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, and managing and assessing the Company’s portfolio. The CODM assesses performance for the segment and determines how to allocate resources based on net income. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed in the accompanying Consolidated Statements of Operations.
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of June 30, 2026 and December 31, 2025, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2026 and December 31, 2025.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared for the six months ended June 30, 2026 and 2025 was as follows:

	Six months ended June 30,
	June 30, 2026	June 30, 2025
Ordinary income	$89,410	$75,939
Tax return of capital	$—	$—
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
We are externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Advisers Act”) and a subsidiary of Carlyle. We benefit from the Investment Adviser’s investment team of over 215 investment professionals with deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including the Investment Adviser and its affiliates.
Second Quarter 2026 Highlights
Quarterly Results
•Net investment income was $37.1 million or $0.39 per Share.
•During the three months ended June 30, 2026, dividends declared on Class I Shares were $41.9 million or $0.44 per Share.
•Net investment income for the three months ended June 30, 2026 increased from the comparable period in the prior year primarily due to a higher average outstanding investment balance, due to net origination activity over the last twelve months.
•NAV per Share decreased to $18.01 as of June 30, 2026 from $18.39 as of March 31, 2026.
Portfolio and Investment Activity
•As of June 30, 2026, we held 292 investments across 209 portfolio companies (including 34 investments in structured credit investments across 31 different collateral managers) and 31 industries for a total fair value of $2.7 billion.
•During the three months ended June 30, 2026, our investment balance increased from $2.6 billion to $2.7 billion, primarily due to net origination activity.
•As of June 30, 2026, non-accrual investments represented 2.3% and 0.9% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended June 30, 2026, we received $44.0 million in total subscriptions and issued 2,397,858 Class I Shares in connection with these subscriptions.
•During the three months ended June 30, 2026, through our Quarterly Tender Offers, we repurchased and extinguished 4,712,598 Shares for a cost of $86.6 million.
•Effective June 12, 2026, total commitments on the SPV Credit Facility increased from $400 million to $500 million.
•Total liquidity as of June 30, 2026 was $308.1 million in cash and unused debt capacity.
Recent Developments
•On July 1, 2026, we accepted subscriptions in the amount of $52.3 million for 2,904,955 Class I Shares.
•On July 20, 2026, we repurchased and extinguished 3,406,190 shares for a cost of $61.3 million.
•On July 27, 2026, we declared a dividend of $0.14 per Class I Share payable on or about August 27, 2026 to common stockholders of record as of July 31, 2026.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per Share. For the three months ended June 30, 2026, we recorded basic and diluted earnings per Share of $0.06, declared dividends per Share of $0.44 and earned $0.39 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per Class I Share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2026	March 31, 2026
Net increase (decrease) in net assets resulting from operations	$5,755	$6,003
Weighted-average shares outstanding	96,324,445	98,052,063
Earnings per share - Basic and Diluted	$0.06	$0.06
For the three months ended June 30, 2026 and March 31, 2026, we declared dividends of $0.44 per Share and $0.49 per Share, respectively. As of June 30, 2026 and December 31, 2025, our NAV per Share was $18.01 and $18.82, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	Three Months Ended
	June 30, 2026	March 31, 2026
Total investment income	$64,071	$64,707
Total expenses (including excise tax expense)	26,983	25,614
Net investment income	$37,088	$39,093
Weighted-average shares outstanding	96,324,445	98,052,063
Net investment income per share	$0.39	$0.40
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of June 30, 2026:

	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Investment Funds	Total Investments
Count of investments	212	7	36	34	3	292
Investments, at amortized cost	$2,568,708	$47,273	$112,422	$98,323	$7,710	$2,834,436
Investments, at fair value	$2,487,074	$42,469	$116,764	$95,649	$7,710	$2,749,666
Percentage of total investments at fair value	90.5%	1.5%	4.2%	3.5%	0.3%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	9.3%	9.4%
Second Lien Debt(1)	11.7%	13.1%
Total Debt and Income Producing Investments(1)(2)	9.4%	9.6%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 9.2% as of June 30, 2026.
(2)Weighted average yield for total debt and income producing investments includes Structured Credit Partners as well as income producing equity investments.
The geographical composition of investments at fair value as of June 30, 2026 were as follows:

Geography—% of Fair Value	As of June 30, 2026
Australia	0.1%
Bermuda	0.1
Canada	4.8
Cayman Islands	3.2
France	1.0
Germany	0.3
Ireland	0.5
Italy	1.1
Luxembourg	2.1
Netherlands	0.3
Norway	0.3
Spain	0.3
Sweden	0.3
United Kingdom	3.8
United States	81.8
Total	100.0%

The industry composition of investments at fair value as of June 30, 2026 were as follows:

Industry—% of Fair Value	As of June 30, 2026
Aerospace & Defense	1.7%
Auto Aftermarket & Services	1.6
Beverage & Food	0.4
Business Services	8.7
Capital Equipment	3.7
Chemicals, Plastics & Rubber	1.3
Construction & Building	3.6
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	8.4
Containers, Packaging & Glass	2.3
Diversified Financial Services	10.9
Energy: Electricity	1.0
Energy: Oil & Gas	1.3

Industry—% of Fair Value	As of June 30, 2026
Environmental Industries	2.9%
Healthcare & Pharmaceuticals	16.0
High Tech Industries	4.1
Investment Funds	0.3
Leisure Products & Services	5.5
Media: Broadcasting & Subscription	0.5
Media: Diversified & Production	0.5
Retail	0.6
Software	13.9
Sovereign & Public Finance	0.0
Structured Credit	3.5
Telecommunications	1.5
Transportation: Cargo	2.1
Transportation: Consumer	1.3
Utilities: Oil & Gas	1.2
Utilities: Water	0.3
Wholesale	0.7
Total	100.0%

Our investment activity for the three months ended June 30, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
June 30, 2026
Investments:
Total investments, beginning of period	$2,654,429
New investments purchased	254,305
Net accretion of discount on investments	1,537
Net realized gain (loss) on investments	338
Investments sold or repaid	(76,173)
Total Investments, end of period	$2,834,436
Principal amount of investments funded:
First Lien Debt	$242,521
Second Lien Debt	247
Equity Investments(1)	4,971
Structured Credit Investments	—
Investment Funds	5,509
Total	$253,248
Principal amount of investments sold or repaid:
First Lien Debt	$(63,525)
Second Lien Debt	—
Equity Investments(1)	(67)
Structured Credit Investments	(13,810)
Investment Funds	—
Total	$(77,402)
Number of new investment commitments(2)(3)	16
Average new investment commitment amount	$15,959
(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company, including structured credit investments, as part of an individual transaction, excluding any investment fund activity.
(3)For the three months ended June 30, 2026, 100.0% of new funded debt investments and structured credit investments were at floating interest rates.
See the Consolidated Schedules of Investments as of June 30, 2026 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

The Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. The Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	2,383,172	94.2	2,274,037	93.3
Internal Risk Rating 3	122,282	4.8	137,626	5.6
Internal Risk Rating 4	6,762	0.3	16,779	0.7
Internal Risk Rating 5	17,327	0.7	10,561	0.4
Total	$2,529,543	100.0%	$2,439,003	100.0%

As of both June 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1. As of both June 30, 2026 and December 31, 2025, six of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	284	$2,725,577	99.1%	250	$2,623,946	99.0%
Non-accrual(1)	8	24,089	0.9	7	27,340	1.0
Total	292	$2,749,666	100.0%	257	$2,651,286	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary sources of financing consist of secured debt and securitizations, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance as of
	June 30, 2026	December 31, 2025
SPV Credit Facility	$443,338	$388,750
SPV2 Credit Facility	366,000	330,000
2024-1 Debt	289,000	289,000
Total	$1,098,338	$1,007,750
Weighted average interest rate	5.68%	5.85%
SPV Credit Facility
On April 1, 2019, SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender, which was most recently amended and restated on August 26, 2025, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $500,000 as of June 30, 2026, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. Effective December 12, 2025, and June 12, 2026, the total commitments increased from $300,000 to $400,000 and from $400,000 to $500,000, respectively. The SPV Credit Facility has a maturity date of April 3, 2030, with one one-year extension option, subject to SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2028. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% per year. The SPV also pays a fee of 0.75% per year on unused amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.
The SPV Credit Facility consisted of the following as of June 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2026	$500,000	$443,338	$56,662	$56,662	5.42%
December 31, 2025	$400,000	$388,750	$11,250	$11,250	5.50%
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
The SPV2 Credit Facility consisted of the following as of June 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2026	$550,000	$366,000	$184,000	$184,000	6.23%
December 31, 2025	$550,000	$330,000	$220,000	$220,000	6.49%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Securitizations
On October 29, 2024, we completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”), which was inclusive of $59,500 in Class C and D Notes retained by the Company as of June 30, 2026. The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans and is scheduled to mature in October 2037.
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
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount as of June 30, 2026 and December 31, 2025:

				As of
2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	June 30, 2026	December 31, 2025
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,836)	(1,916)
Total Carrying Value				$287,164	$287,084
Weighted average interest rate				5.41%	5.60%
(1)     Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
Forward Currency Contracts
In order to better define our contractual rights and to secure rights that will help us mitigate our counterparty risk, we have entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. The ISDA Master Agreement is a bilateral agreement between us and the Counterparty that governs over-the-counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of June 30, 2026, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $4,459.
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

Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership interests as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Credit Solutions, Inc.	$1	$1	$15,000	$7,709	$135,000	$—
Carlyle Secured Lending, Inc.	1	1	135,000	69,384	15,000	—
Sixth Street	2	2	150,000	77,093	150,000	—
Total	$4	$4	$300,000	$154,186	$300,000	$—
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
Our share of the dividends declared by Structured Credit Partners was $254 and $34 for the three months ended June 30, 2026 and March 31, 2026, respectively. As of June 30, 2026 and March 31, 2026, our annualized dividend yield from Structured Credit Partners was 18.7% and 10.7%, respectively. Below is a summary of Structured Credit Partners’ portfolio as of June 30, 2026:

As of
June 30, 2026
Total Investments(1)	$1,681,254
Weighted average yield on total investments based on amortized cost(2)	6.8%
Weighted average yield on total investments based on fair value(2)	6.8%
Number of portfolio companies in Structured Credit Partners	428
Average amount per portfolio company	$3,928
Floating rate loans(3)	99.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Percent of total investments at fair value.

Consolidated Results of Operations
For the three months ended June 30, 2026 and March 31, 2026
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 and March 31, 2026:

	Three Months Ended		Change
	June 30, 2026	March 31, 2026	$
Investment income:
Interest income	$57,011	$56,377	$634
PIK income	6,063	5,840	223
Dividend income	254	34	220
Other income	743	2,456	(1,713)
Total investment income	64,071	64,707	(636)
Expenses:
Base management fees	4,036	4,328	(292)
Incentive fees	5,355	5,582	(227)
Professional fees	600	708	(108)
Administrative service fees	704	513	191
Interest expense and credit facility fees	15,222	13,340	1,882
Directors’ fees and expenses	114	107	7
Other general and administrative	948	1,036	(88)
Excise tax expense	4	—	4
Total expenses	26,983	25,614	1,369
Net investment income (loss)	37,088	39,093	(2,005)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	338	(12,096)	12,434
Net realized currency gain (loss) on non-investment assets and liabilities	(127)	(150)	23
Net realized gain (loss) on forward currency contracts	(420)	1,125	(1,545)
Net change in unrealized appreciation (depreciation) on investments	(34,420)	(25,527)	(8,893)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,079	1,660	(581)
Net change in unrealized gain (loss) on forward currency contracts	2,217	1,898	319
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(31,333)	(33,090)	1,757
Net increase (decrease) in net assets resulting from operations	$5,755	$6,003	$(248)
Investment Income
The decrease in total investment income for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026, was primarily driven by a decrease in other income due to lower prepayment fees. As of June 30, 2026, our portfolio at amortized cost increased to $2,834,436 from $2,654,429 as of March 31, 2026. As of June 30, 2026 and March 31, 2026, the weighted average yield of our total debt and income producing investments was 9.4% and 9.4%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2026 and March 31, 2026, eight and six of our debt and preferred equity investments were on non-accrual status, respectively. As of June 30, 2026 and March 31, 2026, non-accrual investments had a fair value of $24,089 and $17,082, which represented approximately 0.9% and 0.7% of total investments at fair value, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2026 and March 31, 2026.

The decrease in other income for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, was primarily driven by a decrease in prepayment fees.
The increase in dividend income for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, was due to an increase in dividend income from Structured Credit Partners.
Expenses
The increase in interest expense and credit facility fees was primarily driven by a higher average principal balance during the three months ended June 30, 2026.
The decrease in base management fees was driven by a lower net asset value for the three months ended June 30, 2026 compared to the three months ended March 31, 2026.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended June 30, 2026 compared to the three months ended March 31, 2026.
For the three months ended June 30, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2026. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended June 30, 2026 and March 31, 2026 were as follows:

	Three Months Ended
	June 30, 2026	March 31, 2026
Realized gains on investments	$2,255	$488
Number of investments with realized gains	13	2
Realized losses on investments	$(1,917)	$(12,584)
Number of investments with realized losses	3	2
Change in unrealized appreciation on investments	$10,990	$15,912
Number of investments with unrealized appreciation	124	48
Change in unrealized depreciation on investments	$(45,410)	$(41,439)
Number of investments with unrealized depreciation	133	209
During the three months ended June 30, 2026, we recognized a net realized loss related to the restructuring of our investments in DCA Investment Holding LLC. During the three months ended March 31, 2026, we recognized a net realized loss related to the restructuring of our investments in 48forty Intermediate Holdings, Inc.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits. The unrealized depreciation recognized during the three months ended June 30, 2026 was primarily attributable to markdowns on a limited number of portfolio investments, including US INFRA SVCS Buyer, LLC.

For the three and six months ended June 30, 2026 and June 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
Investment income:
Interest income	$57,011	$52,890	$4,121	$113,388	$102,456	$10,932
PIK income	6,063	4,716	1,347	11,903	10,167	1,736
Dividend income	254	—	254	288	—	288
Other income	743	1,336	(593)	3,199	2,287	912
Total investment income	64,071	58,942	5,129	128,778	114,910	13,868
Expenses:
Base management fees	4,036	3,567	469	8,364	7,255	1,109
Incentive fees	5,355	5,152	203	10,937	10,118	819
Professional fees	600	420	180	1,308	875	433
Administrative service fees	704	334	370	1,217	593	624
Interest expense and credit facility fees	15,222	11,910	3,312	28,562	22,362	6,200
Directors’ fees and expenses	114	104	10	221	190	31
Other general and administrative	948	859	89	1,984	1,651	333
Excise tax expense	4	511	(507)	4	1,009	(1,005)
Total expenses	26,983	22,857	4,126	52,597	44,053	8,544
Net investment income (loss)	37,088	36,085	1,003	76,181	70,857	5,324
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	338	13	325	(11,758)	(17,920)	6,162
Net realized currency gain (loss) on non-investment assets and liabilities	(127)	4	(131)	(277)	1,481	(1,758)
Net realized gain (loss) on forward currency contracts	(420)	(4,537)	4,117	705	(895)	1,600
Net change in unrealized appreciation (depreciation) on investments	(34,420)	5,175	(39,595)	(59,947)	14,196	(74,143)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,079	(6,724)	7,803	2,739	(8,999)	11,738
Net change in unrealized gain (loss) on forward currency contracts	2,217	(1,533)	3,750	4,115	(8,174)	12,289
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(31,333)	(7,602)	(23,731)	(64,423)	(20,311)	(44,112)
Net increase (decrease) in net assets resulting from operations	$5,755	$28,483	$(22,728)	$11,758	$50,546	$(38,788)
Investment Income
The increase in investment income for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily driven by a higher average outstanding investment balance. As of June 30, 2026, our portfolio at amortized cost increased to $2,834,436 from $2,292,211 as of June 30, 2025. As of June 30, 2026 and June 30, 2025, the weighted average yield of our total debt and income producing investments was 9.4% and 10.4%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2026 and June 30, 2025, eight and six of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $24,089 and $46,607, which represented approximately 0.9% and 2.1% of total investments at fair value as of June 30, 2026 and June 30, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2026 and June 30, 2025.
The increase in dividend income for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily driven by dividend income from Structured Credit Partners.
The decrease in other income for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily driven by a decrease in prepayment fees and amendment fees. The increase in other income for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by an increase in prepayment fees in the first quarter of 2026.
Expenses
The increase in interest expense and credit facility fees for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily driven by a higher average principal balance during the three and six months ended June 30, 2026.
The increase in base management fees for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was driven by higher average net assets for the three and six months ended June 30, 2026.
The increase in incentive fees for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was driven by higher pre-incentive fee net investment income for the three and six months ended June 30, 2026.
For the three and six months ended June 30, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2026. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gains on investments	$2,255	$13	$2,743	$91
Number of investments with realized gains	13	3	14	6
Realized losses on investments	$(1,917)	$—	$(14,501)	$(18,011)
Number of investments with realized losses	3	0	5	2
Change in unrealized appreciation on investments	$10,990	$22,717	$20,535	$49,907
Number of investments with unrealized appreciation	124	105	63	108
Change in unrealized depreciation on investments	$(45,410)	$(17,542)	$(80,482)	$(35,711)
Number of investments with unrealized depreciation	133	109	214	124

During the six months ended June 30, 2026, we recognized a net realized loss related to the restructurings of our investments in 48forty Intermediate Holdings, Inc. and DCA Investment Holding LLC. During the six months ended June 30, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits. The unrealized depreciation recognized during the six months ended June 30, 2026 was primarily attributable to markdowns on a limited number of portfolio investments, including US INFRA SVCS Buyer, LLC.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. As of June 30, 2026, we had $1,098,338 of outstanding consolidated indebtedness under the Credit Facilities and the 2024-1 Debt, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of June 30, 2026, we had $308,055 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of June 30, 2026 and December 31, 2025, the debt to equity ratio was 0.64x and 0.57x, respectively. Refer to Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$67,393	$122,352
Available borrowings under Credit Facilities	240,662	231,250
Total Liquidity	$308,055	$353,602
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

We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2026 and December 31, 2025:

	Par / Principal Amount as of
	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$271,410	$250,388
Unfunded revolving commitments	168,931	158,139
Total unfunded commitments	$440,341	$408,527
Pursuant to an undertaking by us in connection with the 2024-1 Debt Securitization, we agreed to hold on an ongoing basis the 2024-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding principal amount of all collateral obligations issued by the 2024-1 Issuer, subject to adjustments, for so long as any securities of the 2024-1 Issuer remains outstanding. As of June 30, 2026 and December 31, 2025, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Six Months Ended
June 30, 2026
Cash flows provided by (used in) operating activities	$(88,705)
Cash flows provided by (used in) financing activities	33,746
Net increase (decrease) in cash, cash equivalents and restricted cash	$(54,959)
During the six months ended June 30, 2026, we paid $471,581 related to cost of investments purchased and received $313,575 in proceeds from sales and repayments on our investments. During the six months ended June 30, 2026, we had net proceeds from borrowings of $93,707 on our Credit Facilities. During the six months ended June 30, 2026, we issued 10,064,280 shares for an aggregate offering price of $188,210, and repurchased and extinguished 8,892,928 shares for an aggregate purchase price of $165,316.
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

Interest Rate Risk
As of June 30, 2026, on a fair value basis, approximately 99.8% of our debt investments bear interest at floating rates, which primarily are subject to interest rate floors. The Credit Facilities and 2024-1 Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Structured Credit Partners, held as of June 30, 2026 and December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2026 and December 31, 2025 and based on the terms of our Credit Facilities and 2024-1 Debt. Interest expense on our Credit Facilities and 2024-1 Debt is calculated using the stated interest rate as of June 30, 2026 and December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Structured Credit Partners, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of June 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$80,100	$(32,950)	$47,150	$76,863	$(30,232)	$46,631
Up 200 basis points	$53,400	$(21,967)	$31,433	$51,242	$(20,155)	$31,087
Up 100 basis points	$26,700	$(10,983)	$15,717	$25,621	$(10,077)	$15,544
Down 100 basis points	$(26,700)	$10,983	$(15,717)	$(25,621)	$10,077	$(15,544)
Down 200 basis points	$(53,297)	$21,967	$(31,330)	$(51,107)	$20,155	$(30,952)
Down 300 basis points	$(76,095)	$32,174	$(43,921)	$(72,737)	$29,529	$(43,208)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 12, Litigation, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
During the three months ended June 30, 2026, upon completion of our tender offer that commenced March 23, 2026, we repurchased 4,712,598 shares for a purchase price of $18.39 per share, or approximately $86.6 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CARLYLE CREDIT SOLUTIONS, INC.

Dated: August 11, 2026	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Director, President, Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)